Form 10-K
period 2020-12-31
Sandbridge Acquisition Corp
filed 2021-03-25
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number:
Sandbridge Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	85-1615012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Avenue of the Stars, Suite 2088
Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (424) 221-5743

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	SBG.U	New York Stock Exchange LLC
Shares of Class A common stock included as part of the units	SBG	New York Stock Exchange LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	SBG WS	New York Stock Exchange LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer☐	Accelerated filer☐	Non‑accelerated filer☒	Smaller reporting company☒	Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

There was no aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, because the registrant’s common equity was not trading on any exchange on that date.

As of March 15, 2021, there were 23,000,000 shares of Class A common stock, $0.0001 par value per share, and 5,750,000 shares of Class B common stock, $0.001 par value per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (this “Annual Report” or “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to meet the closing conditions in the Business Combination Agreement (as defined herein) and to complete our Business Combination;

•
the occurrence of any event, change or other circumstance that could give rise to the termination of the Business Combination Agreement or could otherwise cause the transactions contemplated therein to fail to close;

•	trends in the consumer sector and trends regarding consumer behavior, particularly as these trends relate to the types of brands and consumer experience customers are seeking;

•
our ability to complete our initial business combination, particularly given competition from other blank check companies (including Sandbridge 2 (as defined herein)) and financial and strategic buyers;

•	our expectations around the performance of a prospective target business or businesses, including competitive prospects of the business following our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the number, variety and characteristics of prospective target businesses;

•
our ability to consummate an initial business combination amidst the uncertainty resulting from the ongoing COVID-19 pandemic, and the effects of the ongoing pandemic on consumer behavior, the economy and any business or businesses with which we consummate our initial business combination;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following the initial business combination.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. Such risks include, but are not limited to:

•	our being a company with no operating history and no revenues;

•	our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination;

•	your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;

•	the ability of our public stockholders to exercise redemption rights could make our initial business combination difficult to enter into or unsuccessful;

•	our ability to complete our initial business combination on favorable terms, within the allotted timeframe, or at all;

•	our ability to obtain the economic resources necessary to complete the initial business combination;

•
our officers and directors allocating their time to other businesses (including Sandbridge 2) and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our success in retaining or recruiting the necessary officers, key employees or directors in connection with and following our initial business combination;

•	certain of our securities becoming worthless in certain redemption scenarios;

•	economically disadvantageous liquidation scenarios;

•	limitations on access to the funds in the trust account by investors or third parties, as well as reductions in the funds available in the trust account under certain scenarios;

•	potential liability arising out of certain distributions from the trust account;

•	dilution of your investment in certain scenarios;

•
our ability to consummate an initial business combination amidst the uncertainty resulting from the ongoing COVID-19 pandemic, and the effects of the ongoing pandemic on the climate sector, the economy and any business or businesses with which we consummate our initial business combination;

•	our financial performance following the initial business combination; and

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

PART I

References in this Form 10-K to “we,” “us,” “Company” or “Sandbridge” refer to Sandbridge Acquisition Corporation, a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors, and references to our “sponsor” refer to Sandbridge Acquisition Holdings LLC, a Delaware limited liability company. References to our “initial stockholders” refer to our sponsor and any other holder of our founder shares prior to our initial public offering (or their permitted transferees, including members of our Sponsor). References to (i) “PIMCO” are to Pacific Investment Management Company LLC, (ii) the “PIMCO private funds” are to members of our sponsor that are affiliated with PIMCO, (iii) “Sandbridge Capital” are to Sandbridge Capital, LLC and (iv) the “Sandbridge fund” are to the member of our sponsor that is affiliated with Sandbridge Capital.

ITEM 1.	BUSINESS.

Introduction

We are blank check company incorporated on June 23, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. Prior to executing the Business Combination Agreement (defined below), our efforts were limited to organizational activities, completion of our initial public offering and the evaluation of possible business combinations. For information regarding our initial public offering, see Part II, Item 7 “Liquidity and Capital Resources.”

On February 15, 2021, we entered into a business combination agreement by and among Sandbridge, Project Olympus Merger Sub, Inc., a wholly owned subsidiary of Sandbridge (“Merger Sub”), and Owlet Baby Care Inc. (“Owlet”) (the “Business Combination Agreement”). The business combination was unanimously approved by our board of directors on February 12, 2021. Owlet’s board of directors unanimously approved the business combination on February 13, 2021. If the Business Combination Agreement is approved by Sandbridge’s stockholders and the transactions under the Business Combination Agreement are consummated, Merger Sub will merge with and into Owlet (the “Merger”), with Owlet surviving the Merger as a wholly owned subsidiary of Sandbridge. In addition, upon the effectiveness of the proposed charter, Sandbridge will be renamed “Owlet, Inc.”

The Business Combination Agreement, related agreements and closing conditions are further described in Part II, Item 7 “Agreement for Business Combination.” Other than as specifically discussed herein, this report does not assume the closing of the Merger.

We believe current market dynamics present an opportune moment for our sector focus. Prevailing trends prior to the emergence of the novel coronavirus have only grown more pronounced. Digital adoption has meaningfully accelerated trends across an even broader cohort of customer demographics along with customer emphasis on sustainability, transparency, environmental awareness, and brand engagement and authenticity. The aforementioned trends, concurrent with e-commerce’s ever-expanding importance, align with the domain expertise of our management team, directors and advisors. Our team identifies and partners with differentiated, purpose-driven brands that truly matter to and connect with their customers and which are effectively attached to modern business models that drive engagement with relevant brand messaging and distribution at a time when many legacy distribution models are challenged.

Our team includes experienced industry operators and investors whose strategic skill-set can be employed to pursue significant value creation opportunities in this environment. We believe our team’s extended global network of relationships with brand operators and owners, built over the course of decades of experience growing and managing iconic consumer brands, will help us identify attractive potential business combination targets, and that the collective experience of our team will make us an attractive partner in the eyes of industry operators who value this competence and expertise.

The Sandbridge fund and the PIMCO private funds are members of our sponsor.

Sandbridge Capital

Sandbridge Capital is a leading global consumer focused investment firm with a global network and deep sector expertise, targeting high-growth, market leading brands.

Sandbridge Capital’s primary target segments include modern consumer brands, disruptive consumer-based technologies, beauty and personal care, luxury, and health and wellness. Within these segments, Sandbridge Capital targets importantly differentiated authentic brands whose purpose-driven brand messaging typically slots within its overarching industry thesis. These brands must be strongly positioned to become #1 or #2 in their market niches with modern business models that enable them to seamlessly leverage online and offline convergence opportunities. Importantly, Sandbridge Capital’s thesis reflects the disruptive opportunity for innovative “2.0 brands” relative to the value erosion experienced by structurally challenged retail and other legacy concepts.

Sandbridge Capital’s differentiated domain expertise and industry relationships attract high-quality proprietary global deal flow, facilitate nuanced and informed investment analysis, and position the firm to implement strategies targeting transformative growth for the importantly differentiated brands with which it partners. Sandbridge Capital’s principals as a team have invested in 15 consumer brands, including Farfetch Ltd. (“Farfetch”), Mont Blanc Global Group Holdings S.a.r.l. (“Rossignol”), The RealReal, Inc. (“RealReal”), Thom Browne, Inc. (“Thom Browne”), Youth To The People Inc. (“Youth To The People”), Bonobos and ILIA, Inc., among others.

PIMCO

PIMCO is one of the world’s premier fixed income investment managers. For nearly 50 years, PIMCO has worked relentlessly to help millions of investors achieve their objectives—regardless of shifting market conditions. Today, PIMCO has offices around the world and more than 2,800 professionals committed to its mission: delivering superior investment returns, solutions and service to its clients. PIMCO’s alternatives platform combines the firm’s time-tested investment process with opportunistic approaches to marketable and private credit, global real estate, macroeconomic, and quantitative strategies. PIMCO is owned by Allianz S.E., a leading global diversified financial services provider.

Our Management Team

Our Company is led by Ken Suslow, our Chief Executive Officer and Chairman, Richard Henry, our Chief Financial Officer, and Joe Lamastra, our Chief Operating Officer, who are supported by the broader Sandbridge team, as well as our directors and advisors. For more information on our management team, please read Item 10 “Directors, Executive Officers and Corporate Governance” below.

Business Strategy

The coronavirus pandemic has served to both heighten and accelerate the highly dislocative trends that began impacting the global consumer retail landscape well in advance of our current moment. We believe the resulting economic reality has pushed forward by years the substantial opportunity set for modern brands with similarly modern business models. We expect these brands will inevitably continue to garner large market share gains at the expense of their challenged legacy retail competitors. We believe these trends underscore a long-term fundamental shift in consumer behavior, one that will force global brands to revise and refresh their strategic agenda, refocus their distribution and supply chains, and favor brand storytelling and authentic messaging over the simple selling of generic product stacked high and wide on retail shelves. These represent just a few of the issues that legacy brands must swiftly confront in order to survive, and ultimately thrive, in the present consumer environment.

Furthermore, we believe the ongoing “barbell effect”, whereby consumers increasingly gravitate to a pronounced mix of a favored coterie of luxury brands and experiences at the high end of the discretionary scale, combined with substantial purchasing of deep value offerings, at the expense of those brands stuck in the middle, will continue. As such, we see substantial opportunities to execute upon our targeted sector focus and partnership criteria to align with the defining trends impacting the consumer industry today, and for the foreseeable future. These include (a) the acceleration of category disruption, (b) the rapid growth of modern “2.0 brands,” and (c) heightened adoption of digital and e-commerce.

Above all, we always pause to ask the simple question: “If this brand didn’t exist, would it truly be missed? Said another way, is this brand importantly differentiated in a world where sameness and homogeneity predominate?” Thus, when the right circumstances arise, we can engage our expertise as dedicated industry investors and operators to pursue a potential business combination with these special brands with the aim to create future value for our stockholders.

Based on our collective experience, we believe that brands must have a strong omni-channel approach so as to be best positioned to, at once, both deliver excellence to, and engagement with, their consumers. We believe an increasingly engaged consumer will remain ever more digitally connected well into the future. Shifting consumer preferences as well as the ongoing tectonic shifts brought about by the global pandemic have led to accelerating retail store count rationalization, while e-commerce has emerged as the long-term channel winner. We believe legacy distribution channels will continue to struggle in this highly dynamic environment. As such, we are highly focused on increasingly digitalized consumption in tandem with the ongoing convergence of physical and online channels. We believe that innovative brands with modern approaches to operating their businesses will continue to take share from legacy incumbents given their pronounced focus on nimble multi-channel strategies that better appeal to, and conform with, the continued shifts in the global consumer landscape.

The aforementioned shifts in consumer behavior help to support the basis of our investment thesis; additionally, within the modern brand firmament, we believe certain sectors remain particularly well positioned given the confluence of factors, both brand specific and otherwise, and that are well aligned with our investing expertise. These include, but are not limited to: (a) “2.0” consumer digital platforms and technologies, (b) beauty and personal care, (c) luxury, and (d) health and wellness.

“2.0” Consumer Digital Platforms and Technologies

Just as the Great Recession shaped subsequent consumer behavior, the pandemic has significantly altered consumer purchasing behavior yet again, representing a key inflection point that has catalyzed a steeper adoption curve for e-commerce. Accordingly, digital “2.0” brands, such as asset-light marketplace models, digital commerce enablers, and customer data analytics providers, have become more valuable as we continue down this highly connected path. As such, leveraging technology and modern distribution channels are now more critical than ever for businesses to remain relevant in the post pandemic landscape. This in turn results in more nascent, tech-enabled solution categories gaining ever stronger momentum while also presenting highly attractive transaction opportunities.

Beauty and Personal Care

We believe that the beauty and personal care industry – a large and growing market globally – represents a diverse, attractive field of investment opportunities, as ongoing shifts in consumer preferences combine with demographic trends to drive disruption in the space. Skincare, in particular, has been a conduit for growth, and is projected to continue to grow in the coming years; much of this growth is being led by the Asia Pacific region, with China representing an especially large and flourishing market.

Key trends in the space include a movement to organic, “farm-to-face” cosmetics, with natural and organic personal care product sales projected to grow robustly in the coming years. This accompanies a general shift toward consumer demand for transparency around ingredients and responsible sourcing. Additionally, digitally native platforms within beauty and personal care have been and continue to be important drivers of innovation, brand messaging, and global growth.

The global pandemic has accelerated a number of existing trends, including increased focus on already-growing direct-to-consumer brands and an acceleration in demand for “self-care” categories, which is expected to persist as consumers establish new care routines and discover new products online.

Luxury

The luxury goods sector has a global reach that has powered its growth over the past decade, and it has demonstrated the potential to further expand and evolve. The global pandemic has accelerated fundamental changes associated with broader industry shifts, including greater consumer adoption of digital shopping, the need for reinvention of the luxury supply chain and heightened environmental and social consciousness among consumers. The rapid movement to online purchasing during the pandemic has reinforced the critical nature of investments in the creation of omni-channel customer experiences. While consumers will still visit physical stores, we believe they will be actively seeking omni-channel experiences and brand narratives that resonate with them as differentiators in the broader landscape. Further, in today’s highly dynamic environment, luxury goods players can position the pandemic as a catalyst for supply chain reinvention, as the industry becomes more flexible and reactive to trends. We believe the need for faster decision-making processes, the need for evolution of inefficient legacy processes and the adoption of advanced analytics are important factors as brands reinvent their customer experience. Lastly, increasing consumer focus and discernment regarding differentiated products from heritage brands will likely continue to drive purchasing behavior, elevating the continued importance of brand messaging and loyalty. We believe there is significant opportunity to partner with the select brands that are on the forefront of these trends, particularly given the current dislocations in the global market for luxury goods.

Health and Wellness

The coronavirus pandemic has continued to accelerate the shift in consumers’ demand for health and wellness, as consumers are increasingly undertaking basic preventative measures, adopting healthy lifestyles and seeking products and services that support overall wellbeing. The home has become the wellness hub for consumers during the pandemic, and demand for digital health and remote healthcare is expected to rise. Furthermore, consumers are increasingly focused on the “clean” and “conscious” attributes of wellness products, and brands with more transparent narratives and those that align with intrinsic personal values are better poised to resonate strongly. Such purpose-driven brands that connect with their consumer are key, and consumers will accordingly turn to products that they trust and know best. As a result, certain health and wellness brands will be significantly better positioned to drive enhanced user engagement and relevance. Top influence criteria in wellness purchases, including digital engagement and health-inspired beauty, emphasize the importance of brands capturing these trends. We see significant opportunities in the shifting consumer landscape catering to consumer demands for simplicity and overall wellbeing.

We believe that the transformational forces underpinning the consumer landscape have demonstrable intermediate and long-term momentum, and will therefore be a core focus of our team as we pursue a business combination. As such, we are acutely focused on the market share shifts that have accelerated in the current environment. This has only heightened the importance of a strong operational focus on ensuring a seamless consumer experience that effectively leverages multiple distribution channels given the ever more rapid convergence of physical and digital distribution platforms. Given the above thesis, we will target next-generation brands and platforms in categories that we view as particularly vulnerable to disruption.

We believe that our team’s collective experience and expertise over the years positions us well to identify potential business combination opportunities that are aligned with the aforementioned dynamics, thereby offering the potential for value growth over time. Along these lines, our team has a strong track record of partnering with, and investing in, leading global brands, including The RealReal, Farfetch, Thom Browne and Rossignol, among many others.

We believe the depth of our team’s specialized consumer sector expertise and deep industry relationships will be an important differentiator in attracting high-quality and predominately proprietary global deal flow, and will facilitate thorough and nuanced analysis of potential business combination opportunities and position us well to assist potential business combination counterparties with the design and execution of transformative global growth strategies.

Our acquisition strategy will leverage the Sandbridge fund’s and the PIMCO private funds’ networks of proprietary deal sourcing where we believe a combination of collective industry expertise and strategic relationships may provide us with attractive business combination opportunities. Additionally, we expect that deep relationships resulting from years of experience with both public and private consumer companies may bolster our access to potentially attractive business combination opportunities.

Our goal is to collaborate with an importantly differentiated brand that will benefit from access to the capital markets, a deep network of highly experienced industry talent, and a proprietary value-creation playbook designed for the modern brand landscape. We plan to employ a fundamental acquisition framework that seeks out enduringly important brands with the potential for substantial equity value appreciation over time.

The management team along with its board of directors and advisors have experience in:
•	strategically investing in leading private and public consumer and consumer-related companies;
•
operating public and private companies, helping to position companies for accelerated growth (organically and through strategic transactions), helping to define corporate strategy, and identifying, mentoring and recruiting top-tier talent;

•	growing companies, both organically and through strategic transactions, expanding product portfolios and effectively broadening geographic footprints;
•	fostering relationships with founders, investors, capital providers, and experienced management teams;
•	sourcing, structuring, acquiring and selling businesses; and
•	accessing public and private capital markets to optimize capital structure, including financing businesses and helping companies transition ownership structures.

Following the completion of our initial public offering, we are in communication with our team’s networks of deal sourcing relationships to articulate the parameters for our search for a potential business combination and begin the process of pursuing and reviewing potential opportunities.

Acquisition Criteria

Our primary target consumer segments include modern consumer brands, disruptive consumer-based technologies, beauty and personal care, luxury, and health and wellness. Within these segments we plan to target authentic, importantly differentiated brands whose positioning dovetails with our broader industry thesis, and that are already leading players in their market niche, while effectively leveraging offline and digital convergence synergies. Importantly, our overriding thesis reflects our view that there will be continued erosion of structurally challenged retail concepts attached to attendant disruptive opportunities for innovative “2.0 brands.”

We will utilize the following criteria and guidelines in evaluating acquisition opportunities, though we may decide to enter into a business combination with a target business that does not meet one or more of these criteria and guidelines:
•	thematically aligned modern business model;
•	beneficiary of accelerated digital and omni-channel transformation;
•	importantly differentiated offering;
•	strong enduring brand positioned for growth;
•	solid leadership team that can benefit from our team’s knowledge of the consumer sector and proven track record of operational expertise; and
•	attractive risk/reward return opportunity for our stockholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management and board of directors may deem relevant.

Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and key employees, document reviews and inspection of facilities, as well as a review of financial, operational, legal and other information that is made available to us. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of our independent directors, will obtain an opinion that our initial business combination is fair to us from a financial point of view from either an independent investment banking firm or an independent accounting firm.

Each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officer or director were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Initial Business Combination

As required by the NYSE rules, our initial business combination will be approved by a majority of our independent directors. The NYSE rules also require that we must complete our initial business combination with one or more businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. Our board of directors will make the determination as to the fair market value of our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of net assets test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of the 80% of net assets test. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the Sandbridge fund and the PIMCO private funds.

We may, at our option, pursue an acquisition opportunity jointly with one or more parties affiliated with Sandbridge Capital or PIMCO, including, without limitation, officers and partners of Sandbridge Capital or PIMCO, investment funds, accounts, co-investment vehicles and other entities managed by affiliates of Sandbridge Capital or PIMCO, and/or investors in funds, accounts, co-investment vehicles and other entities managed by affiliates of Sandbridge Capital or PIMCO. Any such party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing equity to such parties. The amount and other terms and conditions of any such joint acquisition or equity issuance would be determined at the time thereof.

We may structure our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act.” Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Sources of Target Business

We anticipate that target business candidates will be brought to our attention from various sources, including our global networks, as well as other sources such as investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting. Our sponsor, officers and directors and their respective affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have. Other than as described in our registration statement on Form S-4 to be filed with the SEC in connection with our proposed business combination with Owlet, we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis. We may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or their respective affiliates. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, or their respective affiliates, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Further, Ken Suslow, Richard Henry and Joe Lamastra, our Chairman of the Board or Directors and Chief Executive Officer, Chief Financial Officer and Chief Operating officer, respectively, serve in those same roles at Sandbridge X2 Corp. (“Sandbridge 2”), another blank check company. Our directors Domenico De Sole, Ramez Toubassy and Jamie Weinstein also serve as directors of Sandbridge 2.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering in addition to or in lieu of using the amounts held in the trust account.  For example, in connection with the proposed business combination with Owlet, we have entered into subscription agreements with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to subscribe for and purchase, and we have agreed to issue and sell to the PIPE Investors, immediately prior to the closing of the merger, an aggregate of 13,000,000 shares of our Class A common stock at a price of $10.00 per share, for aggregate gross proceeds of $130 million. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Selection of a Target Business and Structuring Of Our Initial Business Combination

As required by the NYSE rules, our initial business combination will be approved by a majority of our independent directors. The NYSE rules also require that we must complete our initial business combination with one or more businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of net assets test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the NYSE’s 80% of net assets test. There is no basis for investors in our initial public offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and key employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the Sandbridge fund and the PIMCO private funds.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to acquire multiple businesses. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory operate after our initial business combination and cause us to depend on the marketing and sale of a limited number of products or services.

Post-Combination Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. For example, the terms of the Business Combination Agreement provide that Owlet’s current management would serve as the management of the Company following the proposed business combination and only Messrs. Suslow and De Sole would continue to serve as directors of the post-combination company.  The determination as to whether any of the members of our management team will remain with any combined company will be made at the time of our initial business combination. We cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:
•
we issue shares of Class A common stock that will either (a) be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•
any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:
•
the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;
•	the risk that the stockholders would fail to approve the proposed business combination;
•	other time and budget constraints of the company; and
•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases and Other Transactions With Respect To Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their respective affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase public shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination or Certain Stockholder Votes to Amend our Amended and Restated Certificate of Incorporation

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon (i) the completion of our initial business combination or (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. Such redemptions, if any, will be made at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the event triggering the right to redeem, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination or a stockholder vote to approve an amendment to our amended and restated certificate of incorporation, as described above.

Manner of Conducting Redemptions in Conjunction with a Stockholder Vote on our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under the NYSE rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our initial stockholders have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 24 months from the closing of our initial public offering or during any Extension Period.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our initial public offering to complete our initial business combination. If we do not complete our initial business combination within such 24-month period or any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our initial stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our initial stockholders have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,396,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of the offering will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,396,000 from the proceeds of our initial public offering and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors; however, such liability will not be greater than the amount of funds from our trust account received by any such stockholder. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we do not complete our business combination within 24 months from the closing of our initial public offering or during any Extension Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies (including Sandbridge 2), private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation may give others with greater resources an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Corporate Information

We were incorporated in 2020 as a Delaware corporation. Our principal executive offices are located at 1999 Avenue of the Stars, Suite 2088, Los Angeles, CA 90067, and our telephone number is 424-221-5743. Our internet site is www.sandbridgeacquisition.com. We routinely make available important information free of charge, including copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

ITEM 1A.	RISK FACTORS.

An investment in our securities involves a high degree of risk. The statements in this section describe the major risks to our business and should be considered carefully. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Business, Business Strategy, and Ability to Consummate a Business Combination

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated blank check company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Since only holders of our founder shares have the right to vote on the election of directors, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the election of directors. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:
•	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;
•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete. Please see the section in Part I, Item 1, entitled “Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our initial stockholders have agreed to vote their founder shares, as well as any public shares they hold, in favor of our initial business combination. The shares held by our sponsor, our other initial stockholders and our other directors and officers that are obligated to vote in favor of our initial business combination represent approximately 27% of the voting power of Sandbridge. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

You will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote.

Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own approximately 27% of the voting power of Sandbridge. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, are divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders and only holders of our founder shares will have the right to vote on the election of directors prior to our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the Sandbridge fund and the PIMCO private funds. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. The Business Combination Agreement contemplates that we will amend our charter in connection with the closing of our business combination and, if the transactions contemplated by the Business Combination Agreement fail to close, we cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instrument in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. The Business Combination Agreement contemplates that we will amend our charter in connection with the closing of our business combination and, if the transactions contemplated by the Business Combination Agreement fail to close, we cannot assure you that we will not seek to amend our charter or governing instruments, including to extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our initial stockholders have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering (by September 17, 2022) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our initial stockholders. Persons who are not party to, or third-party beneficiaries of, these agreements will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, such persons would need to pursue a stockholder derivative action, subject to applicable law.

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of our initial public offering (by September 17, 2022). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial public offering (by September 17, 2022) or seek a stockholder approved extension of such period. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase public shares or public warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination (which we intend to do in connection with the transactions contemplated by the Business Combination Agreement) and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

Because of our special purpose acquisition company structure and limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies (including Sandbridge 2) and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may present closing risk by reducing the resources available to us for our initial business combination. Additionally, potential target companies may be less inclined to consummate a transaction with us because definitive documentation for such a transaction will preclude any recourse against our trust account, meaning that potential counterparties may determine that they do not have adequate contractual remedies in the event a transaction fails to close. These factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the funds not being held in the trust account are insufficient to allow us to operate for at least 24 months from our initial public offering (September 17, 2022), we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until September 17, 2022, assuming that our initial business combination is not completed during that time. We believe that, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least 24 months after our initial public offering (September 17, 2022); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If our current financial resources prove insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be converted into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:
•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering (by September 17, 2022) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of our initial public offering (by September 17, 2022) or during any Extension Period, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest as discussed above, we may be deemed to be subject to the Investment Company Act. If we are deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Because we are neither limited to evaluating target businesses in a particular industry nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector, but we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Resources could be wasted in researching business combinations that are not completed (including if we fail to consummate the Merger), which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. For example, we expended substantial resources in connection with the negotiation of the Business Combination Agreement. If we fail to consummate the Merger or if we otherwise decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. We may feel to complete the Merger (or any other agreement we enter into for an initial business combination) for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Since our sponsor and its investors and our directors will lose their entire at-risk investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In July 2020, our sponsor purchased an aggregate of 5,750,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.004 per share. In August 2020, our sponsor transferred 40,000 founder shares to Mr. De Sole, 25,000 founder shares to Mr. Toubassy and 30,000 founder shares to Mr. Hilfiger. In October 2020, our Sponsor transferred 40,000 founder shares to Mr. Goss as compensation for his service as director of the Company. All of the founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 6,600,000 warrants at a price of $1.00 per warrant ($6,600,000 in the aggregate), which will also be worthless if we do not complete an initial business combination. Our initial stockholders have entered into a letter agreement with us pursuant to which they have agreed to vote any shares owned by them in favor of any proposed initial business combination and to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of our initial business combination and (ii) any stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering (by September 17, 2022) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may complete one business combination which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of public shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase public shares in connection with our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances our public stockholders may receive less than $10.00 per share upon the liquidation of the trust account.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us (except as described in our Registration Statement on Form S-1 (No. 333-248320) which the SEC declared effective on September 14, 2020, under “Description of Securities—Redeemable Warrants—Public Stockholders’ Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”), (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they are entitled to registration rights.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We would include the same financial statement disclosure in connection with any tender offer documents. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy or tender offer rules and complete our initial business combination within the prescribed timeframe.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	data privacy;

•	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

•	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the COVID-19 pandemic;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may face risks related to consumer sector companies.

Business combinations with companies in the consumer sector, entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•	An inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;
•	An inability to manage rapid change, increasing customer expectations and growth;

•	An inability to build strong brand identity and improve customer satisfaction and loyalty;
•	Limitations on a target business’ ability to protect its intellectual property rights that could cause a loss in revenue and any competitive advantage;
•	A reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
•	The high cost or unavailability of materials supplies and personnel that could adversely affect our ability to execute our operations on a timely basis;
•	An inability to attract and retain customers;
•	An inability to license or enforce intellectual property rights on which our business may depend;
•	Any significant disruption in our computer systems or those of third parties that we would utilize in our operations;
•	An inability by us to successfully anticipate changing consumer preferences and buying trends and manage our product line and inventory commensurate with customer demand;
•	Potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute or services we perform;
•	Dependence of our operations upon third-party suppliers or service providers whose failure to perform adequately could disrupt our business;
•	Our operating results may be adversely affected by changes in the cost or availability of raw materials and energy;
•	We may be subject to production-related risks which could jeopardize our ability to realize anticipated sales and profits;
•	Changes in the markets for consumer products affecting our customers could negatively impact customer relationships and our results of operations;
•	Our business could involve the potential for product recalls, product liability and other claims against us, which could affect our earnings and financial condition;
•	Competition for advertising revenue;
•	Competition for discretionary spending of customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;
•
Disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

•	An inability to recruit and retain senior talent; and
•	Our inability to comply with governmental regulations or obtain governmental approval of our products.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the consumer sector. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets.

Since December 2019, a novel strain of coronavirus that causes COVID-19 has spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic.” The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and will continue to adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination may also be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The effects of the COVID-19 pandemic on businesses, and the inability to accurately predict the future impact of the pandemic on businesses, has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination transaction.

The extent to which COVID-19 ultimately impacts our identification and consummation of a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and actions to contain the virus or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

If the benefits of the Merger do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

If the benefits of the proposed business combination with Owlet do not meet the expectations of investors or securities analysts, the market price of our securities prior to the closing may decline. The market values of our securities at the time of the proposed business combination with Owlet may vary significantly from their prices on the date the business combination Agreement was executed, the date of our proxy statement/prospectus filed in connection with the business combination, or the date on which our stockholders vote on the business combination. The number of shares to be issued pursuant to the business combination Agreement will not be adjusted to reflect any changes in the market price of Sandbridge Class A common stock.

In addition, following the release of cash from the Trust Account in connection with the Closing, fluctuations in the price of New Owlet’s securities could contribute to the loss of all or part of your investment. Prior to the proposed business combination with Owlet, there has not been a liquid public market for the stock of Owlet and trading in the shares of our Class A common stock has not been active. Accordingly, the valuation ascribed to Owlet in the proposed business combination with Owlet may not be indicative of the price that will prevail in the trading market following the proposed business combination with Owlet. If an active market for our securities develops and continues, the trading price of New Owlet securities following the proposed business combination with Owlet could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and New Owlet securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of New Owlet’s securities may include:

•	actual or anticipated fluctuations in New Owlet’s quarterly financial results or the quarterly financial results of companies perceived to be similar to New Owlet;

•	changes in the market’s expectations about New Owlet’s operating results;

•	success of competitors;

•	operating results failing to meet the expectations of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning New Owlet or the industry in which New Owlet operates in general;

•	ability to market existing, new and next generation products and services on a timely basis;

•	changes in laws and regulations affecting New Owlet’s business or of the regulatory status of New Owlet’s products;

•	commencement of, or involvement in, litigation or regulatory enforcement action involving New Owlet;

•	changes in New Owlet’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of New Owlet Class A common stock available for public sale;

•	any major change in New Owlet’s board or management or to key personnel;

•	sales of substantial amounts of New Owlet Class A common stock by our or New Owlet’s directors, executive officers or significant stockholders or the perception that such sales could occur;

•	any material and adverse impact of the COVID-19 pandemic on Owlet’s businessthe markets and the broader global economy; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. Stock markets in general, and companies like Owlet specifically, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities at or above the price at which it was acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to New Owlet could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Risks Relating to Management and Personnel

Past performance by our management team, directors, advisors, the Sandbridge fund, the PIMCO private funds and their respective affiliates may not be indicative of future performance of an investment in the company or in the future performance of any business we may acquire.

Information regarding performance by, or businesses associated with, our management team, directors and advisors, the Sandbridge fund, the PIMCO private funds and their respective affiliates, including Sandbridge Capital and PIMCO, is presented for informational purposes only. Past performance by our management team, directors and advisors, the Sandbridge fund, the PIMCO private funds and such affiliates is not a guarantee (i) either of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical performance of our management team, directors and advisors, the Sandbridge fund, the PIMCO private funds or that of their respective affiliates as indicative of the future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Our management team, directors and advisors, the Sandbridge fund, the PIMCO private funds and their respective affiliates have had limited past experience with blank check and special purpose acquisition companies.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. The terms of the Business Combination Agreement with Owlet contemplate that none of our officers would continue to serve in such capacities and only Messrs. Suslow and De Sole would continue to serve as directors of the post-combination company. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management team’s area of expertise.

Although we are focused on identifying companies in the consumer sector, we may consider an initial business combination outside of our management team’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation, and the information regarding the areas of our management team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities (including Sandbridge 2), we may decide to acquire one or more businesses with which our sponsor or one or more of our officers or directors is affiliated, including business affiliated with Sandbridge Capital or PIMCO. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described in Part I, Item I “Conflicts of Interest.” Further, affiliates of our sponsor are currently sponsoring another blank check company, Sandbridge 2, incorporated for substantially similar purposes as our company. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in Part I, Item I “Acquisition Criteria” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent accounting firm regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an affiliated joint acquisition opportunity with one or more affiliates of the Sandbridge fund and/or the PIMCO private funds or with other entities to which an officer or director has a fiduciary, contractual or other obligation or duty. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing equity to any such parties, which may give rise to certain conflicts of interest.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. For example, affiliates of our sponsor are currently sponsoring another blank check company, Sandbridge 2, incorporated for substantially similar purposes as our company. Ken Suslow, Richard Henry and Joe Lamastra, our Chairman of the Board or Directors and Chief Executive Officer, Chief Financial Officer and Chief Operating officer, respectively, serve in those same roles at Sandbridge 2. Our directors Domenico De Sole, Ramez Toubassy and Jamie Weinstein also serve as directors of Sandbridge 2. Any such companies, including Sandbridge 2, may present additional conflicts of interest in pursuing an acquisition target.  We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and directors is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see Part III, Item 10 “Directors and Executive Officers.”

Our key personnel may negotiate employment or consulting agreements as well as reimbursement of out-of-pocket expenses, if any, with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket expenses, if any, following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Additionally, they may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf prior to the consummation of our initial business combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination, or as reimbursement for such out-of-pocket expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. In particular, affiliates of our sponsor are currently sponsoring another blank check company, Sandbridge 2, incorporated for substantially similar purposes as our company. Ken Suslow, Richard Henry and Joe Lamastra, our Chairman of the Board or Directors and Chief Executive Officer, Chief Financial Officer and Chief Operating officer, respectively, serve in those same roles at Sandbridge 2. Our directors Domenico De Sole, Ramez Toubassy and Jamie Weinstein also serve as directors of Sandbridge 2.

Sandbridge Capital, PIMCO and their respective affiliates, including the Sandbridge fund and the PIMCO private funds, have invested in diverse industries, including in the consumer sector. As a result, there could be overlap between companies that would be suitable for a business combination with us and companies that present and attractive investment opportunity for our sponsor, our directors or officers and/or certain of Sandbridge Capital’s and PIMCO’s funds and/or other investment vehicles, including the Sandbridge fund and the PIMCO private funds. In addition, PIMCO and its affiliates engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition of any target business that we may make. If PIMCO or any of its affiliates provides or participates in any such debt financing arrangement it may present a conflict of interest and will have to be approved under our related person transaction policy or by our independent directors.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and other entities to which they owe certain fiduciary or contractual duties. Any such opportunities may present additional conflicts of interest in pursuing an acquisition target, and our directors and officers may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see Part I “Conflicts Of Interest,” Part III, Item 10 “Directors and Executive Officers,” and Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the post-business combination company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We expect to incur additional costs in connection with our transition to an operating company after the initial business combination.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. Although we are currently a public company, there will be additional legal, accounting and other expenses and resources required to operate as a public company following our initial business combination due to the additional expenses and time that will be required to comply with public company reporting and other requirements as an operating company, as opposed to a blank check company.

Risks Relating to Ownership of Our Securities

You will not be entitled to protections normally afforded to investors of many other blank check companies.

We are deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we have not completed an initial business combination within 24 months from the closing of our initial public offering (by September 17, 2022), our public stockholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we have not completed an initial business combination within 24 months from the closing of our initial public offering (by September 17, 2022) or during any Extension Period, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering or the expiration of any Extension Period before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption of public shares or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

We may not hold an annual meeting of stockholders until after we consummate a business combination (unless required by the NYSE), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Holders of Class A common stock will not be entitled to vote on any election of directors we hold prior to our initial business combination and, upon consummation of our initial business combination, our initial stockholders will have certain rights to designate individuals for nomination for election as directors.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Further, pursuant to a registration and stockholder rights agreement, upon consummation of an initial business combination, our initial stockholders will be entitled to designate three individuals for nomination for election to our board of directors for so long as they continue to hold, collectively, at least 50% of the founder shares (or the securities into which such founder shares convert) held by such persons on the date that the registration statement in connection with our initial public offering became effective. Thereafter, such initial stockholders will be entitled to designate (i) two individuals for nomination for election to our board of directors for so long they continue to hold, collectively, at least 30% of the founder shares (or the securities into which such founder shares convert) held by such persons on the date that the registration statement in connection with our initial public offering became effective and (ii) one individual for nomination for election to our board of directors for so long they continue to hold, collectively, at least 20% of the founder shares (or the securities into which such founder shares convert) held by such persons on the date that the registration statement in connection with our initial public offering became effective. This may result in such holders having significant control over our business.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of shares of our Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 shares of our Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from state registration is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Notwithstanding the above, if shares of our Class A common stock are at the time of any exercise of a public warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The warrants may become exercisable and redeemable for a security other than the shares of Class A common stock, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 15 business days of the closing of an initial business combination.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption, under certain circumstances, warrant holders will be able to exercise their warrants on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our Class A common stock (defined above) over the exercise price of the warrants by (y) the fair market value and (B) 0.361 per whole warrant, and the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised the warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of our Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us  (except as described in our Registration Statement on Form S-1 (No. 333-248320) which the SEC declared effective on September 14, 2020, under “Description of Securities—Redeemable Warrants—Public Stockholders’ Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”) so long as they are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant  as described in our Registration Statement on Form S-1 (No. 333-248320) which the SEC declared effective on September 14, 2020, under the heading “Description of Securities—Redeemable Warrants—Public Stockholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of shares of our Class A common stock. Please see our Registration Statement on Form S-1 (No. 333-248320) which the SEC declared effective on September 14, 2020, “Description of Securities—Redeemable Warrants—Public Stockholders’ Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 shares of Class A common stock per whole warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us (except as described in our Registration Statement on Form S-1 (No. 333-248320) which the SEC declared effective on September 14, 2020, under “Description of Securities—Redeemable Warrants—Public Stockholders’ Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”) so long as they are held by our sponsor or its permitted transferees.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which may include the requirement that a beneficial holder must identify itself. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of our Registration Statement on Form S-1 (No. 333-248320) which the SEC declared effective on September 14, 2020, entitled “Proposed Business—Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination—Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.00 per share.

The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $230,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering (by September 17, 2022) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we do not complete an initial business combination within 24 months from the closing of our initial public offering or during any Extension Period, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Although we meet the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on the NYSE, our units, Class A common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account.

As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:
•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	our inability to pay dividends on our common stock;
•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•	other disadvantages compared to our competitors who have less debt.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the end of the 24th month after the closing of our initial public offering or the expiration of any Extension Period in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering (by September 17, 2022) or during any Extension Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. We have 77,000,000 and 4,250,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants. We have no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation will provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering (by September 17, 2022) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:
•	may significantly dilute the equity interest of investors in our initial public offering;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•
could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities.

We will seek to complete an initial business combination with companies in the consumer sector, including modern consumer brands, disruptive consumer-based technologies, luxury, beauty, and health and wellness, but may also pursue other business combination opportunities, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Unlike many other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A common stock at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible into or exercisable or exchangeable for Class A common stock, are issued or deemed issued in excess of the amounts offered in connection with our initial public offering and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of all outstanding shares of common stock upon completion of our initial public offering, plus (ii) all shares of Class A common stock and equity-linked securities issued, or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination, and any private placement-equivalent warrants issued to our sponsor or its affiliates upon conversion of loans made to us). This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if
(i)
we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share;

(ii)
the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described in our Registration Statement on Form S-1 (No. 333-248320) which the SEC declared effective on September 14, 2020, under “Description of Securities—Redeemable Warrants—Public Stockholders’ Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” and “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “Description of Securities—Redeemable Warrants—Public Stockholders’ Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the aggregate worldwide market value of our Class A common stock held by non-affiliates equals or exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Small reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A common stock held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the aggregate worldwide market value of our Class A common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements and other disclosures with other public companies difficult or impossible.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which are founder shares are convertible, the private placement warrants, the shares of Class A common stock issuable upon exercise of the private placement warrants held, or to be held, by them, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

We have engaged Citigroup, one of the underwriters from our initial public offering, to provide additional services to us, including acting as financial advisor in connection with an initial business combination.  As an underwriter for our initial public offering, Citigroup is entitled to receive deferred commissions that will released from the trust only on a completion of an initial business combination.  Additionally, Citigroup is serving as a placement agent in the PIPE Investment. These financial incentives may cause Citigroup to have potential conflicts of interest in rendering such additional services to us.

We have engaged Citigroup, one of the underwriters from our initial public offering, to provide additional services to us, including providing financial advisory services.  We may pay Citigroup fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation.  For example, we have agreed to pay Citigroup a fee in connection with the PIPE Investment, for serving as a placement agent. Citigroup is also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination.  Citigroup’s financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the consummation of an initial business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that prior to the completion of our initial business combination only holders of shares of our Class B common stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for any action arising under the Securities Act. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Risks Relating to Litigation

We may be the target of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the initial business combination from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into business combination agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the initial business combination, then that injunction may delay or prevent the initial business combination from being completed, which may adversely affect us.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

General Risk Factors

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently maintain executive offices at 1999 Avenue of the Stars, Suite 2088, Los Angeles, CA 90067. The cost for this space is included in the $10,000 per month, until our initial business combination or our liquidation, fee that we pay an affiliate of the Sponsor for office space, utilities, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A common stock and public warrants are traded on the NYSE under the symbols “SBG.U,” “SBG,” and “SBG WS,” respectively.

Holders

As of December 31, 2020, there was one holder of record of our units, one holder of record of our Class A common stock, three holders of record of Sandbridge Class B common stock and two holders of record of our public warrants. The number of holders of record does not include a substantially greater number of ‘‘street name’’ holders or beneficial holders whose units, Sandbridge Class A common stock and public warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On September 17, 2020, we consummated our initial public offering of 23,000,000 units, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 3,000,000 units. The units s were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. Citigroup Global Markets Inc. (“Citigroup”) and UBS Securities LLC (“UBS”) acted as joint book-running managers. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-248320). The SEC declared the registration statement effective on September 14, 2020.

Simultaneously with the consummation of our initial public offering, including the closing of the over-allotment option, we consummated the private placement of an aggregate of 6,600,000 private placement warrants at a price of $1.00 per warrant, generating total proceed of $6,600,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private placement warrants are identical to the warrants underlying the units sold in our initial public offering, except that the private placement warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from our initial public offering, including the closing of the over-allotment option, and the private placement warrants, $230,000,000 was placed in the Trust Account.

We paid a total of $4,204,000 in underwriting discounts and commissions and $694,806 for other offering costs related to our initial public offering. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

On February 15, 2021, the Company entered into a business combination agreement by and among itself, Project Olympus Merger Sub, Inc., a wholly owned subsidiary (“Merger Sub”), and Owlet Baby Care Inc. (“Owlet”) (“Business Combination Agreement”). Owlet provides a data-driven connectivity platform to the nursey for parents. If approved, Merger Sub will merge with and into Owlet, with Owlet surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). In addition, in connection with the consummation of the transactions contemplated by the Business Combination Agreement (the “Closing”), the Company will be renamed “Owlet, Inc.” and is referred to below as “New Owlet” as of the time following such change of name.

As a consequence of the Merger, each share of the Company’s Class B common stock that is issued and outstanding as of immediately prior to the Effective Time will automatically convert into a share of New Owlet Class A common stock (“New Owlet common stock”) on a one-for-one basis in accordance with the terms of the Company’s amended and restated certificate of incorporation, dated September 14, 2020. The proposed business combination with Owlet will have no effect on the Company’s Class A common stock that is issued and outstanding as of immediately prior to the Effective Time, which will continue to remain outstanding.

As a consequence of the Merger, at the Effective Time, (i) each share of Owlet capital stock that is issued and outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive the number of shares of New Owlet common stock equal to the Exchange Ratio (as defined in the Business Combination Agreement), rounded down to the nearest whole share; (ii) each option to purchase shares of Owlet common stock, whether vested or unvested, that is outstanding and unexercised as of immediately prior to the Effective Time will be assumed by New Owlet and will automatically become an option (vested or unvested, as applicable) to purchase a number of shares of New Owlet common stock equal to the number of shares of Owlet common stock subject to such option immediately prior to the Effective Time multiplied by the Exchange Ratio, rounded down to the nearest whole share, at an exercise price per share equal to the exercise price per share of such option immediately prior to the Effective Time divided by the Exchange Ratio, rounded up to the nearest whole cent, except that, subject to specified limitations, holders of vested options may instead elect to receive a cash payment in lieu of assumption of a portion of their vested options up to an aggregate cap of $10 million; and (iii) each share of Owlet common stock that is subject to a risk of forfeiture or right of repurchase at the original purchase price as of immediately prior to the Effective Time shall be subject to the same risk of forfeiture or right of repurchase (proportionately adjusted to reflect the Exchange Ratio) which risk of forfeiture or right of repurchase shall lapse in accordance with the same vesting schedule as that of the Owlet restricted stock.

The Merger is expected to close in the second quarter of 2021, following the receipt of the required approval by the Company’s stockholders and the fulfillment of other customary closing conditions.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 23, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for our initial public offering (the “Initial Public Offering”), described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from June 23, 2020 (inception) through December 31, 2020, we had a net loss of $427,187, which consists of operating costs of $480,436, offset by interest income on investments held in the Trust Account of $53,249.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of our Class B common stock by the Sponsor and loans from our Sponsor.

On September 17, 2020, we completed the Initial Public Offering of 23,000,000 Units at a price of $10.00 per Unit, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 3,000,000, Units generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 6,600,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $6,600,000.

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

For the period from June 23, 2020 (inception) through December 31, 2020, cash used in operating activities was $455,960. Net loss of $427,187 was affected by interest earned on investments held in the Trust Account of $53,249 and changes in operating assets and liabilities, which provided $24,476 of cash from operating activities.

As of December 31, 2020, we had cash and investments held in the Trust Account of $230,053,249. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended December 31, 2020, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $1,287,234 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Sandbridge’s directors and executive officers are as follows:

Name	Age	Position

Ken Suslow	50	Chairman of the Board of Directors and Chief Executive Officer

Richard Henry	39	Chief Financial Officer

Joe Lamastra	59	Chief Operating Officer

Domenico De Sole	77	Director

Mike Goss	61	Director

Krystal Kahler	38	Director

Ramez Toubassy	48	Director

Jamie Weinstein	44	Director

Ken Suslow is our Chief Executive Officer and the Chairman of our board of directors. Mr. Suslow has served in these roles since our inception. Mr. Suslow is Founding Managing Partner at Sandbridge Capital, where he chairs the Investment Committee. Mr. Suslow has led Sandbridge Capital’s investments since its inception in 2013, including the majority buyout of Thom Browne, in which Sandbridge Capital fully divested its ownership position through a strategic sale to Ermenegildo Zegna Group. Mr. Suslow also led Sandbridge Capital’s investments in Rossignol, The RealReal, Farfetch and Youth To The People, among others. Prior to co-founding Sandbridge Capital, Mr. Suslow was Managing Director at The Strand Partners, the Los Angeles-based family office vehicle for William C. Powers, where Mr. Suslow advised and led investments in privately held consumer companies. Mr. Suslow serves on the boards of Sandbridge 2, Hydrow, Inc., Youth To The People, Peach & Lily, Inc., and ILIA, Inc., is a Board Advisor to Rossignol’s apparel division and is the former Chairman of Thom Browne. Mr. Suslow has a B.A. from Pomona College and an M.B.A. from the Stanford Graduate School of Business.

Richard Henry is our Chief Financial Officer. Mr. Henry has served in this role since our inception.
Mr. Henry is a Principal at Sandbridge Capital, where he is responsible for analyzing and executing new transactions. He is also active in monitoring the Sandbridge Consumer Funds’ existing portfolio investments. Prior to joining Sandbridge Capital, Mr. Henry was a Vice President with Credit Suisse in their Los Angeles and Asia coverage offices, where his responsibilities included originating, structuring and executing capital markets and M&A transactions. Previously, he was an analyst at Genesis Capital, an Atlanta-based investment and merchant banking firm. During his investment banking tenure, Mr. Henry executed a range of strategic transactions with a focus on the consumer sector. He currently serves on the boards of Mountain Origin Designs LLC (‘‘Stio’’) and BackJoy Orthotics LLC (‘‘BackJoy’’) and is a board observer for Youth to the People. Mr. Henry graduated from the University of Georgia with a B.B.A. in Finance.

Joe Lamastra is our Chief Operating Officer. Mr. Lamastra has served in this role since our inception. Mr. Lamastra is Founding Managing Partner at Sandbridge Capital and a member of its Investment Committee. Since 1998, he also served as the Chief Executive Officer of T Capital Management, LLC, a private investment firm where he is a business and investing partner with Tommy Hilfiger. Mr. Lamastra was active in the 1992 initial public offering of Tommy Hilfiger Corporation (‘‘THC’’) on the NYSE, the 1998 $1.1 billion acquisition of Apparel International Holdings Ltd by THC, the 2006 acquisition of THC by Apax Partners and the 2010 sale of THC to PVH Corp. for approximately $3.0 billion. Prior to 1998, Mr. Lamastra was a partner and attorney at the law firm Graham Curtin P.A., where he specialized in mergers and acquisitions, tax and corporate transactions. Mr. Lamastra started his career as a Financial Analyst with The Amerivest Group. He also worked for Touche Ross & Company (now Deloitte) in its Tax Department concentrating on mergers, acquisitions, real estate, and other corporate transactions. Mr. Lamastra was also a member on the board of Thom Browne and on the Villanova University School of Business Dean’s Advisory Board. He currently serves on the University’s Provost Board. Mr. Lamastra has a J.D. from Seton Hall Law School and a B.S. in Finance from Villanova University.

Domenico De Sole is on our board of directors. Mr. De Sole has served in this role since our inception. Mr. De Sole is the co-founder of luxury retailer Tom Ford International, LLC and has been the Chairman of its board of directors since its formation in 2005. During this time, Mr. De Sole also advised TPG Capital Advisors, LLC in connection with the repositioning and sale of Bally International AG. From 1984 to 1994, Mr. De Sole served as President and Chief Executive Officer of Gucci America and, from 1994 to 2004, he served as the President and Chief Executive Officer of Gucci Group, a company he helped transform from an almost bankrupt monobrand company into one of the largest and most profitable luxury groups in the world, which included brands such as Bottega Veneta, Yves Saint Laurent, Balenciaga, Stella McCartney, Alexander McQueen and Sergio Rossi. Previously, Mr. De Sole practiced law at the firm Patton, Boggs and Blow. Mr. De Sole has served on numerous public and private company boards of directors, including his current roles as Chairman of Tom Ford International, LLC and a director of Sandbridge 2, Condé Nast, Pirelli & C. S.p.A. and Acamar Partners Acquisition Corp. He formerly served as Chairman of Sotheby’s, lead independent director of Telecom Italia S.p.A. and a director of Bausch & Lomb Incorporated, Delta Airlines, Inc., Gap, Inc., Newell Brands Inc. and Procter & Gamble. Mr. De Sole graduated from the University of Rome with a law degree and received an L.L.M. from Harvard Law School where he served as a member of the Dean’s Advisory Board.

Ramez Toubassy is on our board of directors. Mr. Toubassy has served in this role since our inception. Mr. Toubassy has served as President, Brands of Gordon Brothers, a global advisory, restructuring and investment firm, since May 2016, focusing on the acquisition, turnaround and sale of intellectual property assets, as well as providing valuation expertise for brand appraisals. Prior to joining Gordon Brothers, from April 2014 to May 2016, Mr. Toubassy was the Founding Partner of Blast-Off Brands, where he was involved in several branding and licensing projects, including serving as the Interim President of the Life is Good lifestyle brand and as the exclusive global licensing agent for Kodak. Before forming Blast-Off Brands, Mr. Toubassy spent over a decade leading Brand Sense Partners, LLC, a top global branding and licensing agency, most of that time serving as its President and Chief Executive Officer. At Brand Sense, Mr. Toubassy worked with a variety of notable brands, and also drove brand acquisition and operational efforts. Previously, Mr. Toubassy held various business development and licensing, principal and advisory roles at Indian Motorcycle International, LLC, Evolution Global Partners, Deutsche Bank and PricewaterhouseCoopers. Mr. Toubassy serves as a director of Sandbridge 2. Mr. Toubassy has a B.A. in economics from Pomona College and an M.B.A. from the Stanford Graduate School of Business. Mr. Toubassy is a member of the Young Presidents’ Organization.

Jamie Weinstein is on our board of directors. Mr. Weinstein has served in this role since our inception. Mr. Weinstein has been a managing director, portfolio manager and head of corporate special situations at PIMCO, focusing on PIMCO’s opportunistic and alternative strategies within corporate credit since September 2019. Prior to joining PIMCO in 2019, Mr. Weinstein worked for Kohlberg Kravis Roberts & Co. (‘‘KKR’’) as a portfolio manager for the firm’s special situations funds and portfolios, which he managed since their inception in 2009. Mr. Weinstein was also a member of KKR’s special situations, real estate, and India NBFC investment committees and the KKR credit portfolio management committee. Previously, Mr. Weinstein was a portfolio manager with responsibility across KKR’s credit strategies. Prior to joining KKR, Mr. Weinstein was with Tishman Speyer Properties as director of acquisitions for Northern California and at Boston Consulting Group as a consultant. Mr. Weinstein serves on the boards of Sandbridge 2, Climate Change Crisis Real Impact Solutions I Acquisition Corporation, Climate Real Impact Solutions II Acquisition Corporation, and Capstar Special Purpose Acquisition Corp. He received an M.B.A. from the Stanford Graduate School of Business in 2002 and a B.S. in Civil Engineering and Operations Research from Princeton University in 1998.

Krystal Kahler is on our board of directors. Ms. Kahler has served in this role since October 2020. Ms. Kahler is a senior cross-asset securities analyst focused on fundamental and special situation investments. She is currently a credit and equity Portfolio Manager at PIMCO focused on the Consumer Goods and Retail sectors. Previously, she was the Senior Consumer Analyst at Water Island Capital and a Senior Analyst at Arrowgrass Capital Partners. Prior to joining Arrowgrass Capital Partners, Ms. Kahler was the Consumer/Retail Sector head at Advent Capital, where she worked for seven years. Ms. Kahler has a B.S. in Finance from San Diego State University.

Michael F. Goss is on our board of directors. Mr. Goss has served in this role since October 2020. From January 2020 until December 2020, Mr. Goss was Chief Financial Officer of Condé Nast, a global media company producing leading print, digital, video and social brands internationally. Prior to joining Condé Nast, Mr. Goss was Executive Vice President and Chief Financial Officer of Sotheby’s, Inc. from March 2016 until October 2019. Mr. Goss also served in various senior management capacities at Bain Capital, LLC (‘‘Bain Capital’’) for 13 years until December 2013, beginning in 2001 as Managing Director and Chief Financial Officer and assuming the additional role of Chief Operating Officer in 2004. Prior to joining Bain Capital, Mr. Goss was Executive Vice President and Chief Financial Officer of Digitas Inc., a global Internet professional services firm, which he helped take public in March 2000. Mr. Goss serves as the Lead Director and is the Chairman of the audit committee of Element Solutions Inc. Mr. Goss graduated from Kansas State University with a B.A. in economics in 1981 and received an MBA with Distinction from Harvard Business School in 1986.

Special Advisors and Board Observers

Our management and board of directors is supported by two special advisors, Tommy Hilfiger and Bill Powers.

Tommy Hilfiger is a world-class designer, entrepreneur and fashion icon. After launching his namesake brand in 1985, Mr. Hilfiger has become globally renowned as a pioneer in the apparel industry. Inspired by iconic pop culture and Americana heritage, the designer and his brand are driven by an ever-optimistic vision to break conventions and celebrate individuality. Today, under Mr. Hilfiger’s guidance, vision and leadership as Principal Designer, Tommy Hilfiger is one of the world’s most recognized lifestyle brands and shares its inclusive and youthful spirit with consumers worldwide. In 2010, PVH Corp. acquired the Tommy Hilfiger Group, which today has an extensive distribution network spanning over 100 countries.

Bill Powers is a Founding Partner of Sandbridge Capital and an investor and philanthropist. In addition to his leadership roles at Sandbridge Capital, Mr. Powers also serves as a Partner of Aspen Highland Partners, Managing Partner at the Strand Partners, and Managing Principal & Investment Committee Member of Encore Capital Management. He was also a former Senior Advisor to JRK Multifamily Platform L.P. and previously spent over 19 years at PIMCO as Portfolio Manager and Managing Director, and as a member of the Investment and Executive Committees. Prior to that, he was Senior Managing Director at Bear Stearns and a Mortgage Specialist at Salomon Brothers. Mr. Powers served on the Stanford GSB Dean’s Advisory Committee and the Board of Governors for St. Albans School, and he currently serves on the Board of the Princeton Varsity Club.

Dan Degtyar, who serves as PIMCO’s initial board observer, is an Executive Vice President, portfolio manager and senior analyst for PIMCO’s Global Credit Opportunity Strategy, where he focuses on credit relative value opportunities and special situations. Prior to joining PIMCO, Mr. Degtyar was a senior analyst at Beach Point Capital, a private equity associate at Ares Management and an investment banking associate at Credit Suisse. Mr. Degtyar is a CFA charterholder with 14 years of investment experience and holds an undergraduate degree in business economics from the University of California, Los Angeles. Mr. Degtyar has no employment, consulting fee or other similar compensation arrangements with us.

Richard Henry, who is our Chief Financial Officer, serves as Sandbridge Capital’s initial board observer. Although he serves as an officer, Mr. Henry has no employment, consulting fee or other similar compensation arrangements with us. Please see Mr. Henry’s biographical information above.

Number and Terms of Officers and Directors

Our board consists of six members, with the directors divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, Sandbridge is not required to hold an annual meeting until one year after its first fiscal year end following its listing on the NYSE. The term of office of the first class of directors, consisting of Ramez Toubassy and Mike Goss will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Domenico De Sole and Krystal Kahler, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Ken Suslow and Jamie Weinstein, will expire at the third annual meeting of stockholders.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the NYSE rules require that the compensation committee and nominating and corporate governance committee of a listed company each be comprised solely of independent directors. Each committee operates under a charter that complies with the NYSE rules, has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. Domenico De Sole and Ramez Toubassy serve as members of our audit committee, and Ramez Toubassy chairs the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent within one year of listing on the NYSE. Each of Domenico De Sole and Ramez Toubassy meet the independent director standard under the NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act and we intend to appoint a third independent director within one year of listing.

Each member of the audit committee is financially literate and our board of directors has determined that Ramez Toubassy qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications and independence and (4) the performance of our internal audit function and the independent registered public accounting firm;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Domenico De Sole and Ramez Toubassy serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, all members of the compensation committee must be independent. Domenico De Sole and Ramez Toubassy are independent and Ramez Toubassy chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:
•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations on an annual basis to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, if any is paid by us, and any incentive-compensation and equity-based plans that are subject to board approval of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	if required, producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, until the earlier of the consummation of our initial business combination or our liquidation and the payment to an affiliate of our sponsor of $10,000 per month, for office space, utilities and secretarial and administrative support and reimbursement of expenses, and in connection with potentially providing financing or other investments in connection with our initial business combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. Domenico De Sole and Ramez Toubassy serve as members of our nominating and corporate governance committee. Under the NYSE listing standards, all members of the nominating and corporate governance committee must be independent. Domenico De Sole and Ramez Toubassy are independent, and Ramez Toubassy chairs the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:
•
identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, a copy of which is available on our website. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serves as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is available on our website.

ITEM 11.	EXECUTIVE COMPENSATION.

None of Sandbridge’s executive officers or directors has received any cash compensation for services rendered to Sandbridge. We have agreed to pay an affiliate of our Sponsor a total of $10,000 per month, until our initial business combination or our liquidation, for office space, utilities, administrative and support services provided to members of our management team. Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to Sandbridge regarding the beneficial ownership of Sandbridge common stock as of March 15, 2021. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership of Sandbridge common stock pre-Business Combination is based on 28,750,000 shares of Sandbridge common stock issued and outstanding as of March 15, 2021, which includes an aggregate of 5,750,000 shares of Sandbridge Class B common stock outstanding as of such date.

Unless otherwise indicated, Sandbridge believes that all persons named in the table below have sole voting and investment power with respect to voting the securities beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Holder (1)	Number of Shares	%	Number of Shares	%	% of Common Stock
5% Holders
Sandbridge Acquisition Holdings LLC (2)	--	--	5,615,000	97.7%	19.5%
Entities affiliated with Magnetar Financial LLC (3)	1,790,000	7.8%	--	--	6.2%
Aristeia Capital, L.L.C. (4)	1,585,351	6.9%	--	--	5.5%
BlueCrest Capital Management Limited (5)	1,500,000	6.5%	--	--	5.2%
Directors and Executive Officers
Ken Suslow	--	--	--	--	--
Richard Henry	--	--	--	--	--
Joe Lamastra	--	--	--	--	--
Domenico De Sole	--	--	40,000	*	*
Ramez Toubassy	--	--	25,000	*	*
Jamie Weinstein	--	--	--	--	--
Michael Goss	--	--	40,000	*	*
Krystal Kahler	--	--	--	--	--
All Sandbridge directors and officers as a group	--	--	105,000	1.8%	*

*	Indicates beneficial ownership of less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Sandbridge Acquisition Corporation 1999 Avenue of the Stars, Suite 2088 Los Angeles, CA 90067.

(2)
Sandbridge Acquisition Holdings LLC is the record holder of such shares. Its officers—Ken Suslow, Richard Henry and Joe Lamastra—are the three managers of its board of managers. Any action by the Sponsor with respect to Sandbridge or the founder shares held by the Sponsor, including voting and dispositive decisions, requires a majority vote of the managers of the board of managers. Under the so-called ‘‘rule of three,’’ because voting and dispositive decisions are made by a majority of the Sponsor’s managers, none of the managers of the Sponsor is deemed to be a beneficial owner of the Sponsor’s securities, even those in which such manager holds a pecuniary interest. Accordingly, none of the Sponsor’s officers is deemed to have or share beneficial ownership of the founder shares held by the Sponsor. The principal business address for Sandbridge Acquisition Holdings LLC is 1999 Avenue of the Stars, Suite 2088 Los Angeles, CA 90067.

(3)
Based on a Schedule 13G filed with the SEC on February 12, 2021 by Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz. Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz, which exercise shared voting and dispositive power over the shares. The principal business address for the foregoing entities and individual is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(4)
Based on a Schedule 13G filed with the SEC on February 16, 2021 by Aristeia Capital, L.L.C., which exercises sole voting and dispositive power over the shares. The principal business address for Aristeia Capital, L.L.C. is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(5)
Based on a Schedule 13G filed with the SEC on September 25, 2020 by BlueCrest Capital Management Limited and Michael Platt, which exercise shared voting and dispositive power over the shares. The principal business address for BlueCrest Capital Management Limited and Michael Platt is Ground Floor, Harbour Reach, La Rue de Carteret, St Helier, Jersey, Channel Islands, JE2 4HR.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In July 2020, we issued an aggregate of 5,750,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. In August 2020, our sponsor transferred 40,000 founder shares to Mr. De Sole and 25,000 founder shares to Mr. Toubassy. In October 2020, our Sponsor transferred 40,000 founder shares to Mr. Goss as compensation for his service as director of the Company. The founder shares (including the Class A common stock issuable upon conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor purchased 6,600,000 warrants, at a price of $1.00 per warrant, in a private placement that closed simultaneously with our initial public offering. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Affiliates of the PIMCO private funds purchased 1,980,000 units in our initial public offering at the public offering price.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). We do not have a policy that prohibits our sponsor, officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

PIPE Financing

In connection with the execution of the Business Combination Agreement, Sandbridge entered into the Subscription Agreements with the PIPE Investors, pursuant to which, among other things, Sandbridge agreed to issue and sell in private placements an aggregate of 13,000,000 shares of Sandbridge Class A common stock to the PIPE Investors for $10.00 per share immediately prior to the Closing.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, has acted as our independent registered public accounting firm since our inception on June 23, 2020. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2020, fees for our independent registered public accounting firm were approximately $61,800, for the services Withum performed in connection with our initial public offering, quarterly reviews and the audit of our December 31, 2020 financial statements included in this Annual Report.

Audit-Related Fees. During the year ended December 31, 2020, our independent registered public accounting firm did not render any audit related services.

Tax Fees. During the year ended December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Copies of such previously filed material can be obtained from the SEC website at www.sec.gov.

Exhibit number	Description of exhibit
2.1†
Business Combination Agreement, dated as of February 15, 2021, by and among the Company, Project Olympus Merger Sub, Inc. and Owlet Baby Care Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 18, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-248320), filed on August 24, 2020).

4.1
Warrant Agreement, dated as of September 14, 2020, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 18, 2020).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-248320), filed on August 24, 2020).

4.3	Specimen Class A Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-248320), filed on August 24, 2020).

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-248320), filed on September 1, 2020).

4.5*	Description of Registrant’s Securities.

10.1
Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 18, 2020).

10.2
Warrant Purchase Agreement, dated September 14, 2020, between the Company and Sandbridge Acquisition Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2020).

10.3
Registration and Stockholder Rights Agreement, dated September 14, 2020, among the Company, Sandbridge Acquisition Holdings LLC and the other Holdings (as defined therein) signatory thereto  (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 18, 2020).

10.4
Form of Indemnification Agreement, dated September 14, 2020, between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 18, 2020).

10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021).

10.6
Sponsor Letter Agreement, dated as of February 15, 2021, by and among Sandbridge Acquisition Holdings LLC, certain initial stockholders of the Company and Owlet, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith

†
Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March, 2021.

SANDBRIDGE ACQUISITION CORPORATION

By:	/s/ Ken Suslow
Name: Ken Suslow
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ken Suslow	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 25, 2021
Ken Suslow

/s/ Richard Henry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2021
Richard Henry

/s/ Domenico De Sole	Director	March 25, 2021
Domenico De Sole

/s/ Mike Goss	Director	March 25, 2021
Mike Goss

/s/ Krystal Kahler	Director	March 25, 2021
Krystal Kahler

/s/ Ramez Toubassy	Director	March 25, 2021
Ramez Toubassy

/s/ Jamie Weinstein	Director	March 25, 2021
Jamie Weinstein

SANDBRIDGE ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Sandbridge Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sandbridge Acquisition Corporation (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from June 23, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 23, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 25, 2021

SANDBRIDGE ACQUISITION CORPORATION
BALANCE SHEET
DECEMBER 31, 2020

ASSETS
Current assets
Cash	$1,287,234
Prepaid expenses	273,852
Total Current Assets	1,561,086

Cash and investments held in Trust Account	230,053,249
Total Assets	$231,614,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$298,328
Accrued offering costs	17,000
Total Current Liabilities	315,328

Deferred underwriting fee payable	8,050,000
Total Liabilities	8,365,328

Commitments and contingencies

Class A common stock subject to possible redemption, 21,824,900 shares at $10.00 per share redemption value	218,249,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,175,100 shares issued and outstanding (excluding 21,824,900 shares subject to possible redemption)	118
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	5,426,501
Accumulated deficit	(427,187)
Total Stockholders’ Equity	5,000,007
Total Liabilities and Stockholders’ Equity	$231,614,335

The accompanying notes are an integral part of the financial statements.

SANDBRIDGE ACQUISITION CORPORATION
STATEMENT OF OPERATIONS
FOR THE PERIOD JUNE 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$480,436
Loss from operations	(480,436)

Other income:
Interest earned on investments held in Trust Account	53,249

Loss before provision for income taxes	(427,187)
Provision for income taxes	—
Net loss	$(427,187)

Weighted average shares outstanding of Class A redeemable common stock	23,000,000
Basic and diluted income per share, Class A redeemable common stock	$—

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	5,435,083
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.08)

The accompanying notes are an integral part of the financial statements.

SANDBRIDGE ACQUISITION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JUNE 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – June 23, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of 23,000,000 Units, net of underwriting discounts	23,000,000	2,300	—	—	217,048,894	—	217,051,194

Sale of 6,600,000 Private Placement Warrants	—	—	—	—	6,600,000	—	6,600,000

Common stock subject to possible redemption	(21,824,900)	(2,182)	—	—	(218,246,818)	—	(218,249,000)

Net loss	—	—	—	—	—	(427,187)	(427,187)

Balance – December 31, 2020	1,175,100	$118	5,750,000	$575	$5,426,501	$(427,187)	$5,000,007

The accompanying notes are an integral part of the financial statements.

SANDBRIDGE ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
FOR THE PERIOD JUNE 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(427,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(53,249)
Changes in operating assets and liabilities:
Prepaid expenses	(273,852)
Accrued expenses	298,328
Net cash used in operating activities	(455,960)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	225,796,000
Proceeds from sale of Private Placement Warrants	6,600,000
Proceeds from promissory note – related party	250,000
Repayment of promissory note – related party	(250,000)
Payment of offering costs	(677,806)
Net cash provided by financing activities	231,743,194

Net Change in Cash	1,287,234
Cash – Beginning of period	—
Cash – End of period	$1,287,234

Non-Cash Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$218,674,370
Change in value of Class A common stock subject to possible redemption	$(425,370)
Deferred underwriting fee payable	$8,050,000
Offering costs included in accrued offering costs	$17,000

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from June 23, 2020 (inception) through December 31, 2020 related to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Cash and Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From June 23, 2020 (inception) Through December 31,
2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$53,249
Less: Company’s portion available to pay taxes	(53,249)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—

Non-Redeemable Class A and B Common Stock
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(427,187)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(427,187)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted	5,435,083
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(0.08)

As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on September 14, 2020, to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from June 23, 2020 (inception) through December 31, 2020, the Company incurred and paid $40,000 in fees for these services.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, no Working Capital Loans were outstanding.

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

Consulting Arrangement

The Company has an arrangement with a third-party consultant to provide market analyses to the Company relating to potential business combination targets.  The fee for this arrangement is approximately $1,350,000, of which 90% is contingent upon the closing of the transaction.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 1,175,100 shares of Class A common stock issued and outstanding, excluding 21,824,900 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding. Holders of Class B common stock are entitled to one vote for each share. Prior to the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors.

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

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

●
if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per share of Class common stock equals or exceeds $10.00 — Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●
at a price of $0.10 per warrant provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares of Class A common stock determined based on the redemption date and the “fair market value” of the Company’s Class A common stock;

●
if, and only if, the closing price of the Class A common stock equals or exceeds $10.00 per share for any 20 trading days within the 30-trading day period ending three trading days before the Company send the notice of redemption to the warrant holders; and

●
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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset
Net operating loss carryforward	$10,861
Organizational costs/Startup expenses	78,848
Total deferred tax asset	89,709
Valuation allowance	(89,709)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	(89,709)

State
Current	$—
Deferred	—
Change in valuation allowance	89,709
Income tax provision	$—

As of December 31, 2020, the Company had a U.S. federal net operating loss carryover of approximately $52,000 available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from June 23, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $89,709.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31, 2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	-21.0%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

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

At December 31, 2020, assets held in the Trust Account were comprised of $753 in cash and $230,052,496 in U.S. Treasury securities. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Maturity 3/18/2021)	1	$230,052,496	$4,291	$230,056,787

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Business Combination Agreement

On February 15, 2021, the Company entered into a business combination agreement by and among itself, Project Olympus Merger Sub, Inc., a wholly owned subsidiary (“Merger Sub”), and Owlet Baby Care Inc. (“Owlet”) (“Business Combination Agreement”).  Owlet provides a data-driven connectivity platform to the nursey for parents. If approved, Merger Sub will merge with and into Owlet, with Owlet surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). In addition, in connection with the consummation of the transactions contemplated by the Business Combination Agreement (the “Closing”), the Company will be renamed “Owlet, Inc.” and is referred to below as “New Owlet” as of the time following such change of name.

As a consequence of the Business Combination, each share of the Company’s Class B common stock that is issued and outstanding as of immediately prior to the effective time of the Merger (the “Effective Time”) will automatically convert into a share of New Owlet Class A common stock (“New Owlet common stock”) on a one-for-one basis in accordance with the terms of the Company’s amended and restated certificate of incorporation, dated September 14, 2020. The Business Combination will have no effect on the Company’s Class A common stock that is issued and outstanding as of immediately prior to the Effective Time, which will continue to remain outstanding.

As a consequence of the Merger, at the Effective Time, (i) each share of Owlet capital stock that is issued and outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive the number of shares of New Owlet common stock equal to the Exchange Ratio (as defined in the Business Combination Agreement), rounded down to the nearest whole share; (ii) each option to purchase shares of Owlet common stock, whether vested or unvested, that is outstanding and unexercised as of immediately prior to the Effective Time will be assumed by New Owlet and will automatically become an option (vested or unvested, as applicable) to purchase a number of shares of New Owlet common stock equal to the number of shares of Owlet common stock subject to such option immediately prior to the Effective Time multiplied by the Exchange Ratio, rounded down to the nearest whole share, at an exercise price per share equal to the exercise price per share of such option immediately prior to the Effective Time divided by the Exchange Ratio, rounded up to the nearest whole cent, except that, subject to specified limitations, holders of vested options may instead elect to receive a cash payment in lieu of assumption of a portion of their vested options up to an aggregate cap of $10 million; and (iii) each share of Owlet common stock that is subject to a risk of forfeiture or right of repurchase at the original purchase price as of immediately prior to the Effective Time shall be subject to the same risk of forfeiture or right of repurchase (proportionately adjusted to reflect the Exchange Ratio) which risk of forfeiture or right of repurchase shall lapse in accordance with the same vesting schedule as that of the Owlet restricted stock.

The Business Combination is expected to close in the second quarter of 2021, following the receipt of the required approval by the Company’s stockholders and the fulfillment of other customary closing conditions. For additional information please see the Form 8-K filed and with the SEC on February 16, 2021.