Form 10-K/A
period 2020-12-31
Sandbridge Acquisition Corp
filed 2021-05-26
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

As of April 30, 2021, there were 23,000,000 shares of Class A common stock, $0.0001 par value per share, and 5,750,000 shares of Class B common stock, $0.001 par value per share, of the registrant issued and outstanding.

i

EXPLANATORY NOTE

Sandbridge Acquisition Corporation (the “Company,” “we,” “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”), to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on March 17, 2020, our outstanding warrants to purchase common stock (the “Warrants”) were accounted for as equity within our balance sheet. After discussion and evaluation, with our Audit Committee of our Board of Directors, and taking into consideration the SEC Staff Statement, we have concluded that the Warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Audit Committee, in consultation with its management, concluded that the Company’s (i) previously issued audited balance sheet dated as of September 17, 2020 which was related to its initial public offering, (ii) unaudited interim financial statements as of and for the quarterly period ended September 30, 2020, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2020, and (iii) audited financial statements as of December 31, 2020 and for the period from June 23, 2020 (inception) through December 31, 2020 as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Restatement Background

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in September 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying common stock would be entitled to cash.

In connection with the audit of the Company’s financial statements as of and for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s shares of common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s shares of common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on its evaluation, management concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, management concluded the tender offer provision included in the warrant agreement fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the Affected Period. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for the Affected Period were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report.

The Company has not amended its previously filed Current Reports on Form 8-K, Annual Report on Form 10-K or Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Items Amended in this Form 10-K/A

This Annual Report presents the Original Filing, amended and restated with modifications as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

The following items have been amended to supplement certain disclosures made in the Original Filing:

Part II, Item 10. Directors, Executive Officers and Corporate Governance.

Part II, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In addition, the Company’s Chief Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Annual Report (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Annual Report does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Annual Report speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Annual Report should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	the material weakness we identified in our internal control over financial reporting and our ability to report our results of operations and financial condition accurately and in a timely manner;

•	the impact of the restatement of our financial statements in May 2021; or

•	our financial performance following the initial business combination.

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

SUMMARY OF RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K/A. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. Such risks include, but are not limited to:

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

•	our success in retaining or recruiting the necessary officers, key employees or directors in connection with and following our initial business combination;

•	certain of our securities becoming worthless in certain redemption scenarios;

•	economically disadvantageous liquidation scenarios;

•	limitations on access to the funds in the trust account by investors or third parties, as well as reductions in the funds available in the trust account under certain scenarios;

•	potential liability arising out of certain distributions from the trust account;

•	dilution of your investment in certain scenarios;

•	our warrants are accounted for as liabilities and the changes in the value of our warrants could have a material impact on our financial results;

•
We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results of your investment in certain scenarios;

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

Factors affecting the trading price of New Owlet’s securities may include:

•	actual or anticipated fluctuations in New Owlet’s quarterly financial results or the quarterly financial results of companies perceived to be similar to New Owlet;

•	changes in the market’s expectations about New Owlet’s operating results;

•	success of competitors;

•	operating results failing to meet the expectations of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning New Owlet or the industry in which New Owlet operates in general;

•	ability to market existing, new and next generation products and services on a timely basis;

•	changes in laws and regulations affecting New Owlet’s business or of the regulatory status of New Owlet’s products;

•	commencement of, or involvement in, litigation or regulatory enforcement action involving New Owlet;

•	changes in New Owlet’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of New Owlet Class A common stock available for public sale;

•	any major change in New Owlet’s board or management or to key personnel;

•	sales of substantial amounts of New Owlet Class A common stock by our or New Owlet’s directors, executive officers or significant stockholders or the perception that such sales could occur;

•	any material and adverse impact of the COVID-19 pandemic on Owlet’s business, the markets and the broader global economy; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in September 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This resulted in a restatement of our warrant liabilities, Class A common stock subject to possible redemption, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Period.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant resources to the remediation and improvement of our internal control over financial reporting. Our plans at this time include increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. However, the elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the warrants we issued in connection with the September 2020 Initial Public Offering, see “Note 2; Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as the Explanatory Note and Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, even if otherwise available to us, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our warrants are required to be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Therefore we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or the NYSE regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC or NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

The restatement of our financial statements in May 2021 has subjected us to additional risks, uncertainties, and costs, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatement of our financial statements, we have become subject to additional risks, uncertainties and costs, including, among others, increased professional fees and expenses and time commitment that was and may continue to be required to address matters related to the restatement, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our Class A common stock.

Following the restatement of our historical financial statements, we account for our warrants as a warrant liability recorded at fair value upon issuance with any changes in fair value each period reported in earnings based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On September 17, 2020, we consummated our initial public offering of 23,000,000 units, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 3,000,000 units. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. Citigroup Global Markets Inc. (“Citigroup”) and UBS Securities LLC (“UBS”) acted as joint book-running managers. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-248320). The SEC declared the registration statement effective on September 14, 2020.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2; Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

The Merger is expected to close in the third quarter of 2021, following the receipt of the required approval by the Company’s and Owlet’s stockholders and the fulfillment of other customary closing conditions.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from June 23, 2020 (inception) through December 31, 2020, we had a net loss of $8,247,187, which consists of operating costs of $480,436, transaction costs allocated to warrant liability of $580,000 and a change in the fair value of the warrant liability of $ 7,240,000, offset by interest income on investments held in the Trust Account of $53,249.

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

For the period from June 23, 2020 (inception) through December 31, 2020, cash used in operating activities was $675,960. Net loss of $8,247,187 was affected by interest earned on investments held in the Trust Account of $53,249, an adjustment for transaction costs allocated to warrant liability of $580,000, a non-cash charge for the change in fair value of the warrant liability of $7,240,000 and changes in operating assets and liabilities, which provided $24,476 of cash from operating activities.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The initial fair value of the warrants was estimated using a binomial lattice approach. The Public Warrants, upon becoming free trading are measured based on quoted prices in an active market.   The Private Warrants are nearly identical to the Public Warrants and the valuation for the Private Warrants were based on the valuation of the trading Public Warrants.

Net Loss per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net income per common share, basic and diluted for and Class B non-redeemable common stock is calculated by dividing net income less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period presented.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Annual Report, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the material weakness in our internal control over financial reporting as described below, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed and summarized and accurately reported within the time periods specified in the rules and forms of the SEC.

Our internal control over financial reporting did not result in the proper classification of warrants, which, due to its impact on our financial statements, we determined to be a material weakness. This error in classification was brought to our attention only when the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)”. The Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our Initial Public Offering. We can give no assurance as to our ability to timely remediate the material weakness identified, if at all, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. However, we have implemented increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications in an effort to remediate the material weakness and we expect that if we consummate our initial Business Combination changes to the individuals who are part of our finance function and our internal controls over financial reporting will be made.

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

Management’s Report on Internal Controls Over Financial Reporting

The Original Filing did not, and this Annual Report does not, include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 13, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Annual Report. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, or revenue.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement were not yet identified. In light of the restatement of our financial statements included in this Annual Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Sandbridge’s directors and executive officers are as follows:

Name	Age	Position

Ken Suslow	50	Chairman of the Board of Directors and Chief Executive Officer

Richard Henry	39	Chief Financial Officer

Joe Lamastra	60	Chief Operating Officer

Domenico De Sole	77	Director

Mike Goss	61	Director

Krystal Kahler	38	Director

Ramez Toubassy	48	Director

Jamie Weinstein	44	Director

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

Ramez Toubassy is on our board of directors. Mr. Toubassy has served in this role since our inception. Since September 2020, Mr. Toubassy has served in the role of Co-Founder and CEO of Spotlight Brands, a brand management platform that acquires intellectual property and relaunches business under an asset-light business model that strategically utilizes licensing, franchising and joint ventures to deliver growth.  Previously Mr. Toubassy served as President, Brands of Gordon Brothers, a global advisory, restructuring and investment firm, from May 2016 to September 2020, focusing on the acquisition, turnaround and sale of intellectual property assets, as well as providing valuation expertise for brand appraisals. Prior to joining Gordon Brothers, from April 2014 to May 2016, Mr. Toubassy was the Founding Partner of Blast-Off Brands, where he was involved in several branding and licensing projects, including serving as the Interim President of the Life is Good lifestyle brand and as the exclusive global licensing agent for Kodak. Before forming Blast-Off Brands, Mr. Toubassy spent over a decade leading Brand Sense Partners, LLC, a top global branding and licensing agency, most of that time serving as its President and Chief Executive Officer. At Brand Sense, Mr. Toubassy worked with a variety of notable brands, and also drove brand acquisition and operational efforts. Previously, Mr. Toubassy held various business development and licensing, principal and advisory roles at Indian Motorcycle International, LLC, Evolution Global Partners, Deutsche Bank and PricewaterhouseCoopers. Mr. Toubassy serves as a director of Sandbridge 2. Mr. Toubassy has a B.A. in economics from Pomona College and an M.B.A. from the Stanford Graduate School of Business. Mr. Toubassy is a member of the Young Presidents’ Organization.

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

Audit Committee

We have established an audit committee of the board of directors. Mike Goss, Domenico De Sole and Ramez Toubassy serve as members of our audit committee, and Ramez Toubassy chairs the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent within one year of listing on the NYSE. Each of Mike Goss, Domenico De Sole and Ramez Toubassy meet the independent director standard under the NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act and we intend to appoint a third independent director within one year of listing.

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

The following table is based on 28,750,000 shares of Sandbridge common stock issued and outstanding as of March 15, 2021, which includes an aggregate of 5,750,000 shares of Sandbridge Class B common stock outstanding as of such date.

Unless otherwise indicated, Sandbridge believes that all persons named in the table below have sole voting and investment power with respect to voting the securities beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Holder (1)	Number of Shares	%	Number of Shares	%	% of Common Stock
5% Holders
Sandbridge Acquisition Holdings LLC (2)	--	--	5,615,000	97.7%	19.5%
Entities affiliated with Pacific Investment Management Company (3)	1,980,000	8.6%	--	--	6.8%
Entities affiliated with Magnetar Financial LLC (4)	1,790,000	7.8%	--	--	6.2%
Aristeia Capital, L.L.C. (5)	1,585,351	6.9%	--	--	5.5%
BlueCrest Capital Management Limited (6)	1,500,000	6.5%	--	--	5.2%
Directors and Executive Officers
Ken Suslow	--	--	--	--	--
Richard Henry	--	--	--	--	--
Joe Lamastra	--	--	--	--	--
Domenico De Sole	--	--	40,000	*	*
Ramez Toubassy	--	--	25,000	*	*
Jamie Weinstein	--	--	--	--	--
Michael Goss	--	--	40,000	*	*
Krystal Kahler	--	--	--	--	--
All Sandbridge directors and officers as a group	--	--	105,000	1.8%	*

*	Indicates beneficial ownership of less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Sandbridge Acquisition Corporation 1999 Avenue of the Stars, Suite 2088 Los Angeles, CA 90067.

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

(3)
Consists of 990,000 shares of Class A common stock owned by GCCU IX LLC and its affiliates (“GCCU”) and 990,000 shares of Class A common stock owned by TOCU XXXIV LLC and its affiliates (“TOCU” and, together with GCCU, the “PIMCO Private Funds”). The address for each of the PIMCO Private Funds is c/o Pacific Investment Management Company LLC, 650 Newport Center Dr., Newport Beach, CA 92660.

(4)
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

(5)
Based on a Schedule 13G filed with the SEC on February 16, 2021 by Aristeia Capital, L.L.C., which exercises sole voting and dispositive power over the shares. The principal business address for Aristeia Capital, L.L.C. is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(6)
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

Audit Fees. During the period ended December 31, 2020, fees for our independent registered public accounting firm were approximately $61,800, for the services Withum performed in connection with our initial public offering, quarterly reviews and the audit of our December 31, 2020 financial statements included in this Annual Report.

Audit-Related Fees. During the period ended December 31, 2020, our independent registered public accounting firm did not render any audit related services.

Tax Fees. During the period ended December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period ended December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-248320), filed on August 24, 2020).

4.3	Specimen Class A Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-248320), filed on August 24, 2020).

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-248320), filed on September 1, 2020).

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on March 25, 2021).

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26 day of May, 2021.

SANDBRIDGE ACQUISITION CORPORATION

By:	/s/ Ken Suslow
Name: Ken Suslow
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ken Suslow	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	May 26, 2021
Ken Suslow

/s/ Richard Henry	Chief Financial Officer (Principal Financial and Accounting Officer)	May 26, 2021
Richard Henry

/s/ Domenico De Sole	Director	May 26, 2021
Domenico De Sole

/s/ Mike Goss	Director	May 26, 2021
Mike Goss

/s/ Krystal Kahler	Director	May 26, 2021
Krystal Kahler

/s/ Ramez Toubassy	Director	May 26, 2021
Ramez Toubassy

/s/ Jamie Weinstein	Director	May 26, 2021
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)  (the “Public Statement”) on April 12, 2021, which discusses  the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments.  Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York
May 26, 2021

SANDBRIDGE ACQUISITION CORPORATION
BALANCE SHEET
DECEMBER 31, 2020
(As Restated)

ASSETS
Current assets
Cash	$1,287,234
Prepaid expenses	273,852
Total Current Assets	1,561,086

Cash and investments held in Trust Account	230,053,249
Total Assets	$231,614,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$298,328
Accrued offering costs	17,000
Total Current Liabilities	315,328

Warrant liability, at fair value	23,530,000
Deferred underwriting fee payable	8,050,000
Total Liabilities	31,895,328

Commitments and contingencies

Class A common stock subject to possible redemption, 19,417,900 shares at $10.00 per share redemption value	194,719,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,528,100 shares issued and outstanding (excluding 19,417,900 shares subject to possible redemption)	353
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	13,246,266
Accumulated deficit	(8,247,187)
Total Stockholders’ Equity	5,000,007
Total Liabilities and Stockholders’ Equity	$231,614,335

The accompanying notes are an integral part of the financial statements.

SANDBRIDGE ACQUISITION CORPORATION
STATEMENT OF OPERATIONS
FOR THE PERIOD JUNE 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

General and administrative expenses	$480,436
Loss from operations	(480,436)

Other income (expense):
Transaction costs allocated to warrant liability	(580,000)
Change in fair value of warrants	(7,240,000)
Interest earned on investments held in Trust Account	53,249

Loss before provision for income taxes	(8,247,187)
Provision for income taxes	—
Net loss	$(8,247,187)

Weighted average shares outstanding of Class A redeemable common stock	23,000,000
Basic and diluted loss per share, Class A redeemable common stock	$-

Weighted average shares outstanding of Class B non-redeemable common stock	5,435,083
Basic and diluted net loss per share, Class B non-redeemable common stock	$(1.51)

The accompanying notes are an integral part of the financial statements.

SANDBRIDGE ACQUISITION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JUNE 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – June 23, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of 23,000,000 Units, net of fair value allocated to public warrants	23,000,000	2,300	—	—	195,510.323	—	195,512,623

Transaction costs net of allocation to warrant liabilities	—	—	—	—	(12,368,806)	—	(12,368,806)

Proceeds in excess of fair value from sale of private Placement Warrants	—	—	—	—	660,000	—	660,000

Common stock subject to possible redemption	(19,471,900)	(1,947)	—	—	(194,717,288)	—	(194,719,235)

Net loss	—	—	—	—	—	(8,247,187)	(8,247,187)

Balance – December 31, 2020 (as restated)	3,528,100	$353	5,750,000	$575	$13,246,266	$(8,247,187)	$5,000,007

The accompanying notes are an integral part of the financial statements.

SANDBRIDGE ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
FOR THE PERIOD JUNE 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

Cash Flows from Operating Activities:
Net loss	$(8,247,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	7,240,000
Transaction costs allocated to warrant liability	580,000
Interest earned on investments held in Trust Account	(53,249)
Changes in operating assets and liabilities:
Prepaid expenses	(273,852)
Accrued expenses	298,328
Net cash used in operating activities	(455,960)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	225,796,000
Proceeds from sale of Private Placement Warrants	6,600,000
Proceeds from promissory note – related party	250,000
Repayment of promissory note – related party	(250,000)
Payment of offering costs	(677,806)
Net cash provided by financing activities	231,743,194

Net Change in Cash	1,287,234
Cash – Beginning of period	—
Cash – End of period	$1,287,234

Non-Cash Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$202,384,370
Change in value of Class A common stock subject to possible redemption	$(7,665,370)
Deferred underwriting fee payable	$8,050,000
Offering costs included in accrued offering costs	$17,000

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

The registration statement for the Company’s Initial Public Offering was declared effective on September 14, 2020. On September 17, 2020 the Company completed the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 6,600,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Sandbridge Acquisition Holdings LLC (the “Sponsor”), generating gross proceeds of $6,600,000, which is described in Note 5.

Transaction costs amounted to $12,948,806, consisting of $4,204,000 in cash underwriting fees, $8,050,000 of deferred underwriting fees and $694,806 of other offering costs.

Following the closing of the Initial Public Offering on September 17, 2020, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States. The funds in the Trust Account are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to the Public Warrants (as defined in Note 4) and Private Placement Warrants that the Company issued in September 2020, the Company’s previously issued financial statements for the Affected Period should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Period included in this Annual Report.

In May 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. An instrument would be considered indexed to an entity’s own stock if its settlement amount were equal to the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or an instrument that includes variables that would be inputs to the fair value of a fixed-for-fixed forward or option on equity shares. Based on its evaluation, management concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

The Company previously accounted for its outstanding warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

As a result of the above, the Company is reclassifying the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash and cash equivalents, total assets, or cash flows.

The following summarizes the effect of the Restatement on each financial statement line item for each period presented herein and as of the date of the Company’s consummation of its IPO.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of September 17, 2020 (audited)
Warrant Liability	$—	$16,290,000	$16,290,000
Total Liabilities	8,579,943	16,290,000	24,869,943
Class A Common Stock Subject to Possible Redemption	218,646,370	(16,290,000)	202,384,370
Class A common stock	113	163	276
Additional Paid-in Capital	5,001,136	579,837	5,580,973
Accumulated Deficit	(1,818)	(580,000)	(581,818)
Total Stockholders’ Equity	5,000,006	—	5,000,006

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$—	$16,109,000	$16,109,000
Total Liabilities	8,101,692	16,109,000	24,210,692
Class A Common Stock Subject to Possible Redemption	218,646,030	(16,109,000)	202,537,030
Class A common stock	114	161	275
Additional Paid-in Capital	5,029,475	398,839	5,428,314
Accumulated deficit	(30,155)	(399,000)	(429,155)
Total Stockholders’ Equity	5,000,009	—	5,000,009

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$23,530,000	$23,530,000
Total Liabilities	8,365,328	23,530,000	31,895,328
Class A Common Stock Subject to Possible Redemption	218,249,000	(23,530,000)	194,719,000
Class A Common Stock	118	235	353
Additional Paid-in Capital	5,426,501	7,819,765	13,246,266
Accumulated Deficit	(427,187)	(7,820,000)	(8,247,187)
Total Stockholders’ Equity	5,000,007	—	5,000,007

Statement of operations for the three months ended September 30, 2020 (unaudited)
Change in fair value of warrant liability	—	181,000	181,000
Transaction costs allocated to warrant liability	—	(580,000)	(580,000)
Loss before provision for income taxes	(30,155)	(399,000)	(429,155)
Net loss	(30,155)	(399,000)	(429,155)
Basic and diluted net loss per share:
Class B common stock	(0.01)	(0.06)	(0.07)

Statement of operations for the Period from June 23, 2020 (inception) to September 30, 2020 (unaudited)
Change in fair value of warrant liability	—	181,000	181,000
Transaction costs allocated to warrant liability	—	(580,000)	(580,000)
Loss before provision for income taxes	(30,155)	(399,000)	(429,155)
Net loss	(30,155)	(399,000)	(429,155)
Basic and diluted net loss per share:
Class B common stock	(0.01)	(0.06)	(0.07)

Statement of operations for the Period from June 23, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	—	(7,240,000)	(7,240,000)
Transaction costs allocated to warrant liability	—	(580,000)	(580,000)
Net loss	(427,187)	(7,820,000)	(8,247,187)
Basic and diluted net loss per share:
Class B common stock	(0.08)	(1.43)	(1.51)

Cash flow statement for the period from June 23, 2020 (inception) to September 30, 2020 (unaudited)
Net loss	(30,155)	(399,000)	(429,155)
Change in fair value of warrant liability	—	(181,000)	(181,000)
Transaction costs allocated to warrant liability	—	580,000	580,000
Net cash used in operating activities	(24,003)	—	(24,003)

Cash flow statement for the period from June 23, 2020 (inception) to December 31, 2020 (audited)
Net loss	(427,187)	(7,820,000)	(8,247,187)
Change in fair value of warrant liability	—	7,240,000	7,240,000
Transaction costs allocated to warrant liability	—	580,000	580,000
Net cash used in operating activities	(455,960)	—	(455,960)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC” Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 19,417,900 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $12,368,806 were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs of $580,000 allocated to the issuance of warrants were expensed and included in net loss.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 18,100,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From June 23, 2020 (inception) Through December 31, 2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$53,249
Less: Company’s portion available to pay taxes	(53,249)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—

Non-Redeemable Class B Common Stock
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(8,247,187)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(7,887,187)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,435,083
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(1.51)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,600,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 3,528,100 shares of Class A common stock issued and outstanding, excluding 19,471,900 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANTS

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

NOTE 10 — FAIR VALUE MEASUREMENTS

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
December 31, 2020 U.S. Treasury Securities (Mature on 3/18/2021)	1	$230,052,496	$4,291	$230,056,787

At December 31, 2020, there were 11,500,000 Public Warrants and 6,600,000 Private Placement Warrants outstanding.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$230,053,249	$230,053,249	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$14,950,000	$14,950,000	$—	$—

Warrant Liability – Private Placement Warrants	$8,580,000	$—	$8,580,000	$—

Initial Measurement

The Company utilized a binomial lattice model to value the warrants on September 17, 2020, the date of the Company’s Initial Public Offering. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of shares of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

At September 17, 2020 (Initial Measurement)
Unit price	$10.00
Strike price	$11.50
Term (in years)	1.0
Volatility	16.0
Risk-free rate	0.38
Dividend yield	0.0
Fair value of warrants	$0.90

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. Following the separation of the Warrants, the Public Warrants for each quarterly reporting period and as of December 31, 2020 are classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurement of the Private Placement Warrants for each quarterly reporting period and as of December 31, 2020 are classified as Level 2 due to the use of a quoted market price for a similar liability.  During the period ended December 31, 2020, Public and Private Placement warrants were reclassified from Level 3 (at initial measurement) to Level 1 and Level 2, respectively. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

As of December 31, 2020, the aggregate value of Public Warrants and Private warrants was $23.53 million.

The following table presents the changes in the Level 3 fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of June 23, 2020	$—	$—	$—
Initial measurement on September 17, 2020	5,940,000	10,350,000	16,290,000
Change in fair value of warrant liabilities	2,640,000	4,600,000	7,240,000
Transfer from Level 3 to Level 2	(8,580,000)	—	(8,580,000)
Transfer from Level 3 to Level 1	—	(14,950,000)	(14,950,000)
Level 3 fair value as of December 31, 2020	$—	$—	$—

NOTE 11. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31, 2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liability	(18.9%)
Change in valuation allowance	(2.1%)
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

The Business Combination is expected to close in the third quarter of 2021, following the receipt of the required approval by the Company’s and Owlet’s stockholders and the fulfillment of other customary closing conditions. For additional information please see the Form 8-K filed and with the SEC on February 16, 2021.