Form 10-Q
period 2021-03-31
Sandbridge Acquisition Corp
filed 2021-05-27
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2021, 23,000,000 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

SANDBRIDGE ACQUISITION CORPORATION
Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

SANDBRIDGE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$826,465	$1,287,234
Prepaid expenses	287,261	273,852
Total Current Assets	1,113,726	1,561,086

Cash and marketable securities held in Trust Account	230,090,636	230,053,249
Total Assets	$231,204,362	$231,614,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$3,456,217	$298,328
Accrued offering costs	-	17,000
Total Current Liabilities	3,456,217	315,328
Warrant liability	18,462,000	23,530,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	29,968,217	31,895,328

Commitments and contingencies

Class A common stock subject to possible redemption, 19,623,614 and 19,471,900 shares at March 31, 2021 and December 31, 2020 at $10.00 per share, respectively	196,236,140	194,719,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,376,386 and 3,528,100 issued and outstanding (excluding 19,623,614 and 19,471,900 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	338	353
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	575	575
Additional paid-in capital	11,729,141	13,246,266
Accumulated deficit	(6,730,049)	(8,247,187)
Total Stockholders’ Equity	5,000,005	5,000,007
Total Liabilities and Stockholders’ Equity	$231,204,362	$231,614,335

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE ACQUISITION CORPORATION
CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

General and administrative expenses	$3,588,249
Loss from operations	(3,588,249)

Other income:
Interest earned on investments held in Trust Account	37,387
Change in fair value of warrants	5,068,000

Income before benefit from (provision for) income taxes	1,517,138
Benefit from (Provision for) income taxes	—
Net income	$1,517,138

Weighted average shares outstanding of Class A redeemable common stock	23,000,000
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	5,750,000
Basic and diluted net income per share, Class B non-redeemable common stock	$0.26

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	3,528,100	$353	5,750,000	$575	$13,246,266	$(8,247,187)	$5,000,007

Change in value of common stock subject to possible redemption	(151,714)	(15)	—	—	(1,517,125)	—	(1,517,140)

Net Income	—	—	—	—	—	1,517,138	1,517,138
Balance – March 31, 2021 (unaudited)	3,376,386	$338	5,750,000	$575	$11,729,141	$(6,730,049)	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE ACQUISITION CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,517,138
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(5,068,000)
Interest earned on investments held in Trust Account	(37,387)
Changes in operating assets and liabilities:
Prepaid expenses	(13,409)
Accrued expenses	3,157,889
Net cash used in operating activities	(443,769)

Cash Flows from Financing Activities:
Payment of offering costs	(17,000)
Net cash used in financing activities	(17,000)

Net Change in Cash	(460,769)
Cash – Beginning of period	1,287,234
Cash – End of period	$826,465

Non-Cash financing activities:

Change in value of Class A common stock subject to possible redemption	$1,517,140

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from June 23, 2020 (inception) through March 31, 2021 related to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
MARCH 31, 2021
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
MARCH 31, 2021
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, as filed with the SEC on May 26, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future annual or interim periods.

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

Liquidity and Going Concern

At March 31, 2021, our cash position and history of losses required management to assess our ability to continue operating as a going concern, according to FASB Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management evaluated the Company’s history of losses and negative working capital and determined that these factors raise substantial doubt about our ability to continue as a going concern, unless we take actions to alleviate those conditions. Our primary sources of liquidity have been funds generated from our equity and debt financings.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan the Company funds as may be required. If we complete a Business Combination, the Company would repay such loaned amounts. In the event that a Business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of a Business Combination, without interest.

The Company does not believe we will need to raise additional funds in order to meet the expenditures required for operating the Company’s business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to its Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because The Company becomes obligated to redeem a significant number of our public shares upon consummation of its Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available to it, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following its Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents held outside the Trust Account as of March 31, 2021. The Company had $826,465 in cash held outside the Trust Account as of March 31, 2021.

SANDBRIDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Cash and Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Accounting Standards Codification (“ASC”) Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The Company held $753 in cash and $230,006,014 in U.S. Treasury Money Market Mutual Funds in the Trust Account as of March 31, 2021.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 19,623,614 and 19,471,900, respectively, shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $12,368,806 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants is estimated using quoted prices in an active market (see Note 9). The Private Warrants are nearly identical to the Public Warrants, except that the Private Placement Warrants are subject to certain transfer restrictions and restrictions on liquidity, and the valuation for the Private Warrants were based on the valuation of the trading Public Warrants.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 18,100,000 shares of Class A common stock in the calculation of diluted income per share, since the $11.50 exercise of the warrants was above the average market price of the Company’s Class A Common stock for the three months ended March 31, 2021.

SANDBRIDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$37,387
Less: Income and franchise tax	(37,387)
Redeemable Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$1,517,138
Redeemable Net Earnings	—
Non-Redeemable Net Earnings	$1,517,138
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,750,000
Income/Basic and Diluted Non-Redeemable Class B Common Stock	$0.26

SANDBRIDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 3, 2020, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. In August 2020, the Sponsor transferred 40,000 Founder Shares to independent director Mr. De Sole, 25,000 Founder Shares to independent director Mr. Toubassy and 30,000 Founder Shares to advisor Mr. Hilfiger at their original per share purchase price. In October 2020, the Sponsor transferred 40,000 Founder Shares to independent director Mr. Goss. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 750,000 Founder Shares are no longer subject to forfeiture.

In connection with the Business Combination Agreement (as defined below), the Sponsor and certain of our initial stockholders, directors and officers entered into a Sponsor Letter Agreement, dated as of February 15, 2021, pursuant to which the Sponsor and each other holder of Founder Shares has agreed, among other things, (a) to appear at the special meeting for the Business Combination or otherwise cause its shares to be counted as present for the purpose of establishing quorum; (b) to vote (or execute a written consent), or cause to be voted (or consent to be granted) any Company common stock and Founder Shares owned by it, him or her at such special meeting in person, or by proxy, in favor of the Business Combination and the adoption of the Business Combination Agreement and the transactions contemplated thereby; (c) to vote (or execute a written consent) or cause to be voted (or consent to be granted) any Company common stock or Founder Shares owned by it, him or her at such special meeting in person, or by proxy, against any alternative business combination or any action that would reasonably be expected to materially impede, interfere with, delay, postpone or adversely affect the Business Combination or any of the related transactions or result in a breach of any covenant, representation or warranty or other obligation or agreement of the Company under the Business Combination Agreement or the Sponsor under the Sponsor Letter Agreement and (d) not redeem any shares of Founder Shares owned by it, him or her in connection with the stockholder approval.  Pursuant to the Sponsor Letter Agreement, a percentage of Class A common stock held by the Sponsor shall be subject to certain time and performance-based vesting provisions.

The parties to the Sponsor Letter Agreement have also agreed, subject to certain exceptions, not to transfer any Founder Shares or Private Placement Warrants (or any shares of common stock issued or issuable upon exercise thereof) until the earlier of (A) 18 months after the closing of the Business Combination (the “Closing”) or (B)(i) with respect to one-third (1/3) of the Founder Shares and one-third (1/3) of the Private Placement Warrants (or any shares of common stock issued or issuable upon exercise thereof) if the closing price of the New Owlet (as defined below) common stock equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing at least 240 days following the Closing and (ii) with respect to an additional one-third (1/3) of the Founder Shares and one-third (1/3) of the Private Placement Warrants (or any shares of common stock issued or issuable upon exercise thereof) if the closing price of the New Owlet common stock equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period commencing at least 240 days following the Closing.

SANDBRIDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Administrative Support Agreement

The Company entered into an agreement, commencing on September 14, 2020, to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred and paid $30,000 in fees for these services.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration and stockholder rights agreement entered into on September 14, 2020, holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). Any holder of at least 20% of the outstanding registrable securities owned by these holders will be entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration and stockholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear certain expenses incurred in connection with the filing of any such registration statements.

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

In connection with the Business Combination, New Owlet and certain Sponsor equityholders and certain holders of Owlet capital stock (the “Holders”) will enter into the Amended and Restated Registration Rights Agreement at Closing.

Pursuant to the terms of the Amended and Restated Registration Rights Agreement, New Owlet will be obligated to file a registration statement to register the resale of certain securities of the New Owlet held by the Holders. In addition, subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, to sell all or any portion of their registrable securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $50 million. The Amended and Restated Registration Rights Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

SANDBRIDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

Business Combination Agreement

On February 15, 2021, the Company entered into a business combination agreement by and among itself, Project Olympus Merger Sub, Inc., a wholly owned subsidiary (“Merger Sub”), and Owlet Baby Care Inc. (“Owlet”) (“Business Combination Agreement”).  Owlet provides a data-driven connectivity platform to the nursey for parents. If approved by the Company’s and Owlet’s stockholders, Merger Sub will merge with and into Owlet, with Owlet surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). In addition, in connection with the consummation of the transactions contemplated by the Business Combination Agreement (the “Closing”), the Company will be renamed “Owlet, Inc.” and is referred to below as “New Owlet” as of the time following such change of name.

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

The Business Combination is expected to close in the third quarter of 2021, following the receipt of the required approval by the Company’s and Owlet’s stockholders and the fulfillment of other customary closing conditions. For additional information please see the Form S-4 filed by the Company with the SEC on March 31, 2021.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 3,376,386 and 3,528,100 shares of Class A common stock issued and outstanding, respectively, excluding 19,623,614 and 19,471,900 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding. Holders of Class B common stock are entitled to one vote for each share. Prior to the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

SANDBRIDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

NOTE 8. WARRANTS

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
MARCH 31, 2021
(Unaudited)

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the last reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined based on the redemption date and the “fair market value” of the Class A common stock;

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
MARCH 31, 2021
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

At March 31, 2021 assets held in the Trust Account were comprised of $753 in cash and $230,006,014 in U.S. Treasury Money Market Mutual Funds. At December 31, 2020, assets held in the Trust Account were comprised of $753 in cash and $230,052,496 in U.S. Treasury Bills. During the three months ended March 31, 2021 and year ended December 31, 2020, the Company did not withdraw any interest income from the trust account to pay its franchise taxes.

At March 31, 2021 and December 31, 2020, there were 11,500,000 Public Warrants and 6,600,000 Private Placement Warrants outstanding.

There were no transfers into or out of Level 3 during the three months ended March 31, 2021.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of held-to-maturity securities and warrant liabilities at March 31, 2021 and December 31, 2020 are as follows:

Description	March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account (a)	$230,090,636	$—	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$11,730,000	$11,730,000	$—	$—

Warrant Liability – Private Placement Warrants	$6,732,000	$—	$6,732,000	$—

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account (a)	$230,053,249	$230,053,249	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$14,950,000	$14,950,000	$—	$—

Warrant Liability – Private Placement Warrants	$8,580,000	$—	$8,580,000	$—

(a) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the accompany financial statements.

SANDBRIDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 10. INCOME TAX

The Company’s net deferred tax assets are as follows:

	March 31, 2021	December 31, 2020
Deferred tax asset
Net operating loss carryforward	$10,920	$10,861
Change in fair value of warrants	753,532	—
Organizational costs/Startup expenses	456,120	78,848
Total deferred tax asset	1,220,572	89,709
Valuation allowance	(1,220,572)	(89,709)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	March 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	(1,220,572)	(89,709)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	1,220,572	89,709
Income tax provision	$—	$—

As of March 31, 2021, the Company had a U.S. federal net operating loss carryover of approximately $52,000 available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For three months ended March 31, 2021, the change in the valuation allowance was $1,220,572.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at March 31, 2021 is as follows:

March 31, 2021

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liability	-13.2%
Change in valuation allowance	-7.8%
Income tax provision	0.0%

NOTE 11. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 26, 2021. The Company’s filings pursuant to the Securities Act and the Exchange Act can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On February 15, 2021, the Company entered into a business combination agreement by and among itself, Project Olympus Merger Sub, Inc., a wholly owned subsidiary (“Merger Sub”), and Owlet Baby Care Inc. (“Owlet”) (“Business Combination Agreement”). Owlet provides a data-driven connectivity platform to the nursey for parents. If approved by the Company’s and Owlet’s stockholders, Merger Sub will merge with and into Owlet, with Owlet surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). In addition, in connection with the consummation of the transactions contemplated by the Business Combination Agreement (the “Closing”), the Company will be renamed “Owlet, Inc.” and is referred to below as “New Owlet” as of the time following such change of name.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 23, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for our initial public offering (the “Initial Public Offering”), described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $1,517,138, which consists of formation and operating costs of $3,588,249, offset by interest income on marketable securities held in the Trust Account of $37,387 and the change in the fair value of the warrants of $5,068,000.

Liquidity and Going Concern

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

For the three months ended March 31, 2021, cash used in operating activities was $443,769. Net income of $1,517,138 was affected by interest earned on marketable securities held in the Trust Account of $37,387, change in the fair value of warrants of $5,068,000 and changes in operating assets and liabilities, which provided $3,144,480 of cash from operating activities.

At March 31, 2021, our cash position and history of losses required management to assess our ability to continue operating as a going concern, according to FASB Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management evaluated the Company’s history of losses and negative working capital and determined that these factors raise substantial doubt about our ability to continue as a going concern, unless we take actions to alleviate those conditions. Our primary sources of liquidity have been funds generated from our equity and debt financings.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $230,090,636. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended March 31, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The Company has nominal assets and has generated no revenues since inception.

As of March 31, 2021, we had cash of $826,465 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using quoted prices in an active market.

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

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the 10-K/A filed on May 26, 2021,  our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements had not yet been identified.  However, management did implement changes in internal control over financial reporting during second quarter of 2021 designed to remediate a material weakness solely related to the presentation of the Company’s warrants as equity instead of liability. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

The information to be reported under this Item is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†
Business Combination Agreement, dated as of February 15, 2021, by and among Sandbridge Acquisition Corporation, Project Olympus Merger Sub, Inc. and Owlet Baby Care Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39516) filed with the SEC on February 16, 2021).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39516) filed with the SEC on February 16, 2021).
10.2	Sponsor Letter Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39516) filed with the SEC on February 16, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
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

SANDBRIDGE ACQUISITION CORPORATION

Date: May 27, 2021	By:	/s/ Ken Suslow
	Name:	Ken Suslow
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 27, 2021	By:	/s/ Richard Henry
	Name:	Richard Henry
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)