Form 10-Q
period 2021-06-30
Owlet, Inc.
filed 2021-08-16
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission File
No. 001-39516

OWLET, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1615012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Executive Parkway, Ste. 500 Lehi, Utah	84043
(Address of principal executive offices)	(Zip Code)
(844)
334-5330
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	OWLT	New York Stock Exchange
Warrants to purchase common stock	OWLT WS	New York Stock Exchange
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
of the Exchange Act):    Yes  ☐    No  ☒
As of August 11, 2021, 112,750,800 shares of common stock, $0.0001 par value, were issued and outstanding.

OWLET, INC.
Quarterly Report on Form
10-Q

		Page

Cautionary Note Regarding Forward-looking Statements		i

PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021 and the Period from June 23, 2020 (inception) through June 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 and the Period from June 23, 2020 (inception) through June 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and the Period from June 23, 2020 (inception) through June 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Control and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
(the “Quarterly Report”) contains forward-looking statements. All statements other than statements of historical facts contained in this prospectus, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this prospectus are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•	the impact of the COVID-19 pandemic on our business, financial condition and results of operations;

•	our ability to realize the benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably;

•	legal proceedings, regulatory disputes, and governmental inquiries;

•	privacy and data protection laws, privacy or data breaches, or the loss of data;

•	the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;

•	any defects in new products or enhancements to existing products;

•	our ability to continue to develop new products and innovations to meet constantly evolving customer demands;

•	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any approved product;

•	our ability to hire, retain, manage and motivate employees, including key personnel;

•	our ability to enhance future operating and financial results;

•	changes in and our compliance with laws and regulations applicable to our business;

•	our ability to upgrade and maintain our information technology systems;

•	our ability to acquire and protect intellectual property;

•	our ability to successfully deploy the proceeds from the Business Combination; and

•	our ability to raise financing in the future.

i

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Quarterly Report in Part I., Item 1. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section titled “
Risk Factors
” in the final prospectus and definitive proxy statement, filed with the SEC on June 21, 2021 (the “Proxy Statement/Prospectus”), as updated by the risk factors disclosed in the section titled “
Risk Factors
” in our Registration Statement on
Form S-1
(File
No. 333-258506),
filed with the SEC on August 5, 2021, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Furthermore, the potential impact of the pandemic related to
COVID-19 and
variants thereof on our business operations and financial results and on the world economy as a whole may heighten the risks and uncertainties that affect our forward-looking statements described above. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included elsewhere in this Quarterly Report are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements included elsewhere in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements included elsewhere in this Quarterly Report, they may not be predictive of results or developments in future periods.
Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report.

ii

PART 1 – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS
OWLET, INC.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$469,437	$1,287,234
Prepaid expenses	233,413	273,852

Total Current Assets	702,850	1,561,086
Cash and marketable securities held in Trust Account	230,096,373	230,053,249

Total Assets	$230,799,223	$231,614,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$4,767,869	$298,328
Accrued offering costs	—	17,000

Total Current Liabilities	4,767,869	315,328
Warrant liability	25,340,000	23,530,000
Deferred underwriting fee payable	8,050,000	8,050,000

Total Liabilities	38,157,869	31,895,328

Commitments and contingencies
Class A common stock subject to possible redemption, 18,764,135 and 19,471,900 shares at June 30, 2021 and December 31, 2020 at $10.00 per share, respectively	187,641,351	194,719,000
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,235,865 and 3,528,100 issued and outstanding (excluding 18,764,135 and 19,471,900 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	424	353
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	20,323,844	13,246,266
Accumulated deficit	(15,324,840)	(8,247,187)

Total Stockholders’ Equity	5,000,003	5,000,007

Total Liabilities and Stockholders’ Equity	$230,799,223	$231,614,335

The accompanying notes are an integral part of the unaudited condensed financial statements.

OWLET, INC.
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND THE PERIOD FROM JUNE 23, 2020
(INCEPTION) THROUGH JUNE 30, 2020
(Unaudited)

	For the Three Months Ended June 30, 2021	For the Period from June 23, 2020 (Inception) through June 30, 2020	For the Six Months Ended June 30, 2021
General and administrative expenses	$1,724,347	$1,000	$5,312,596

Loss from operations	(1,724,347)	(1,000)	(5,312,596)
Other income (loss):
Interest earned on investments held in Trust Account	5,738	—	43,125
Miscellaneous income	1,818	—	1,818
Change in fair value of warrants	(6,878,000)	—	(1,810,000)

Loss before benefit from (provision for) income taxes	(8,594,791)	(1,000)	(7,077,653)
Benefit from (Provision for) income taxes	—	—	—

Net Loss	$(8,594,791)	$(1,000)	$(7,077,653)

Weighted average shares outstanding of Class A redeemable common stock	23,000,000	—	23,000,000

Basic and diluted income per share, Class A redeemable common stock	$0.00	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	5,750,000	5,000,000	5,750,000

Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$(1.49)	$0.00	$(1.23)

The accompanying notes are an integral part of the unaudited condensed financial statements.

OWLET, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND THE PERIOD FROM JUNE 23, 2020
(INCEPTION) THROUGH JUNE 30, 2020
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	3,528,100	$353	5,750,000	$575	$13,246,266	$(8,247,187)	$5,000,007
Change in value of common stock subject to possible redemption	(151,714)	(15)	—	—	(1,517,125)	—	(1,517,140)
Net Income	—	—	—	—	—	1,517,138	1,517,138

Balance – March 31, 2021 (unaudited)	3,376,386	$338	5,750,000	$575	$11,729,141	$(6,730,049)	$5,000,005
Change in value of common stock subject to possible redemption	859,479	86	—	—	8,594,703	—	8,594,789
Net loss	—	—	—	—	—	(8,594,791)	(8,594,791)

Balance – June 30, 2021 (unaudited)	4,235,865	$424	5,750,000	$575	$20,323,844	$(15,324,840)	$5,000,003

Balance – June 23, 2020 (Inception)	—	—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – June 30, 2020 (unaudited)	—	$—	5,750,000	$575	$24,425	$(1,000)	$24,000

(1)
Includes 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The over-allotment option was exercised in full.

The accompanying notes are an integral part of the unaudited condensed financial statements.

OWLET, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND THE PERIOD FROM JUNE 23, 2020
(INCEPTION) THROUGH JUNE 30, 2020
(Unaudited)

	For the Six Months Ended June 30, 2021	For the Period from June 23, 2020 (Inception) through June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(7,077,653)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	1,810,000	—
Interest earned on investments held in Trust Account	(43,125)	—
Changes in operating assets and liabilities:
Prepaid expenses	40,439	—
Accrued expenses	4,469,542	1,000

Net cash used in operating activities	(800,797)	—
Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Payment of offering costs	(17,000)	—

Net cash provided by (used in) financing activities	(17,000)	25,000
Net Change in Cash	(817,797)	25,000
Cash – Beginning of period	1,287,234	—

Cash – End of period	$469,437	$25,000

Non-Cash financing activities:
Change in value of Class A common stock subject to possible redemption	$(7,077,649)	$—
Deferred offering costs included in accrued offering costs	$—	$85,000
The accompanying notes are an integral part of the unaudited condensed financial statements.

OWLET, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
As of June 30, 2021, Sandbridge Acquisition Corporation (the “Company” or “Sandbridge”), our predecessor, was a blank check company incorporated in Delaware on June 23, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
On July 15, 2021 (the “Closing Date”), the Company completed the previously announced Business Combination pursuant to that certain business combination agreement (the “Business Combination Agreement”) with Project Olympus Merger Sub, Inc., a wholly owned subsidiary of Sandbridge (“Merger Sub”), and Owlet Baby Care Inc. (“Old Owlet”). Immediately upon the completion of the Business Combination, the Company was renamed “Owlet, Inc.” and Merger Sub was merged with and into Old Owlet, with Old Owlet surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). The Business Combination is documented in greater detail in Notes 6 and 11.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from June 23, 2020 (inception) through June 30, 2021 related to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, consummation of the Business Combination. The Company generated non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on September 14, 2020. On September 17, 2020, the Company completed the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 6,600,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Sandbridge Acquisition Holdings LLC (the “Sponsor”), generating gross proceeds of $6,600,000, which is described in Note 4.
Following the closing of the Initial Public Offering on September 17, 2020, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States. The funds in the Trust Account were invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the completion of the Business Combination.

OWLET, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K/A,
as filed with the SEC on May 26, 2021. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021, or for any future annual or interim periods.
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
Liquidity and Going Concern
At June 30, 2021, our cash position and history of losses required management to assess our ability to continue operating as a going concern, according to Financial Accounting Standards Board (“FASB”) Accounting Standards Update
No. 2014-15,
“Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Management evaluated the Company’s history of losses and negative working capital and determined that, as of June 30, 2021, these factors raise substantial doubt about our ability to continue as a going concern, unless we take actions to alleviate those conditions. Our primary sources of liquidity have been funds generated from our equity and debt financings.
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates made in preparing these condensed financial statements include, among other things, (1) the measurement of derivative warrant liabilities and (2) accrued expenses.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents held outside the Trust Account as of June 30, 2021 or December 31, 2020. The Company had $469,437 and $1,287,234 in cash held outside the Trust Account as of June 30, 2021 and December 31, 2020, respectively.

OWLET, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Cash and Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are Held-to-maturity treasury securities in accordance with Accounting Standards Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities,” which are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. The estimated fair values of investments held in the Trust Account are determined using available market information.
 The Company held $
753
in cash and $
230,095,620
in U.S. Treasury Money Market Mutual Funds in the Trust Account as of June
30
,
2021
. At
December 31, 2020
, assets held in the Trust Account were comprised of $
753
in cash and $
230,052,496
in U.S. Treasury securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 18,764,135 and 19,471,900, respectively, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
Offering Costs
Offering costs consist of underwriting, legal, accounting and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $12,368,806 were charged to stockholders’ equity upon the completion of the Initial Public Offering.
Warrant Liability
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the condensed statements of operations. The fair value of the warrants is estimated using quoted prices in an active market (see Note 9). The Private Placement Warrants are nearly identical to the Public Warrants (as defined below), except that the Private Placement Warrants are subject to certain transfer restrictions and restrictions on liquidity, and the valuation for the Private Placement Warrants were based on the valuation of the trading Public Warrants.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes” (ASC 740). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since its inception.
Net Income (Loss) per Common Share
Net income (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 18,100,000 shares of Class A common stock in the calculation of diluted income per share, since the $11.50 exercise of the warrants was above the average market price of the Company’s Class A Common stock for the six months ended June 30, 2021.

OWLET, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Company’s condensed statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable
common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable
common stock outstanding for the period. Class B
non-redeemable
common stock includes the Founder Shares (as defined in Note 5) as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$5,738	$43,125
Less: Income and franchise tax	(5,738)	(43,125)
Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,000,000	23,000,000

Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Income (loss) minus Redeemable Net Earnings
Net Income (Loss)	$(8,594,791)	$(7,077,653)
Redeemable Net Earnings	—	—

Non-Redeemable Net Earnings	$(8,594,791)	$(7,077,653)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,750,000	5,750,000
Income (Loss)/Basic and Diluted Non-Redeemable Class B Common Stock	$(1.49)	$(1.23)

OWLET, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
In connection with the Business Combination Agreement, the Sponsor and certain of our initial stockholders, directors and officers entered into a Sponsor Letter Agreement, dated as of February 15, 2021, pursuant to which the Sponsor and each other holder of Founder Shares agreed, among other things, (a) to appear at the special meeting for the Business Combination or otherwise cause its shares to be counted as present for the purpose of establishing quorum; (b) to vote (or execute a written consent), or cause to be voted (or consent to be granted) any Company common stock and Founder Shares owned by it, him or her at such special meeting in person, or by proxy, in favor of the Business Combination and the adoption of the Business Combination Agreement and the transactions contemplated thereby; (c) to vote (or execute a written consent) or cause to be voted (or consent to be granted) any Company common stock or Founder Shares owned by it, him or her at such special meeting in person, or by proxy, against any alternative business combination or any action that would reasonably be expected to materially impede, interfere with, delay, postpone or adversely affect the Business Combination or any of the related transactions or result in a breach of any covenant, representation or warranty or other obligation or agreement of the Company under the Business Combination Agreement or the Sponsor under the Sponsor Letter Agreement; and (d) not redeem any shares of Founder Shares owned by it, him or her in connection with the stockholder approval. Pursuant to the Sponsor Letter Agreement, a percentage of Class A common stock held by the Sponsor is subject to certain time and performance-based vesting provisions.
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

OWLET, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Administrative Support Agreement
The Company entered into an agreement, commencing on September 14, 2020, to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative services. Upon completion of the Business Combination, the Company ceased paying these monthly fees. For the three months and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000, respectively, in fees for these services.
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

OWLET, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Underwriting Agreement
Certain of the underwriters of the Initial Public Offering are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee became payable to the underwriters from the amounts held in the Trust Account upon consummation of the Business Combination. The underwriters did not receive any upfront underwriting discount or commissions on the 1,980,000 Units purchased by the PIMCO private funds or their respective affiliates but will receive deferred underwriting commissions with respect to such Units.
Business Combination Agreement
On February 15, 2021, the Company entered into the Business Combination Agreement. In connection with the consummation of the transactions contemplated by the Business Combination Agreement (the “Closing”), the Company was renamed “Owlet, Inc.” and is referred to herein as “New Owlet” as of the time following such change of name.
As a consequence of the Business Combination, each share of the Company’s Class B common stock that was issued and outstanding as of immediately prior to the effective time of the Merger (the “Effective Time”) was automatically converted into a share of New Owlet Class A common stock (“New Owlet common stock”) on a one-for-one
basis in accordance with the terms of the Company’s amended and restated certificate of incorporation, dated September 14, 2020. The Business Combination had no effect on the Company’s Class A common stock that was issued and outstanding as of immediately prior to the Effective Time, which continues to remain outstanding.
As a consequence of the Merger, at the Effective Time, (i) each share of Old Owlet capital stock that was issued and outstanding immediately prior to the Effective Time was cancelled and converted into the right to receive the number of shares of New Owlet common stock equal to the Exchange Ratio (as defined in the Business Combination Agreement), rounded down to the nearest whole share; (ii) each option to purchase shares of Old Owlet common stock, whether vested or unvested, that was outstanding and unexercised as of immediately prior to the Effective Time was assumed by New Owlet and automatically become an option (vested or unvested, as applicable) to purchase a number of shares of New Owlet common stock equal to the number of shares of Old Owlet common stock subject to such option immediately prior to the Effective Time multiplied by the Exchange Ratio, rounded down to the nearest whole share, at an exercise price per share equal to the exercise price per share of such option immediately prior to the Effective Time divided by the Exchange Ratio, rounded up to the nearest whole cent, except that, subject to specified limitations, holders of vested options could instead elect to receive a cash payment in lieu of assumption of a portion of their vested options up to an aggregate cap of $10 million; and (iii) each share of Old Owlet common stock that was subject to a risk of forfeiture or right of repurchase at the original purchase price as of immediately prior to the Effective Time is subject to the same risk of forfeiture or right of repurchase (proportionately adjusted to reflect the Exchange Ratio) which risk of forfeiture or right of repurchase shall lapse in accordance with the same vesting schedule as that of the Old Owlet restricted stock.
The Business Combination closed on July 15, 2021, following the receipt of the required approval by the Company’s and Old Owlet’s stockholders and the fulfillment of other customary closing conditions. See Note 11.
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock —
The Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding. Effective with the Business Combination, the Company is authorized to issue 100,000,000 of Preferred Stock with a par value of $0.0001.
Class
 A Common Stock —
The Company was authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one
vote for each share. At June 30, 2021 and December 31, 2020, there were 4,235,865 and 3,528,100 shares of Class A common stock issued and outstanding, respectively, excluding 18,764,135 and 19,471,900 shares of Class A common stock subject to possible redemption. Effective with the Business Combination, the Company is authorized to issue 1,000,000,000 of Class A Common Stock with a par value of $0.0001.
Class
 B Common Stock —
The Company was authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding. Holders of Class B common stock are entitled to one
vote for each share. Prior to the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors. The shares of Class B common stock automatically converted into shares of Class A common stock at the time of the Business Combination on a one-for-one
basis. Following the Business Combination, the Company is not authorized to issue shares of Class B common stock.
As of June 30, 2021, holders of Class A common stock and Class B common stock voted together as a single class on all matters submitted to a vote of stockholders except as required by law.

OWLET, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

OWLET, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Redemption of warrants when the price per Class
 A common stock equals or exceeds $18.00
. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

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
Redemption of warrants when the price per Class
 A common stock equals or exceeds $10.00
. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined based on the redemption date and the “fair market value” of the Class A common stock;

•
if, and only if, the closing price of the Class A common stock equals or exceeds $10.00 per share for any 20 trading days within the
30-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A common stock for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $
18.00
per share, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A common share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsors or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

OWLET, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
At June 30, 2021, assets held in the Trust Account were comprised of $753 in cash and $230,095,620 in U.S. Treasury Money Market Mutual Funds. At December 31, 2020, assets held in the Trust Account were comprised of $753 in cash and $230,052,496 in U.S. Treasury Bills. During the six months ended June 30, 2021 and year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account to pay its franchise taxes.
At June 30, 2021 and December 31, 2020, there were 11,500,000 Public Warrants and 6,600,000 Private Placement Warrants outstanding.
There were no transfers into or out of Level 3 during the six months ended June 30, 2021.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of marketable
securities and warrant liabilities at June 30, 2021 and December 31, 2020, are as follows:

Description	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$230,096,373	$230,096,373	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$16,100,000	$16,100,000	$—	$—

Warrant Liability – Private Placement Warrants	$9,240,000	$—	$9,240,000	$—

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$230,053,249	$230,053,249	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$14,950,000	$14,950,000	$—	$—

Warrant Liability – Private Placement Warrants	$8,580,000	$—	$8,580,000	$—

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

OWLET, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 10. INCOME TAX
The Company’s net deferred tax assets are as follows:

	June 30, 2021	December 31, 2020
Deferred tax asset
Net operating loss carryforward	$10,920	$10,861
Change in fair value of warrants	(380,100)	—
Organizational costs/Startup expenses	1,115,645	78,848

Total deferred tax asset	746,465	89,709
Valuation allowance	(746,465)	(89,709)

Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	June 30, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	(746,465)	(89,709)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	746,465	89,709

Income tax provision	$—	$—

As of June 30, 2021, the Company had a U.S. federal net operating loss carryover of approximately $52,000 available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For three months and six months ended June 30, 2021, the change in the valuation allowance was $746,465 and $1,082,267, respectively.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at June 30, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liability	10.7%
Change in valuation allowance	-31.7%

Income tax provision	0.0%

NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were available to be issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements. For further information regarding the Business Combination and related transactions described below, see the Company’s Current Report on Form
8-K
filed with the SEC on July 21, 2021, as amended.
On July 15, 2021 (the “Closing Date”), the Company completed the Business Combination, was renamed “Owlet, Inc.” and is referred to herein as “New Owlet” following the consummation (the “Closing”) of the transactions described below. As a consequence of the Business Combination, each share of Sandbridge Class B common stock that was issued and outstanding as of immediately prior to the effective time of the Merger (the “Effective Time”) was converted, on a one-for-one
basis, into a share of New Owlet Class A common stock (“New Owlet common stock”). The Business Combination had no effect on the Sandbridge Class A common stock that was issued and outstanding as of immediately prior to the Effective Time, which continues to remain outstanding. As a consequence of the Merger, at the Effective Time, and as further described in this proxy statement/prospectus, (i) each share of Old Owlet capital stock (as defined herein) that was issued and outstanding immediately prior to the Effective Time became the right to receive the number of shares of New Owlet common stock equal to the Exchange Ratio (as defined herein); (ii) each option to purchase shares of Old Owlet common stock, whether vested or unvested, that was outstanding and unexercised as of immediately prior to the Effective Time was assumed by New Owlet and automatically became an option (vested or unvested, as applicable) to purchase a number of shares of New Owlet common stock equal to the number of shares of Old Owlet common stock subject to such option immediately prior to the Effective Time multiplied by the Exchange Ratio, rounded down to the nearest whole share, at an exercise price per share equal to the exercise price per share of such option immediately prior to the Effective Time divided by the Exchange Ratio, rounded up to the nearest whole cent, except that, subject to certain limitations, holders of vested options could instead elect to receive a cash payment in lieu of assumption of a portion of their vested options; and (iii) each share of Old Owlet common stock that was subject to a risk of forfeiture or right of repurchase at the original purchase price as of immediately prior to the Effective Time is subject to the same risk of forfeiture or right of repurchase (proportionately adjusted to reflect the Exchange Ratio) which risk of forfeiture or right of repurchase shall lapse in accordance with the same vesting schedule as that of the Old Owlet Restricted Stock.
Concurrently with the execution of the Business Combination Agreement, Sandbridge entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors purchased, immediately prior to the Closing, an aggregate of 12,968,000 shares of Sandbridge Class A common stock at a purchase price of $10.00 per share (the “PIPE Financing”). Sandbridge’s units, Class A common stock and public warrants were publicly traded on the New York Stock Exchange (“NYSE”) under the symbols “SBG.U,” “SBG” and “SBG WS,” respectively. Upon the Closing, the New Owlet common stock and public warrants were listed on the NYSE under the symbols “OWLT” and “OWLT WS,” respectively. New Owlet does not have units traded following the Closing. A total of 19,758,773 shares of Class A common stock were presented for redemption in connection with the Business Combination (the “Redemptions”). As a result, there was approximately $32.4 million remaining in the Trust Account following redemptions. Combined with the $129.7 million in gross proceeds from a concurrent private placement, there was approximately $135.4 million of cash available to the combined company from the transaction, after deducting transaction fees and expenses.
The Business Combination will be accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Sandbridge will be treated as the “acquired” company for accounting purposes and the financial statements of the post-combination company will represent a continuation of the financial statements of Old Owlet with the acquisition being treated as the equivalent of Old Owlet issuing stock for the net assets of Sandbridge, accompanied by a recapitalization. The net assets of Sandbridge will be stated at historical cost, with no goodwill or other intangible assets recorded.
The preponderance of evidence as described below is indicative that Old Owlet is the accounting acquirer in the Business Combination based on evaluation of the following facts and circumstances under both the no and maximum redemption scenarios:

•	Old Owlet stockholders will have the largest voting interest in the post-combination company;

•	the board of directors of the post-combination company will have up to nine members, and Old Owlet will have the ability to nominate the majority of the members of the board of directors;

•	Old Owlet management will continue to hold executive management roles for the post-combination company and be responsible for the day-to-day operations;

•	the post-combination company will assume the Old Owlet name;

•	the post-combination company will maintain the current Old Owlet headquarters; and

•	the intended strategy of the post-combination entity will continue Old Owlet’s current strategy of product development and market penetration.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Becoming a parent is a life-changing milestone. New mothers and fathers become caregivers overnight and share the same primary concerns of sleep, safety, and sickness. Parents, who are increasingly older and busier, assume the roles of doctor, dietitian, and sleep trainer. In many cases, parents receive minimal guidance, counseling, or affirmation of how well they are caring for their newborn, which often leads to increased anxiety and feelings worry. As a result, parents lose on average 44 nights of sleep during the first year of an infant’s life. Furthermore, the first years of life are the most expensive for healthcare with over 92 million well, sick, and emergency room visits annually in the United States.
Enter Owlet. Our mission is to empower parents with the right information at the right time, to give them more peace of mind and help them find more joy in the journey of parenting. Our digital parenting platform aims to give parents real-time data and insights to help parents feel calmer and more confident. We believe that every parent deserves peace of mind and the opportunity to feel their well-rested best. We also believe that every child deserves to live a long, happy, and healthy life, and we are working to develop products to help facilitate that. Our ecosystem of digital parenting solutions, including our connected anchor product, the Owlet Smart Sock, is helping to transform modern parenting by providing parents data-driven insights into their children’s well-being in the comfort of their own home. We believe that by developing in-home
pediatric monitoring and analytics technologies, we can not only provide parents with peace of mind about their children, but also create future applications that have the potential to decrease infant death due to Sudden Unexplained Infant Death (SUID) and Sudden Infant Death Syndrome (SIDS) and opportunistically detect infant ailments such as respiratory syncytial virus (RSV) and supraventricular tachycardia (SVT).
With Owlet, parents can better navigate the journey of parenthood, rest easier and have greater peace of mind. Based on the United Nations global population estimates of children aged zero to five and prices of our current products and our estimates for prices of products in development, we estimate the total addressable market for our existing products to be $21 billion, and that the total addressable market for our existing and pipeline products will reach an estimated $81 billion by 2025. We believe the opportunity ahead of us is significant, and that increased parental engagement in childcare, the consumerization of pulse oximetry, and telehealth adoption are key trends accelerating growth in our target markets.
Recent Developments
Prior to the closing of the Business Combination, we were a blank shell company formed under the laws of the State of Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. On July 15, 2021, the Closing Date, the Company completed the previously announced Business Combination pursuant to that certain Business Combination Agreement by and among Sandbridge, Project Olympus Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Sandbridge (“Merger Sub”), and Owlet Baby Care Inc. (“Old Owlet”). Merger Sub merged with and into Old Owlet (the “Merger”), with Old Owlet surviving the Merger as a wholly owned subsidiary of Sandbridge. In addition, upon the effectiveness of the Company’s amended and restated certificate of incorporation, Sandbridge was renamed “Owlet, Inc.” and is referred to herein as “New Owlet” following the consummation (the “Closing”) of the transactions described below. As a consequence of the Business Combination, each share of Sandbridge Class B common stock that was issued and outstanding as of immediately prior to the effective time of the Merger (the “Effective Time”) was converted, on a one-for-one
basis, into a share of New Owlet Class A common stock (“New Owlet common stock”). The Business Combination had no effect on the Sandbridge Class A common stock that was issued and outstanding as of immediately prior to the Effective Time, which continues to remain outstanding. As a consequence of the Merger, at the Effective Time, and as further described in this proxy statement/prospectus, (i) each share of Old Owlet capital stock (as defined herein) that was issued and outstanding immediately prior to the Effective Time became the right to receive the number of shares of New Owlet common stock equal to the Exchange Ratio (as defined herein); (ii) each option to purchase shares of Old Owlet common stock, whether vested or unvested, that was outstanding and unexercised as of immediately prior to the Effective Time was assumed by New Owlet and automatically became an option (vested or unvested, as applicable) to purchase a number of shares of New Owlet common stock equal to the number of shares of Old Owlet common stock subject to such option immediately prior to the Effective Time multiplied by the Exchange Ratio, rounded down to the nearest whole share, at an exercise price per share equal to the exercise price per share of such option immediately prior to the Effective Time divided by the Exchange Ratio, rounded up to the nearest whole cent, except that, subject to certain limitations, holders of vested options could instead elect to receive a cash payment in lieu of assumption of a portion of their vested options; and (iii) each share of Old Owlet common stock that was subject to a risk of forfeiture or right of repurchase at the original purchase price as of immediately prior to the Effective Time is subject to the same risk of forfeiture or right of repurchase (proportionately adjusted to reflect the Exchange Ratio) which risk of forfeiture or right of repurchase shall lapse in accordance with the same vesting schedule as that of the Old Owlet Restricted Stock.
Concurrently with the execution of the Business Combination Agreement, Sandbridge entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors purchased, immediately prior to the Closing, an aggregate of 12,968,000 shares of Sandbridge Class A common stock at a purchase price of $10.00 per share (the “PIPE Financing”). Sandbridge’s units, Class A common stock and public warrants were publicly traded on the New York Stock Exchange (“NYSE”) under the symbols “SBG.U,” “SBG” and “SBG WT,” respectively. Upon the Closing, the New Owlet common stock and public warrants were listed on the NYSE under the symbols “OWLT” and “OWLT WS,” respectively. New Owlet does not have units traded following the Closing. A total of 19,758,773 shares of Class A common stock were presented for redemption in connection with the Business Combination (the “Redemptions”). As a result, there was approximately $32.4 million remaining in the trust account following redemptions. Combined with the $129.7 million in gross proceeds from a concurrent private placement, there was approximately $135.4 million of cash available to the combined company from the transaction, after deducting transaction fees and expenses.

Results of Operations
Through June 30, 2021, we were a blank check company that neither engaged in any operations nor generated any revenues to date. Our only activities from June 23, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for our initial public offering (the “Initial Public Offering”), described below, and the search for a target company for a Business Combination. We generated non-operating
income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the six months ended June 30, 2021, we had a net loss of $7,077,653, which consists of formation and operating costs of $5,312,596 and the change in the fair value of the warrants of (1,810,000), offset by interest income on marketable securities held in the Trust Account of $43,125, and other income of $1,818.
Liquidity and Going Concern
Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of our Class B common stock by the Sponsor and loans from our Sponsor.
On September 17, 2020, we completed the Initial Public Offering of 23,000,000 Units at a price of $10.00 per Unit, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 3,000,000 Units, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 6,600,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $6,600,000.

Following the Initial Public Offering, including the full exercise of the over-allotment option by the underwriters and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in a trust account (the “Trust Account”) and we had $1,977,519 of cash held outside of the Trust Account, after payment of certain costs related to the Initial Public Offering, and available for working capital purposes. We incurred $12,948,806 in transaction costs, including $4,204,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $694,806 of other offering costs.
For the six months ended June 30, 2021, cash used in operating activities was $800,797. Net loss of $7,077,652 was affected by interest earned on marketable securities held in the Trust Account of $43,125, change in the fair value of warrants of $(1,810,000) and changes in operating assets and liabilities, which provided $4,469,542 of cash from operating activities.
At June 30, 2021, our cash position and history of losses required management to assess our ability to continue operating as a going concern, according to FASB Accounting Standards Update
No. 2014-15,
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
. Management evaluated the Company’s history of losses and negative working capital and determined that these factors raise substantial doubt about our ability to continue as a going concern, unless we take actions to alleviate those conditions. Our primary sources of liquidity have been funds generated from our equity and debt financings.
As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $230,096,373, and we intended to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete the Business Combination. As of June 30, 2021, we had the ability to withdraw interest to pay franchise and income taxes. During the period ended June 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
The Company has nominal assets and has generated no revenues since inception.
As of June 30, 2021, we had cash of $469,437 outside of the Trust Account, and we intended to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
Off-Balance
Sheet Arrangements
We had no obligations, assets or liabilities that would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual obligations
As of June 30, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support to the Company. We began incurring these fees on September 14, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.
Certain of the underwriters of the Initial Public Offering were entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee became payable to the underwriters from the amounts held in the Trust Account upon completion of the Business Combination on July 15, 2021. The underwriters did not receive any upfront underwriting discount or commissions on the 1,980,000 Units purchased by the members of our Sponsor that were affiliated with Pacific Investment Management Company LLC, but received deferred underwriting commissions with respect to such Units.

Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Through June 30, 2021, we identified the following critical accounting policies:
Warrant Liability
We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The fair value of the warrants was estimated using quoted prices in an active market.
Class A Common Stock Subject to Possible Redemption
We accounted for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption were classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) was classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet.
Net Loss per Common Share
We applied the
two-class
method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock was calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net income (loss) per common share, basic and diluted, for Class B non-redeemable
common stock is calculated by dividing net income (loss) less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable
common stock outstanding for the periods presented.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as such defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the
10-K/A
filed on May 26, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.
Our management implemented changes in internal control over financial reporting during second quarter of 2021 designed to remediate a material weakness solely related to the presentation of the Company’s warrants as equity instead of liability. We enhanced our processes, and will continue to expend a substantial amount of effort and resources, to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans also included increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not currently party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A.	Risk Factors.
Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see the section entitled “
Risk Factors
” in the final prospectus and definitive proxy statement, filed with the SEC on June 21, 2021, as updated by the risk factors disclosed in the section titled “
Risk Factors
” in our Registration Statement on Form
S-1
(File
No. 333-258506),
filed with the SEC on August 5, 2021. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On July 15, 2021, we issued 12,968,000 shares of common stock as part of the PIPE Financing at a price per share of $10.00. Additionally, on July 15, 2021, we issued 53,133,010 shares of common stock to former equityholders of Owlet Baby Care Inc. as part of the consideration for the Business Combination. The foregoing securities were issued pursuant to Section 4(a)(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit		Filing Date	Filed/ Furnished Herewith

2.1†	Business Combination Agreement, dated as of February 15, 2021, by and among the Registrant, Project Olympus Merger Sub, Inc. and Owlet Baby Care Inc.	8-K	001-39516	2.1		02/16/2021

3.1	Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	S-4	333-254888	3.3		03/31/2021

3.2	Amended and Restated Bylaws of Owlet, Inc.	S-4	333-254888	3.4		03/31/2021

4.1	Warrant Agreement, dated September 14, 2020, between Sandbridge Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39516	4.1		09/18/2020

10.1#	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 14, 2021, by and between Owlet Baby Care Inc. and Silicon Valley Bank	S-4	333-254888	10.15	(d)	05/28/2021

10.2#	Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 25, 2021, by and between Owlet Baby Care Inc. and Silicon Valley Bank	S-4	333-254888	10.15	(e)	05/28/2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						*	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						*	*

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.						*

101.SCH	Inline XBRL Taxonomy Extension Schema Document						*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document						*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document						*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)						*

*	Filed herewith.
**	Furnished herewith.
†
The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation
S-K.
The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

#	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWLET, INC.

Date: August 16, 2021	By:	/s/ Kurt Workman
	Name:	Kurt Workman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Kate Scolnick
	Name:	Kate Scolnick
	Title:	Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)