Form 10-Q
period 2021-09-30
Owlet, Inc.
filed 2021-11-15
CIK 1816708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-39516

Owlet, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1615012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2500 Executive Parkway, Ste. 500 Lehi, UT	84043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 334-5330

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	OWLT	New York Stock Exchange
Warrants to purchase common stock	OWLT WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 15, 2021, the registrant had 112,848,462 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this prospectus are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•

the impact of the Warning Letter, dated October 1, 2021, from the United States Food and Drug Administration, the subsequent suspension of distribution of the Owlet Smart Sock in the U.S. and our ability to obtain marketing authorization for the Owlet Smart Sock or initiate distribution of the Owlet Dream Sock;

•	the impact of the COVID-19 pandemic on our business, financial condition, results of operations, supply chain constraints, and logistics;

•	our ability to realize the benefits of the Merger, which may be affected by, among other things, competition and our ability to grow and manage growth profitably;

•	legal proceedings, regulatory disputes, and governmental inquiries;

•	privacy and data protection laws, privacy or data breaches, or the loss of data;

•	the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;

•	any defects in new products or enhancements to existing products;

•	our ability to continue to develop new products and innovations to meet constantly evolving customer demands;

•	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any approved product;

•	expectations regarding developments with regulatory bodies, and the timeline for related submissions by us and decisions by the regulatory bodies;

•	our ability to hire, retain, manage and motivate employees, including key personnel;

•	our ability to enhance future operating and financial results;

•	changes in and our compliance with laws and regulations applicable to our business;

•	our ability to upgrade and maintain our information technology systems;

•	our ability to acquire and protect intellectual property;

•	our ability to successfully deploy the proceeds from the Merger; and

•	our ability to raise financing in the future.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Quarterly Report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Furthermore, the potential impact of the pandemic related to COVID-19 and variants thereof on our business operations and financial results and on the world economy as a whole may heighten the risks and uncertainties that affect our forward-looking statements described above. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included elsewhere in this Quarterly Report are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements included elsewhere in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements included elsewhere in this Quarterly Report, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Owlet, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

Assets	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$114,896	$17,009
Accounts receivable, net of allowance for doubtful accounts of $900 and $201, respectively	24,576	10,525
Inventory	10,225	7,912
Capitalized transaction costs	-	522
Prepaid expenses and other current assets	7,088	1,646
Total current assets	$156,785	$37,614
Property and equipment, net	1,889	1,718
Intangible assets, net	588	605
Internally developed software	617	-
Other assets	398	181
Total assets	$160,277	$40,118
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$16,460	$16,379
Accrued and other expenses	17,431	10,592
Deferred revenues	1,868	1,643
Line of credit	11,125	9,700
Current portion of related party convertible notes payable	-	6,934
Current portion of long-term debt	9,435	2,024
Total current liabilities	$56,319	$47,272
Deferred rent, net of current portion	258	322
Long-term deferred revenues, net of current portion	206	159
Long-term debt, net	9,492	10,180
Preferred stock warrant liability	-	2,993
Common stock warrant liability	17,014	-
Other long-term liabilities	13	13
Total liabilities	$83,302	$60,939
Commitments and contingencies (Note 7)
Redeemable convertible Series A and Series A-1 preferred stock, $0.0001 par value, 0 and 23,030,285 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 and 46,395,823 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	23,652
Redeemable convertible Series B and Series B-1 preferred stock, $0.0001 par value, 0 and 7,507,073 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 and 15,413,489 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	23,536
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 1,000,000,000 and 52,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 112,818,724 and 22,118,619 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	11	2
Additional paid-in capital	196,330	3,707
Accumulated deficit	(119,366)	(71,718)
Total stockholders’ equity (deficit)	76,975	(68,009)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$160,277	$40,118

See accompanying notes to these unaudited condensed consolidated financial statements.

Owlet, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$31,505	$21,169	$78,354	$54,405
Cost of revenues	16,624	11,344	37,272	28,696
Gross profit	$14,881	$9,825	$41,082	$25,709

Operating expenses:
General and administrative	9,250	3,173	22,516	8,593
Sales and marketing	13,072	5,041	26,759	13,101
Research and development	6,320	2,730	14,269	7,634
Total operating expenses	$28,642	$10,944	$63,544	$29,328
Operating loss	$(13,761)	$(1,119)	$(22,462)	$(3,619)
Other income (expense):
Gain on loan forgiveness	-	-	2,098	-
Interest expense, net	(477)	(377)	(1,378)	(1,010)
Interest expense from contingent beneficial conversion feature	(26,061)	-	(26,061)	-
Preferred stock warrant liability adjustment	-	1	(5,578)	9
Common stock warrant liability adjustment	5,792	-	5,792	-
Loss on extinguishment of debt	-	-	(182)	(172)
Other income (expense), net	66	(6)	146	69
Total other income (expense), net	$(20,680)	$(382)	$(25,163)	$(1,104)
Loss before income tax provision	(34,441)	(1,501)	(47,625)	(4,723)
Income tax provision	(15)	-	(22)	-
Net loss and comprehensive loss	$(34,456)	$(1,501)	$(47,647)	$(4,723)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.07)	$(1.00)	$(0.22)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	96,681,887	22,016,451	47,421,668	21,925,268

See accompanying notes to these unaudited condensed consolidated financial statements.

Owlet, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Preferred Stock Series A (1)		Preferred Stock Series A-1 (1)		Preferred Stock Series B (1)		Preferred Stock Series B-1 (1)		Common Stock (1)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2020	26,157,622	$9,569	20,238,201	$14,083	12,366,306	$18,854	3,047,183	$4,682	22,118,619	$2	$3,707	$(71,718)	(68,009)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	367,432	—	244	—	244
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	828	—	828
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,857)	(7,857)
Balance as of March 31, 2021	26,157,622	$9,569	20,238,201	$14,083	12,366,306	$18,854	3,047,183	$4,682	22,486,051	$2	$4,779	$(79,575)	$(74,794)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	63,004	—	24	—	24
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	785	—	785
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,335)	(5,335)
Balance as of June 30, 2021	26,157,622	$9,569	20,238,201	$14,083	12,366,306	$18,854	3,047,183	$4,682	22,549,055	$2	$5,588	$(84,910)	$(79,320)
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization (Note 2)	(26,157,622)	(9,569)	(20,238,201)	(14,083)	(12,366,306)	(18,854)	(3,047,183)	(4,682)	61,809,312	6	47,182	—	47,188
Conversion of convertible promissory notes to common stock in connection with the reverse recapitalization (Note 6)	—	—	—	—	—	—	—	—	4,633,507	1	7,121	—	7,122
Beneficial conversion feature of convertible promissory notes in connection with the reverse recapitalization (Note 6)	—	—	—	—	—	—	—	—	—	—	26,061	—	26,061
Conversion of preferred stock warrants and common stock warrants in connection with the reverse recapitalization (Note 2)	—	—	—	—	—	—	—	—	1,771,231	—	8,571	—	8,571
Reverse recapitalization transaction, net of fees	—	—	—	—	—	—	—	—	21,959,227	2	101,033	—	101,035
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	96,392	—	77	—	77
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	697	—	697
Net loss	—	—	—	—	—	—	—	—	—	—	—	(34,456)	(34,456)
Balance as of September 30, 2021	—	$-	—	$-	—	$-	—	$-	112,818,724	$11	$196,330	$(119,366)	$76,975

(1) The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger (see Note 2), have been retroactively restated as shares reflecting the exchange ratio of approximately 2.053 established in the Merger (see Note 2).

See accompanying notes to these unaudited condensed consolidated financial statements.

Owlet, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Preferred Stock Series A (1)		Preferred Stock Series A-1 (1)		Preferred Stock Series B (1)		Preferred Stock Series B-1 (1)		Common Stock (1)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2019	26,157,622	$9,569	20,238,201	$14,083	12,366,306	$18,854	3,047,183	$4,682	21,700,713	$2	$2,293	$(61,197)	$(58,902)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	241,444	—	50	—	50
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	181	—	181
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,128)	(2,128)
Balance as of March 31, 2020	26,157,622	$9,569	20,238,201	$14,083	12,366,306	$18,854	3,047,183	$4,682	21,942,157	$2	$2,524	$(63,325)	$(60,799)
Issuance of common stock warrants in connection with debt amendment and new debt issuance	—	—	—	—	—	—	—	—	—	—	226	—	226
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	30,669	—	19	—	19
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	273	—	273
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,094)	(1,094)
Balance as of June 30, 2020	26,157,622	$9,569	20,238,201	$14,083	12,366,306	$18,854	3,047,183	$4,682	21,972,826	$2	$3,042	$(64,419)	$(61,375)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	60,442	—	18	—	18
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	248	—	248
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,501)	(1,501)
Balance as of September 30, 2020	26,157,622	$9,569	20,238,201	$14,083	12,366,306	$18,854	3,047,183	$4,682	22,033,268	$2	$3,308	$(65,920)	$(62,610)

(1) The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger (see Note 2), have been retroactively restated as shares reflecting the exchange ratio of approximately 2.053 established in the Merger (see Note 2).

See accompanying notes to these unaudited condensed consolidated financial statements.

Owlet, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(47,647)	$(4,723)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	799	621
Amortization of debt issuance costs	-	19
Amortization of debt discount	19	89
Non-cash gain on forgiveness of debt	(2,098)	-
Non-cash loss on extinguishment of debt	173	-
Loss (gain) on disposal of intangibles	7	(11)
Stock-based compensation	2,310	702
Write-down of inventory to net realizable value	84	-
Provision for losses on accounts receivable	699	20
Interest expense from contingent beneficial conversion feature	26,061	-
Common stock warrant liability adjustment	(5,792)	-
Preferred stock warrant liability adjustment	5,578	(9)
Changes in operating assets and liabilities:
Accounts receivable	(14,750)	(2,060)
Prepaid expenses and other assets	(5,000)	(590)
Inventory	(2,397)	(2,301)
Accounts payable	64	8,409
Accrued and other expenses	6,793	3,775
Deferred related party convertible notes payable interest	186	258
Deferred revenues	272	489
Deferred rent	(64)	(14)
Net cash (used in) provided by operating activities	(34,703)	4,674
Cash flows from investing activities
Purchase of property and equipment	(883)	(884)
Purchase of intangible assets	(87)	(56)
Internally developed software	(590)	-
Net cash used in investing activities	(1,560)	(940)
Cash flows from financing activities
Proceeds from line of credit	8,182	10,533
Payments on line of credit	(6,757)	(11,266)
Proceeds from issuance of long-term debt	5,000	1,000
Proceeds from financed insurance premium	5,526	637
Payments on financed insurance premium	(1,910)	(191)
Payments for extinguishment of debt	(9)	-
Payments for cash payout of stock options as a result of the Merger	(9,890)	-
Proceeds from Paycheck Protection Program loan	-	2,075
Proceeds from exercise of common stock options	345	87
Proceeds from reverse recapitalization and PIPE financing, net of $11,836 and $0, respectively, of transaction costs	133,663	-
Net cash provided by financing activities	134,150	2,875
Net change in cash and cash equivalents	97,887	6,609
Cash and cash equivalents at beginning of period	17,009	11,736
Cash and cash equivalents at end of period	$114,896	$18,345
Supplemental disclosure of cash flow information:
Cash paid for interest	$538	$337
Supplemental disclosure of non-cash financing activities:
Conversion of redeemable convertible preferred stock to common stock	$47,188	$-
Conversion of related party convertible notes to common stock	$33,183	$-
Common stock warrants received as part of the Merger	$22,806	$-
Issuance of common stock warrants in connection with debt amendment and new debt issuance	$-	$226
Unpaid purchases of property and equipment	$-	$36
Unpaid purchases of intangibles	$38	$13

See accompanying notes to these unaudited condensed consolidated financial statements.

Owlet, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

(unaudited)

1. Description of Organization and Summary of Significant Accounting Policies

Organization

Owlet Baby Care Inc. was incorporated on February 24, 2014 as a Delaware corporation. On February 15, 2021, Owlet Baby Care Inc. ("Old Owlet") entered into a Business Combination Agreement with Sandbridge Acquisition Corporation ("SBG") and Project Olympus Merger Sub, Inc. (“Merger Sub”), whereby on July 15, 2021 Merger Sub merged with and into Old Owlet, with Old Owlet surviving as a wholly owned subsidiary of SBG (the "Merger"). Following the Merger, SBG was renamed Owlet, Inc. ("Owlet", "OWLT", or the "Company"). See Note 2 for further details of the Merger.

The Company’s ecosystem of digital parenting solutions is helping to transform modern parenting by providing parents data to track the sleep patterns of their children. Its solutions are designed to provide insights aimed at improving children’s sleep and parents’ confidence and comfort.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiary have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. All intercompany transactions and balances have been eliminated in consolidation. All dollar amounts, except per share amounts, in the notes are presented in thousands, unless otherwise specified. The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the registration statement on Amended Form S-4, Proxy Statement and Prospectus, dated June 15, 2021. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending December 31, 2021, or any other period.

Liquidity

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit as of September 30, 2021 of $119,366 and expects to incur additional losses from operations in the future. On July 15, 2021, the Company completed the Merger and received $133,663 in combined net proceeds from the Merger and the PIPE investment (see Note 2 for further information). Therefore, as of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Key management estimates include those related to revenue recognition (including sales incentives, product returns and implied post contract support and service), allowances for doubtful accounts, write-downs for obsolete or slow-moving inventory, useful lives for property and equipment, impairment assessments for long-lived tangible and intangible assets, warranty obligations, valuation allowances for net deferred income tax assets, and valuation of warrants and stock-based compensation.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, $0.0001 par value per share ("Common Stock"), among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-operating gain or loss on the condensed consolidated statements of operations and comprehensive loss. The fair value of the warrants is estimated using quoted prices in an active market (see Fair Value Measurements).

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company utilizes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows:

•
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities,

•
Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument,

•
Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

The carrying value of the Company’s accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short period of time to maturity or repayment.

	September 30, 2021
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$114,896	$-	$-	$114,896
Total assets	$114,896	$-	$-	$114,896
Liabilities:
Common Stock warrant liability - Public Warrants	10,810	-	-	10,810
Common Stock warrant liability - Private Warrants	-	6,204	-	6,204
Total liabilities	$10,810	$6,204	$-	$17,014

	December 31, 2020
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$16,954	$-	$-	$16,954
Total assets	$16,954	$-	$-	$16,954
Liabilities:
Preferred stock warrant liability	$-	$-	$2,993	$2,993
Total liabilities	$-	$-	$2,993	$2,993

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Common Stock warrant liability for the Public Warrants (as defined below) as of September 30, 2021 is also included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Private Placement Warrants (as defined below) are included within Level 2 of the fair value hierarchy as the Company determined that the Private Placement Warrants are economically equivalent to the Public Warrants and estimated the fair value of the Private Placement Warrants based on the quoted market price of the Public Warrants.

The Company has previously presented the fair value measurement of the preferred stock warrant liability as of December 31, 2020 as a Level 3 measurement, relying on unobservable inputs reflecting the Company’s own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

The Company re-measured the preferred stock warrant liability to its estimated fair value as of December 31, 2020, using the Black-Scholes option pricing model with the following assumptions:

December 31, 2020
Series A preferred stock value per share	$7.47
Exercise price of warrants	0.76
Term in years	5.75
Risk-free interest rate	2.97%
Volatility	67.00%
Dividend yield	0.00%

Upon settlement of the preferred stock warrants immediately prior to the Merger, the preferred stock warrant liability was determined using the value of the Old Owlet shares received by the warrant holders (see Note 2). The following table presents a reconciliation of the Company’s preferred stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of:

September 30, 2021
Preferred Stock Warrant Liability
Balance as of December 31, 2020	$2,993
Change in fair value included in other income	5,578
Conversion of preferred stock warrants in connection with the reverse recapitalization	(8,571)
Balance as of September 30, 2021	$-

December 31, 2020
Preferred Stock Warrant Liability
Balance as of December 31, 2019	$1,041
Change in fair value upon re-measurement (1)	1,952
Balance as of December 31, 2020	$2,993

(1) The related preferred stock mark to market adjustment recorded in other income (expense) was $1 and $9 for the three and nine months ended September 30, 2020, respectively.

There were no transfers between Level 1 and Level 2 in the period reported. There were no transfers into or out of Level 3 in the period reported.

Segments

The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources, making operating decisions, and evaluating financial performance. Since the Company operates in one operating segment, all required financial segment information can be found in these unaudited condensed consolidated financial statements.

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$28,174	$19,937	$71,876	$51,915
International	3,331	1,232	6,478	2,490
Total revenues	$31,505	$21,169	$78,354	$54,405

Other than the United States, no individual country exceeded 10% of total revenues for the three and nine months ended September 30, 2021 and 2020.

The Company’s long-lived assets are composed of property and equipment, net, and are summarized by geographic area as follows as of (in thousands):

	September 30, 2021	December 31, 2020
United States	$659	$528
Thailand	213	1,104
Mexico	611	-
China	406	86
Total property and equipment, net	$1,889	$1,718

Significant Accounting Policies

Other than policies outlined throughout the notes to the financial statements, there have been no significant changes from the significant accounting policies and estimates disclosed in the Amended Form S-4, Proxy Statement and Prospectus, dated June 15, 2021.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which updated guidance modifying certain fair value measurement disclosures. The guidance contains additional disclosures to enable users of the financial statements to better understand the entity’s assumptions used to develop significant unobservable inputs for Level 3 fair value measurements, but also eliminates the requirement for entities to disclose the amount of and reasons for transfers between Level 1 and Level 2 investments within the fair value hierarchy. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company elected to adopt the new guidance as of January 1, 2020. Adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. The effective date of this update is for fiscal years beginning after December 15, 2020 and interim periods therein. The Company adopted the new guidance as of January 1, 2021. Adoption did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets obtained in exchange for lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The effective date of this update is for fiscal years beginning after December 15, 2021 and interim periods therein. The Company is currently assessing the impact of adopting this standard on the Company’s condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since released various amendments including ASU No. 2019-04. The guidance modifies the measurement of expected credit losses on certain financial instruments. This guidance will be effective for annual reporting periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the impact of the guidance on its condensed consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as the elimination of exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments, and tax basis step-up in goodwill obtained in a transaction that is not a business combination. The guidance will be effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements and disclosures and does not anticipate adoption to have a material impact on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform—Scope, which clarified the scope and application of the original guidance. The Company will adopt these standards when LIBOR is discontinued and does not expect them to have a significant impact on its condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by removing major separation models required under current guidance. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim periods. Early adoption is permitted. The Company is currently assessing the impact of adoption of this standard on the Company’s condensed consolidated financial statements and related disclosures.

2. Merger

On July 15, 2021, the Company consummated the Merger (the "Closing"). In connection with the Closing, SBG changed its name from Sandbridge Acquisition Corporation to Owlet, Inc ("Owlet").

Prior to the Merger, Old Owlet and SBG filed separate standalone federal, state and local income tax returns. As a result of the Merger, structured as a reverse acquisition for tax purposes, SBG was renamed Owlet, Inc., and became the parent of the consolidated filing group, with Old Owlet as a subsidiary.

Immediately prior to the Closing:

•
All 30,104,000 outstanding shares of Old Owlet redeemable convertible preferred stock were converted into an equivalent number of shares of Old Owlet common stock on a one-to-one basis.
•
The $7,122 of principal and accrued interest related to the Old Owlet related party convertible notes payable were converted into shares of Old Owlet preferred stock at a conversion price of $3.1546 per share resulting in the recognition of interest expense from the contingent beneficial conversion feature. The preferred stock was immediately converted into an equivalent number of shares of Old Owlet common stock on a one-to-one basis. The remaining $2 of related party convertible notes was redeemed for cash.
•
All 429,314 Old Owlet common stock warrants were exercised on a cashless basis and settled in Old Owlet common stock on a net basis.
•
All 433,356 Old Owlet Series A preferred stock warrants were exercised for $0 consideration and settled in an equivalent number of shares of Old Owlet preferred stock. The preferred stock was immediately converted into an equivalent number of shares of Old Owlet common stock on a one-to-one basis.

Pursuant to the Business Combination Agreement, at the Closing:

•
Each share of Old Owlet’s common stock outstanding prior to the Merger, including shares of Old Owlet common stock issued pursuant to the conversion of the Old Owlet preferred stock, convertible notes and warrants, was converted into the right to receive approximately 2.053 shares of Owlet's common stock. Accordingly, Old Owlet common stock exchanged into 90,824,573 shares of Owlet common stock.
•
Certain option holders elected to cash out an aggregate of 496,717 vested options to purchase shares of Old Owlet common stock at a value of approximately $20.53 per share for an aggregate value of $9,890, net of exercise price. All remaining outstanding Old Owlet Options were converted into options exercisable for shares of Owlet common stock with the same terms except for the number of shares exercisable and the exercise price, each of which were adjusted using the exchange ratio of approximately 2.053.
•
Holders of 19,758,773 shares of Sandbridge Class A common stock exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from SBG’s initial public offering, calculated as of two business days prior to the consummation of the Merger, which was $10.00 per share, or $197,588 in the aggregate. All remaining 3,241,227 shares of Sandbridge Class A common stock converted into 3,241,227 shares of Owlet common stock.

•
All shares of SBG's Class B common stock which were held by Sandbridge Acquisition Holdings LLC, the independent directors, and an advisor of Sandbridge (“Founder Shares”) automatically converted to 5,750,000 shares of Owlet common stock, of which 2,807,500 shares are subject to vesting and forfeiture (the “earnout shares") (see Note 10).
•
Pursuant to subscription agreements entered into in connection with the Merger (collectively, the “Subscription Agreements”), certain investors purchased an aggregate of 12,968,000 newly-issued shares of Owlet common stock at a purchase price of $10.00 per share for an aggregate purchase price of $129,680 (the "PIPE Investment" or “PIPE”).

The following summarizes the shares of Common Stock issued and outstanding immediately after the Merger:

Owlet equityholders (1)	90,824,573	81%
SBG public stockholders	3,241,227	3%
Founder Shares (2)	5,750,000	5%
PIPE investors	12,968,000	11%
Owlet common stock immediately after Merger (3)	112,783,800	100%

(1)
Excludes 3,150,463 shares of Common Stock underlying outstanding Owlet option awards.
(2)
Includes 2,807,500 Earnout Shares which were outstanding but remained subject to price-based performance vesting terms as described in Note 10.
(3)
The SBG public stockholders, Founder Shares and Pipe investors are presented combined in the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) on the line item Reverse recapitalization transaction, net of fees. Owlet equityholders shares can be found on the same statement and comprise June 30, 2021 ending balance of Common stock, Conversion of redeemable convertible preferred stock into common stock, Conversion of convertible promissory note to common stock, Conversion of preferred stock warrants and common stock warrants to common stock, and 61,468 shares issued upon exercise of stock options prior to the Merger.

The Merger is accounted for as a reverse recapitalization in accordance with U.S. GAAP. This determination is primarily based on Old Owlet stockholders comprising a relative majority of the voting power of Owlet and having the ability to nominate the member of the board, Old Owlet operations prior to the Merger comprising only the ongoing operations of Owlet, and Old Owlet senior management comprising a majority of the senior management of Owlet. Under this method of accounting, SBG was treated as the “acquired” company for financial reporting purposes (See Note 1 - Description of the Organization). Accordingly, for accounting purposes, the financial statements of Owlet represent a continuation of the financial statements of Old Owlet with the Merger being treated as the equivalent of Owlet issuing stock for the net assets of SBG, accompanied by a recapitalization. The net assets of SBG are stated at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Owlet. All periods prior to the Merger have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization.

In connection with the Merger, the Company raised $145,499 of gross proceeds including the contribution of $213,407 of cash held in SBG’s trust account from its initial public offering, net of redemptions of SBG public stockholders of $197,588, and $129,680 of cash received in connection with the PIPE financing. The amount recorded to additional paid-in-capital was $101,033, comprised of $133,663 net proceeds less $22,806 recognized for the warrant liabilities, $9,890 cash payout of options, plus $66 of assumed current assets and liabilities. The Company incurred $17,206 of transaction costs, consisting of banking, legal, and other professional fees, of which $11,836 was recorded as a reduction of proceeds to additional paid-in capital. The remaining $5,370 was expensed as general and administrative expense, of which $1,279 and $5,306 was recognized in the condensed consolidated statements of operations during the three and nine months ended September 30, 2021.

3. Certain Balance Sheet Accounts

Inventory

Inventory consisted of the following as of:

	September 30, 2021	December 31, 2020
Finished goods	$9,219	$7,331
Raw materials	1,006	581
Total inventory	$10,225	$7,912

Capitalized Transaction Costs

Capitalized transaction costs consisted of the following as of:

	September 30, 2021	December 31, 2020
Capitalized transaction costs	$—	$522

Prior to the reverse recapitalization, the Company capitalized transaction costs for accounting and legal services related to the Merger. As part of the reverse recapitalization those costs, including deferred underwriting fees, were reclassified to additional paid-in capital in equity upon closing the Merger. Total costs capitalized by Old Owlet and the surviving Owlet totaled $11,836.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	September 30, 2021	December 31, 2020
Prepaid insurance	$4,531	$499
Prepaid expenses	872	163
Prepaid hosting	527	369
Point of purchase ("POP") displays	488	376
Prepaid inventory	387	-
Right of return asset	282	146
Other current assets	1	93
Total prepaid expenses and other current assets	$7,088	$1,646

Property and Equipment, net

Property and equipment consisted of the following as of:

	September 30, 2021	December 31, 2020
Tooling and manufacturing equipment	$2,220	$1,731
Furniture and fixtures	569	569
Computer equipment	471	214
Software	213	213
Leasehold improvements	26	9
Total property and equipment	3,499	2,736
Less accumulated depreciation and amortization	(1,610)	(1,018)
Property and equipment, net	$1,889	$1,718

Depreciation and amortization expense on property and equipment was $253 and $230 for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, the Company allocated $160 and $152, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment and software to cost of revenues.

Depreciation and amortization expense on property and equipment was $691 and $547 for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company allocated $457 and $308, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment and software to cost of revenues.

Intangible Assets

Intangible assets consisted of the following as of:

	September 30, 2021
	Gross	Accumulated Amortization	Net
Patents and trademarks	$602	$(151)	$451
Film production costs	277	(140)	137
Total intangible assets	$879	$(291)	$588

	December 31, 2020
	Gross	Accumulated Amortization	Net
Patents and trademarks	$511	$(119)	$392
Film production costs	278	(65)	213
Total intangible assets	$789	$(184)	$605

Amortization expense resulting from intangible assets was $37 and $29 for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, the Company allocated $26 and $18, respectively, of amortization expense related to film production costs to cost of revenues.

Amortization expense resulting from intangible assets was $108 and $74 for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company allocated $76 and $41, respectively, of amortization expense related to film production costs to cost of revenues.

The future aggregate amounts of amortization expense to be recognized related to finite-lived intangible assets as of September 30, 2021 is as follows for the:

Years Ending December 31:	Amount
Remainder of 2021	$38
2022	152
2023	46
2024	44
2025	44
Thereafter	103
$427

As of September 30, 2021, the Company has capitalized $161 of legal costs associated with pending patents and trademarks which are not currently being amortized.

Internally Developed Software

Internally developed software was the following as of:

	September 30, 2021	December 31, 2020
Internally developed software	$617	$-

As of September 30, 2021, the Company's internally developed software is still in development and not ready for general release. As such, the Company has not recognized any amortization for the three and nine months ended September 30, 2021.

Accrued and Other Expenses

Accrued and other expenses consisted of the following as of:

	September 30, 2021	December 31, 2020
Accrued and other expenses:
Accrued sales returns	$4,022	$2,844
Discounts and allowances	4,009	1,747
Payroll liabilities	2,689	1,768
Sales tax payable	1,625	1,886
Accrued warranty	1,190	924
Other accrued expenses	3,896	1,423
Total accrued expenses	$17,431	$10,592

Changes in accrued warranty were as follows:

	For the Three Months Ended September 30,
	2021	2020
Accrued warranty, beginning of period	$992	$892
Provision for warranties issued during the period	485	334
Settlements of warranty claims during the period	(287)	(300)
Accrued warranty, end of period	$1,190	$926

	For the Nine Months Ended September 30,
	2021	2020
Accrued warranty, beginning of period	$924	$378
Provision for warranties issued during the period	708	1,427
Settlements of warranty claims during the period	(442)	(879)
Accrued warranty, end of period	$1,190	$926

4. Deferred Revenues

Deferred revenues relate to performance obligations for which payments are received from customers prior to the satisfaction of the Company’s obligations to its customers. Deferred revenues primarily consist of amounts allocated to the mobile application, unspecified upgrade rights, and content, and are recognized over the service period of the performance obligations, which range from 5 to 27 months.

Changes in the total deferred revenues balance were as follows:

	For the Three Months Ended September 30,
	2021	2020
Beginning balance	$1,831	$1,151
Deferral of revenues	1,410	772
Recognition of deferred revenues	(1,167)	(589)
Ending balance	$2,074	$1,334

	For the Nine Months Ended September 30,
	2021	2020
Beginning balance	$1,802	$853
Deferral of revenues	3,428	1,938
Recognition of deferred revenues	(3,156)	(1,457)
Ending balance	$2,074	$1,334

The Company recognized $848 and $426 of revenue during the three months ended September 30, 2021 and 2020, respectively, that was included in the deferred revenue balance at the beginning of the respective period. The Company recognized $1,502 and $585 of revenue during the nine months ended September 30, 2021 and 2020, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

5. Debt

The following is a summary of the Company’s long-term indebtedness as of:

	September 30, 2021	December 31, 2020
Term note payable to SVB, maturing on April 1, 2024	$15,000	$10,000
Financed insurance premium	3,935	320
Small Business Administration Paycheck Protection Program note payable, maturing on April 22, 2022	-	2,075
Total debt	18,935	12,395
Less current portion	(9,435)	(2,024)
Less debt discount	-	(187)
Less debt issuance costs	(8)	(4)
Total long-term debt, net	$9,492	$10,180

Term Note

On April 22, 2020, the Company amended its term note (the "Term Note") with Silicon Valley Bank (“SVB”), which allowed the Company to borrow an additional $1,000 at closing, extended the interest-only period through April 30, 2021, and modified the interest rate to be the greater of the bank’s prime rate plus 4.50%, or 7.50%. As a result of this amendment, the Company recorded a loss on extinguishment of debt of $0 and $172 in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020, respectively. The amendment also included a provision to further extend the interest-only period through October 31, 2021 and allow the Company to borrow an additional $2,000 if it achieved a specified gross profit milestone for the year ended December 31, 2020. On September 22, 2020, the Company further amended the Term Note to change the repayment term from 36 consecutive equal monthly payments of principal to 30 consecutive equal monthly payments of principal beginning on November 1, 2021 and modified the interest rate to the greater of the bank’s prime rate plus 3.50%, or 6.50%. The Company achieved its gross profit milestone and borrowed $2,000 in December 2020. The Term Note matures on April 1, 2024 and is cross defaulted with the financial covenants in the original loan and security agreement ("Original LSA") and the related amended and restated loan and security agreement ("the A&R LSA"). On May 25, 2021, the Company further amended the A&R LSA to, among other things, borrow an additional $5,000 under the Term Note. As a result of this amendment, the Company recorded a loss on extinguishment of debt of $182 in the unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021. On November 15, 2021, the Company further amended the A&R

LSA to change the deadline of the requirement to agree to terms with SVB on a 2021 EBITDA covenant from November 15, 2021 to December 15, 2021. The Term Note had an aggregate principal balance of $15,000 and $10,000 as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, the Company was in compliance with all applicable debt covenants.

The Company believes that the fair value of the Term Note approximates the recorded amount as of September 30, 2021, as the interest rates on the long-term debt are variable and the rates are based on market interest rates (bank's prime rate) after consideration of default and credit risk (using Level 2 inputs).

Future Aggregate Maturities

As of September 30, 2021, future aggregate maturities of Term Notes and Financed Insurance Premium payables were as follows:

Years Ending December 31,	Amount
Remainder of 2021	$2,401
2022	8,534
2023	6,000
2024	2,000
Total	$18,935

Financed Insurance Premium

In September 2020, the Company entered into a short-term commercial premium finance agreement with AFCO credit corporation for various corporate liability insurance policies totaling $637 to be paid in ten equal monthly payments. The financed insurance premium accrued interest at a rate of 4.09%. As of December 31, 2020, the remaining principal balance on the financed insurance premium was $320.

During the three months ended September 30, 2021, the Company renewed its corporate liability policies and entered into several new short-term commercial premium finance agreements with AFCO credit corporation totaling $4,699 to be paid in ten equal monthly payments, all of which accrue interest at a rate of 3.59%. As of September 30, 2021, the remaining principal balance on the financed insurance premium was $3,935.

Paycheck Protection Program Loan

In April 2020, the Company received proceeds from the Small Business Administration Paycheck Protection Program (‘‘PPP’’) in the amount of $2,075, with SVB as lender for the loan (the ‘‘PPP Loan’’), under the Federal Coronavirus Aid, Relief, and Economic Security Act (the ‘‘CARES Act’’).

Under the terms of the PPP Loan, interest accrued on the outstanding principal at a rate of 1.0% per annum. The term of the PPP Loan was two years, unless payment was required in connection with an event of default under the PPP Loan.

On June 15, 2021, the Company received forgiveness for the PPP Loan for the full amount of $2,075 of principal and $24 in interest. As a result of the PPP Loan being forgiven, the Company recognized a $2,098 gain on the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021.

Line of Credit

As of September 30, 2021, the Company's line of credit (the "SVB Revolver") had a borrowing capacity of $17,500 and a maturity date of April 22, 2024. As of September 30, 2021, the SVB Revolver bore interest at an annual rate equal to (i) the greater of the bank’s prime rate plus 0.75% or 5.50% when the streamline period is in effect and (ii) the greater of the bank’s prime rate plus 1.25% or 6.00% at all other times. Each streamline period commences the first day of the month following a written report of the Company’s liquidity and ends the first day after the Company fails to maintain a required cash and cash availability streamline threshold, provided no event of default has occurred and is continuing. If an event of default has occurred and is continuing, SVB may maintain the Company’s streamline status at its discretion. The required cash and cash availability streamline threshold was $8,000 as of September 30, 2021 and $7,000 as of December 31, 2020, and the Company was within a streamline period as of both September 30, 2021 and December 31, 2020. Draws against the line of credit were $11,125 and $9,700 as of September 30, 2021 and December 31, 2020, respectively. The Company was not in compliance with its financial covenant as of December 31, 2020. On March 10, 2021, the Company amended the A&R LSA to waive the existing default and waive any rights and remedies against the Company with respect to the existing default for the 12 months ended December 31, 2020. The amendment also set forth three new financial covenants, including a requirement to maintain cash and cash availability of at least $6,000 as of the last day of each month beginning on March 31, 2021, a requirement to complete a qualifying liquidity event with aggregate new net proceeds of at least $50,000 in cash on or before May 31, 2021 ("Liquidity Event"), and a requirement to agree to terms with SVB on a 2021 EBITDA covenant no later than July 15, 2021. On May 14, 2021 the Company further amended the A&R LSA to, among other things, reduce the minimum cash and cash availability threshold to $5,000 and change the timing of the required Liquidity Event from May 31, 2021 to July 31, 2021. On May 25, 2021, the Company further amended the A&R LSA to, among other things, increase the SVB Revolver borrowing capacity from $12,500 to $17,500, extend the SVB Revolver maturity date from April 22, 2022 to April 22, 2024, and increase the required cash and cash availability streamline threshold from $7,000 to $8,000, and change the deadline of the requirement to agree to terms with SVB on a 2021 EBITDA covenant from July 15, 2021 to August 15, 2021. On August 12, 2021, the Company further amended the A&R LSA to change the deadline of the requirement to agree to terms with SVB on a 2021 EBITDA covenant from August 15, 2021 to September 30, 2021. On September 20, 2021, the Company further amended the A&R LSA of the requirement to agree to terms with SVB on a 2021 EBITDA covenant from September 30, 2021 to November 15, 2021. On November 15, 2021, the Company further amended the A&R LSA to postpone the requirement of an annual inventory appraisal for the calendar year 2021 through January 31, 2022. Additionally, the amendment changes the deadline of the requirement to agree to terms with SVB on a 2021 EBITDA covenant from November 15, 2021 to December 15, 2021. Additionally, the Company completed a Liquidity Event on July 15, 2021 upon the consummation of the Merger. As of September 30, 2021, the Company was in compliance with all applicable debt covenants.

6. Related Party Transactions

Convertible Promissory Notes

As of December 31, 2020 the Company had $6,500 in related party convertible promissory notes outstanding, which were issued during the year ended December 31, 2019. The convertible promissory notes bore interest at 5.00% per annum and all outstanding principal and accrued interest was due on the earlier of the two-year anniversary of the initial closing date (August 9, 2021) or upon the closing of a change of control, as defined in the convertible note agreements. As of July 15, 2021 (immediately prior to the change in control event) and December 31, 2020, the accrued interest on the convertible promissory notes was $621 and $447, respectively, and the unamortized debt issuance costs were $3 and $13, respectively.

Per the convertible note agreements, the convertible promissory notes could not be prepaid without the consent of the majority holders and would automatically convert to shares of our convertible preferred stock at 80% of the convertible preferred stock price per share upon a qualified preferred stock equity financing round of at least $15,000, excluding the conversion value of the notes. The convertible promissory notes were amended in February 2021 to allow the notes to either: (i) automatically convert into shares of our convertible preferred stock immediately prior to the consummation of the Merger at a conversion price equal to the price per share applicable to the Company's most recent equity financing at the conversion date (which was $3.1546 as of the Closing) and, in turn, convert into shares of the Company's common stock as part of the Merger or (ii) at a holder’s election, trigger the repayment in cash of the outstanding principal and accrued interest at the consummation of the Merger. The February 2021 amendment created a contingent beneficial conversion feature because on the date of the amendment the estimated fair value of the underlying stock to which the note is convertible is in excess of the outstanding interest and principal of the note.

On July 15, 2021, the Company completed the Merger. Immediately prior to the consummation of the Merger, all but one of the convertible notes were converted into shares of the Company's Common Stock. The unconverted note had a balance of $2 and was paid in full. The conversion triggered the recognition of the contingent beneficial conversion feature and the amount by which the estimated fair value of the underlying stock to which the note was convertible at the date of the amendment exceeded the outstanding interest and principal of the note at the date of the amendment was charged to interest expense. The recognized interest expense from the contingent beneficial conversion feature was $26,061 for the three and nine months ended September 30, 2021.

7. Commitments and Contingencies

Underwriting Agreements

Certain of the underwriters of the Merger, as described in Note 1, were entitled to deferred fees of $7,150 as of June 30, 2021. Subject to the terms of the underwriting agreements, the deferred fees were contingent upon the Company completing the Merger, which closed on July 15, 2021. As such, the deferred underwriting commissions of $7,150 were paid to the underwriters upon the closing of the Merger.

Purchase Obligations

The Company entered into a services and license agreement for cloud platform services in June 2021. The Company has a purchase obligation of $5,000 to be paid over a 36-month period beginning in June 2021.

The Company entered into a purchase agreement in August 2021 for components to be used in the manufacturing of a future product. The Company has a purchase obligation of $1,600 to be paid over a 12-month period beginning in August 2021.

Litigation

The Company is involved in legal proceedings from time to time arising in the normal course of business. Management, after consultation with legal counsel, believes that the outcome of these proceedings will not have a material impact on the Company’s financial position, results of operations, or liquidity.

Operating Leases

The Company leases office space and certain equipment under non-cancelable operating leases. As of September 30, 2021, future minimum lease payments under non-cancelable operating leases with terms of one year or more are as follows:

Years Ending December 31:	Amount
Remainder of 2021	$349
2022	1,541
2023	1,587
2024	953
Total	$4,430

Rental expense under operating leases was approximately $371 and $1,111 for the three and nine months ended September 30, 2021, respectively, and $381 and $828 for the three and nine months ended September 30, 2020, respectively, and included in General and administrative in the Condensed Statements of Operations and Comprehensive Loss.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company intends to enter into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is immaterial.

8. Redeemable Convertible Preferred Stock

On July 15, 2021, upon the closing of the Merger (Note 2), all of the outstanding redeemable convertible preferred stock was converted to the Company’s common stock pursuant to the conversion rate of approximately 2.053 effective immediately prior to the Merger and the remaining amount was reclassified to additional paid-in capital. As of September 30, 2021, the Company does not have any redeemable convertible preferred stock outstanding.

As of December 31, 2020, the Company was authorized to issue 30,537,358 shares and had 61,809,312 issued and outstanding shares of redeemable convertible preferred stock issued in various individual series. Share information, liquidation preference, and conversion rates by each series of convertible preferred stock class as of December 31, 2020 were as follows (in thousands, except share and per share amounts):

	Issue Price	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference
Series A	$0.3709	13,173,360	26,157,622	$9,702
Series A-1	0.7039	9,856,925	20,238,201	14,245
Series B	1.5366	6,022,956	12,366,306	19,000
Series B-1	1.2293	1,484,117	3,047,183	3,745
		30,537,358	61,809,312	$46,692

Upon the consummation of the Merger, all of these shares were converted into common stock. See Note 2 for further information.

9. Stock Options

Stock Options

The Company’s 2014 equity incentive plan, adopted by the Board of Directors on June 30, 2014 (the “Plan”), provides for the grants of equity awards, including incentive stock options, non-statutory stock options, and restricted stock unit awards. On July 15, 2021, upon the closing of the Merger (Note 2), the number of equity awards issued and available for grant were converted pursuant to the conversion ratio of approximately 2.053. As of September 30, 2021 there were 3,150,463 shares available for grant under the Plan.

The following table sets forth the outstanding common stock options and related activity for the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Terms (years)	Aggregate Intrinsic Values
Balance as of December 31, 2020	10,215,834	$0.45	7.29	$99,296
Granted	1,736,755	7.13
Exercised	(526,819)	0.66		1,537
Canceled	(1,735,341)	0.66
Expired	(7,560)	0.12
Balance as of September 30, 2021	9,682,869	$1.60	6.94	$41,252
Options vested and exercisable as of September 30, 2021	6,325,893	$0.56	5.97	$32,158

Stock-based compensation was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$347	$50	$1,095	$150
Sales and marketing	127	112	489	312
Research and development	223	86	726	240
Total stock-based compensation	$697	$248	$2,310	$702

As of September 30, 2021, the Company had $7,105 of unrecognized stock-based compensation costs related to non-vested awards that will be recognized over a weighted-average period of 2.91 years.

10. Common Stock Warrants and Earnout Shares

Common Stock Warrants

Pursuant to the SBG initial public offering, SBG sold 23,000,000 units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 units, at a purchase price of $10.00 per unit. Each unit consisted of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. Following the closing of the Initial Public Offering on September 17, 2020, the Company completed the sale of 6,600,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Sandbridge Acquisition Holdings LLC (the "Sponsor"), generating gross proceeds of $6,600,000. Together, the Public Warrants and Private Placement Warrants are referred to as the "Common Stock Warrants."

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants became exercisable 12 months from the closing of the Initial Public Offering. The Public and Private Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation. As a result of the Merger, both the 11,500,000 Public Warrants and 6,600,000 Private Placement Warrants are redeemable for shares of Common Stock subject to the below.

The Company will not be obligated to deliver any shares of Common Stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Common Stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration.

The Company has agreed to maintain a current prospectus relating to those shares of Common Stock until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if shares of the Common Stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Public Warrants

Redemption of warrants when the price per share of Common Stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon a minimum of 30 days' prior written notice of redemption to each warrant holder; and
•
if, and only if, the last reported last sale price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The last of the redemption criterion discussed above was established to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the shares of Common Stock may fall below the $18.00 redemption trigger price (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.

Redemption of warrants when the price per share of Common Stock equals or exceeds $10.00. Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•
in whole and not in part;
•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” of our shares of Common Stock, except as otherwise described below;
•
if, and only if, the closing price of the shares of Common Stock equals or exceeds $10.00 per public share (as adjusted for share subdivisions, share dividends, reorganizations, reclassifications, recapitalizations and the like) on the trading day before we send the notice of redemption to the warrant holders; and
•
if the closing price of the shares of Common Stock equals or exceeds $18.00 per public share (as adjusted for share subdivisions, share dividends, reorganizations, reclassifications, recapitalizations and the like) on the trading day before we send the notice of redemption to the warrant holders and if, and only if, the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above; and
•
if, and only if, there is an effective registration statement covering the issuance of Common Stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.

Private Placement Warrants

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Common Stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or saleable until 30 days after the completion of the Merger. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Private Placement Warrants and the Public Warrants and concluded that they do not meet the criteria to be classified within stockholders' equity. The Private Placement Warrants and the Public Warrants both contain settlement provisions that preclude them from meeting the derivative exception of being indexed to the Company's stock. As such, the Company has recorded these warrants as liabilities on the consolidated balance sheet at fair value (Note 1), with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date.

Earnout Shares

Following the Merger, 2,807,500 shares of common stock held by certain former equity holders of SGB are subject to vesting and forfeiture conditions (the "Earnout Shares"). Of the 2,807,500 earnout shares 1,403,750 shares will vest at such time as a $12.50 stock price level is achieved and 1,403,750 will vest at such time as a $15.00 stock price level is achieved, in each case, on or before the fifth anniversary of the Closing of the Merger. The ‘‘stock price level’’ will be considered achieved only (a) when the closing price of a share of Owlet common stock on the NYSE is greater than or equal to the applicable price for any 20 trading days within a 30 trading day period or (b) the price per share of Owlet common stock paid in certain change of control transactions following the Closing is greater than or equal to the applicable price. Earnout shares subject to vesting pursuant to the above terms that do not vest in accordance with such terms shall be forfeited and cancelled for no consideration. The earnout shares are not redeemable. As the vesting event has not yet been achieved, these shares of Owlet common stock, which are issued and outstanding, are treated as contingently recallable and have been excluded from the denominator for the purposes of calculating basic and diluted net loss per share (see Note 12).

The Company evaluated the earnout shares and concluded that they meet all conditions for equity classification. Because the settlement provisions in the agreement governing the earnout shares either include a fixed exercise price or involve the fair value of the entity's stock, the earnout shares are considered indexed to the Company's common stock. Because the Merger is accounted for as a reverse recapitalization, the issuance of the earnout shares has been treated as a deemed dividend, and since Owlet does not have retained earnings, the issuance is recorded within additional-paid-in-capital (“APIC”) and has a net nil impact on APIC.

11. Income Taxes

In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. To the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year, the Company determines the quarterly provision for income taxes based on actual year-to-date income. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Income tax expense for the three and nine months ended September 30, 2021 was $15 and $22, or approximately 0.04% of pre-tax income, and $0 for the three and nine months ended September 30, 2020.

Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred tax assets, and evaluating the Company’s uncertain tax positions. In evaluating the ability to realize its deferred tax assets, in full or in part, the Company considers all available positive and negative evidence, including past operating results, forecasted future earnings, and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, the Company maintains a valuation allowance against the net U.S. deferred tax assets.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The Company’s federal and state tax returns are not currently under examination.

12. Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(34,456)	$(1,501)	$(47,647)	$(4,723)
Denominator:
Weighted-average common shares used in computed net loss per share attributable to common stockholders basic and diluted	96,681,887	22,016,451	47,421,668	21,925,268
Net loss per share attributable to common stockholders basic and diluted	$(0.36)	$(0.07)	$(1.00)	$(0.22)

The following table presents outstanding potentially dilutive common stock equivalents that have been excluded from the computation of diluted net loss per share attributable to common stockholders due to their anti-dilutive effect as of:

	September 30, 2021	September 30, 2020
Old Owlet convertible notes	-	4,467,971
Old Owlet preferred stock	-	61,809,312
Old Owlet common stock warrants	-	942,623
Old Owlet preferred stock warrants	-	889,765
Common stock warrants	18,100,000	-
Total	18,100,000	68,109,671

In addition to the above securities, the Company's outstanding stock options shown in Note 9 of the unaudited condensed consolidated financials were excluded from the computation of diluted net loss per share attributable to common stockholders due to their anti-dilutive effect for the three and nine months ended September 30, 2021 and 2020.

The Company’s 2,807,500 unvested earnout shares were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of the end of the reporting period (see Note 10).

13. Subsequent Events

Subsequent events requiring additional disclosure in the unaudited condensed consolidated financial statements are disclosed below and throughout the Notes to the unaudited condensed consolidated financial statements.

Food and Drug Administration Letter

On October 1, 2021, the Company received a Warning Letter, dated October 1, 2021 (the “Warning Letter”), from the United States Food and Drug Administration (“FDA”) regarding the Owlet Smart Sock. The Warning Letter asserts that the Company’s marketing of its Owlet Smart Sock product (the “Smart Sock”) in the United States renders the Owlet Smart Sock a medical device requiring premarket clearance or approval from the FDA, and that the Company has not obtained such clearance or approval in violation of the Federal, Food, Drug, and Cosmetic Act. The Warning Letter is focused solely on the regulatory classification of the product in the United States as a result of the heart rate and oxygen notifications and related claims. Pursuant to the Warning Letter and in response to the request by the FDA to cease distribution of the Owlet Smart Sock in the U.S., the Company suspended distribution of the Owlet Smart Sock in the United States as of October, 2021. The suspension is specific to shipments by the Company to customers and retailers in the United States. Operations in other countries remain unaffected. In response to the Warning Letter, several national retailers have suspended U.S. sales of the Owlet Smart Sock and Owlet Duo.

The Company also announced that it is developing a new sleep monitoring sock ("Owlet Dream Sock") that it plans to sell as a consumer wellness product, which the Company believes does not present the same concerns that FDA has raised regarding the Owlet Smart Sock, based on differences in the functionality of and marketing claims for the new product. The Company also plans to submit an application to FDA seeking marketing authorization for the features of the Owlet Smart Sock that FDA believes make the product a medical device. We are in active discussions with our ecosystem partners regarding sale of the Owlet Dream Sock during pendency of ongoing communications with the FDA.

The Company cannot give any assurances that FDA will accept the Company’s application seeking marketing authorization for the Owlet Smart Sock as a medical device or that, even if such application is accepted for review, that FDA will grant marketing authorization for the Owlet Smart Sock. The Company also cannot give any assurances that FDA will not raise similar concerns regarding the regulatory status of the new planned consumer wellness product. The Company also cannot give any assurances as to the timing of the resolution of such matters.

In response to the October 1, 2021 Warning Letter, the Owlet Care App will no longer be available for download in Apple's App Store to new users in the United States and internationally as of November 17, 2021. Removal of the Owlet Care App from the App Store will not prevent customers who currently use the Owlet Care App from continuing to use it at this time. However, it will prevent new users from downloading the Owlet Care App.

Due to the ongoing nature and circumstances surrounding the FDA Warning Letter, the Company is unable to estimate any potential impact on future periods. The impacts, if any, could be material to the condensed consolidated financial statements of future periods.

Item 2. Management’s Discussion and Analysis of Financial Results and Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this "Report"). This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statement's regarding our plans, objectives, expectations and intentions. Our results may differ materially from those currently described in the sections entitled "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements disclosed in this Report. Throughout this Item 2, unless otherwise noted, "we", "us", "our" and the "Company" refer to Owlet Baby Care Inc. and its consolidated subsidiaries before the Merger transaction with Sandbridge Acquisition Corporation and to Owlet, Inc. and its consolidated subsidiaries after the Merger transactions with Sandbridge Acquisition Corporation.

Overview

Our mission is to empower parents with the right information at the right time, to give them more peace of mind and help them find more joy in the journey of parenting. Our digital parenting platform aims to give parents real-time data and insights to help parents feel calmer and more confident. We believe that every parent deserves peace of mind and the opportunity to feel their well-rested best. We also believe that every child deserves to live a long, happy, and healthy life, and we are working to develop products to help facilitate that belief.

Since our inception, we have been engaged in developing and marketing our products and content. We have incurred net operating losses and have generated negative cash flows from operations in every year since our inception. As of September 30, 2021 and December 31, 2020, we had an accumulated deficit of $119.4 million and $71.7 million, respectively. Since our inception, we have funded our operations primarily with proceeds from the issuances of convertible preferred stock, borrowings under our loan facilities, issuances of related party convertible notes, and sales of our products and services.

Merger and Public Company Costs

On July 14, 2021, Sandbridge Acquisition Corporation ("SBG") held the Special Meeting of Stockholders (the "Special Meeting"), at which the SBG stockholders considered and adopted, among other matters, a proposal to approve the Business Combination Agreement and related transactions (the "Merger"). On July 15, 2021, the parties consummated the Merger. In connection with the Closing, SBG changed its name from Sandbridge Acquisition Corporation to Owlet, Inc. ("Owlet"). Following the consummation of the Merger, Owlet became an SEC-registrant and commenced trading on the New York Stock Exchange (‘‘NYSE’’) under the symbols “OWLT” and “OWLT WS”.

As a result of the Merger, each share of our preferred stock and common stock was converted into the right to receive approximately 2.053 shares of Owlet’s common stock, par value $0.0001 per share (“Common Stock”). Additionally, the shares of Sandbridge Class B common stock held by Sandbridge Acquisition Holdings automatically converted to 5,750,000 shares of Common Stock (of which 2,807,500 shares are subject to vesting under certain conditions). An aggregate of $197.6 million was paid from SBG's trust account to holders that properly exercised their right to have initial shares redeemed.

As a result of becoming an NYSE-listed company, we have hired and will continue to need to hire additional staff and implement processes and procedures to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources and fees.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depends on many factors. While we believe that each of these factors present significant opportunities for our business, each factor also poses risks and challenges that we must successfully address in order to sustain our growth and continue to improve our results of operations.

On October 1, 2021, we received a Warning Letter, dated October 1, 2021 (the “Warning Letter”), from the United States Food and Drug Administration (“FDA”) regarding the Owlet Smart Sock. The FDA did not identify any safety issues in its Warning Letter; rather, it focused solely on the regulatory classification of the product in the United States as a result of the heart rate and oxygen notifications and related claims. Pursuant to the Warning Letter and in response to the request by the FDA to cease distribution of the Owlet Smart Sock in the U.S., we suspended distribution of the Owlet Smart Sock in the United States as of October 2021. The suspension is specific to shipments by us to customers and retailers in the United States, and operations in other countries remain unaffected. In response to the Warning Letter, several national retailers have suspended U.S. sales of the Owlet Smart Sock and Owlet Duo. We are in active discussions with our ecosystem partners regarding sale of the Owlet Dream Sock during pendency of ongoing communications with the FDA.

In response to the October 1, 2021 Warning Letter, the Owlet Care App will no longer be available for download in Apple's App Store to new users in the United States and internationally as of November 17, 2021. Removal of the Owlet Care App from the App Store will not prevent customers who currently use the Owlet Care App from continuing to use it at this time. However, it will prevent new users from downloading the Owlet Care App.

Penetration with Existing Products

Our growth will depend, in large part, on our continued ability to attract new customers. While we see ample room for additional market penetration, if we are unable to acquire new customers in a cost-effective and efficient manner, our financial performance may be impacted. We plan to bring existing Owlet products to more families and further improve our market position by growing distribution with existing and new retailers and by leveraging our brand and marketing efforts. However, changes in consumer taste, sentiment for our brand, or the regulatory environment in jurisdictions in which we sell our products could impact our ability to attract new customers.

Expanding the Digital Parenting Ecosystem

Our growth will also be reliant upon our ability to introduce new and innovative products that will drive organic growth. We plan to continue adding connected products and content that drive our mission of empowering parents with the right information at the right time. We expect that the expansion of our connected ecosystem of offerings will allow us to deepen our relationships with existing customers through increased lifetime value and create additional efficiencies for our customer acquisition efforts. We expect that these future offerings, and especially future software solutions, will be an important component of our ability to continue to improve our gross profit as a percentage of revenues in the future. Should we be unable to expand our suite of hardware and software solutions, our financial performance and customer lifetime value may be negatively impacted.

We also announced that we are developing a new sleep monitoring sock, the Owlet Dream Sock, that we plan to sell as a consumer wellness product, which we believe does not present the same concerns that the FDA has raised regarding the Owlet Smart Sock, based on differences in the functionality of and marketing claims for the new product. We also plan to submit an application to the FDA seeking marketing authorization for the features of the Owlet Smart Sock that the FDA believes make the product a medical device.

Medical Devices & Telehealth Opportunities

We are developing two variations of the Owlet Smart Sock, the Owlet BabySat and the Owlet OTC Smart Sock, as medical devices that would require marketing authorization from the FDA before they could be sold in the United States, as well as the Owlet Band, a pregnancy band with certain features that may require marketing authorization from the FDA. If we are able to obtain FDA marketing authorization for our Owlet BabySat, Owlet OTC Smart Sock and Owlet Band products, we believe that these products will allow us to directly engage medical professionals to share infant sleep and health data, and provide an end-to-end digital healthcare solution for our customers. We have made and continue to make substantial investments in clinical research and in seeking FDA marketing authorization to potentially allow for third-party payor coverage and reimbursement and telehealth opportunities. Our potential future medical device offerings are being designed to build credibility and deepen market penetration. Our future telehealth offerings would be designed to make home care easier for parents and physicians alike. While we believe the combination of these two initiatives, if successful, would further strengthen our position in our industry, the success of these initiatives is largely predicated upon receiving FDA marketing authorization.

The Company cannot give any assurances that the FDA will accept the Company’s application seeking marketing authorization for the Owlet Smart Sock as a medical device or that, even if such application is accepted for review, that the FDA will grant marketing authorization for Owlet products. The Company also cannot give any assurances as to the timing of the resolution of such matters.

International Expansion

While the United States is currently our primary market, we plan to leverage our connected ecosystem of offerings to acquire market share globally, with a heightened focus on Europe, Asia, and Latin America. We intend to continue to invest in our supply chain to support our international expansion efforts; however, should we underestimate or overestimate demand in new geographical markets, we may experience inefficiencies in our supply chain or other areas of our business, which could result in financial losses. Additionally, expanded global reach may expose us to additional foreign currency risk, international taxes and tariffs, legal obligations, additional operational costs and other challenges. Other foreign regulatory bodies may impose restrictions in their jurisdictions similar to the FDA.

Impact of COVID-19

There continues to be worldwide impact from the novel coronavirus (“COVID-19”) pandemic. The impact of COVID-19 includes changes in consumer and business behavior, pandemic fears, market downturns, and restrictions on business and individual activities, which have created significant volatility in the global economy that has led to reduced economic activity. The full extent to which the COVID-19 pandemic will directly or indirectly impact our cash flow, business, financial condition, results of operations and prospects will depend on future developments that are uncertain.

As a result of the COVID-19 pandemic, we have safety procedures in place at our headquarters and encourage our employees and contractors to work remotely, where possible, in accordance with local public health recommendations, each of which represented a significant change in how we operate our business. In light of the pandemic, we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interest of our employees.

We have experienced relatively minor impacts on our inventory availability and delivery capacity since the outbreak, neither of which has materially impacted our ability to service our customers. We continue to work with our existing manufacturing, logistics and other supply chain partners to build key processes to ensure that our ability to service our customers is not significantly disrupted. Ongoing actions to bolster key aspects of the supply chain to support our continued growth include geographically diversifying manufacturing operations to ensure adequate manufacturing capacity and to shorten transit times, implementing alternative order fulfillment options to reduce warehousing costs, developing contingency plans for unexpected third-party manufacturing disruptions, and increasing headcount dedicated to managing and optimizing supply chain processes.

Non-GAAP Measures

We prepare and present our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’). However, management uses earnings before interest, tax, depreciation, and amortization (‘‘EBITDA’’) as a key measure to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. Management also uses EBITDA plus stock based compensation, preferred stock mark to market adjustment, loan abandonment costs, and transaction costs ("Adjusted EBITDA") as another key measure to understand and evaluate core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. Additionally, management uses net loss as a percent of revenue ("Net loss margin") and Adjusted EBITDA as a percent of revenue ("Adjusted EBITDA margin") as other key measures to understand and evaluate core operating performance and trends. Accordingly, we believe that EBITDA, Adjusted EBITDA, Net loss margin, and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

EBITDA and Adjusted EBITDA are not prepared in accordance with U.S. GAAP, and should not be considered in isolation from, or as alternatives to, measures prepared in accordance with U.S. GAAP. In addition, EBITDA and Adjusted EBITDA are not based on any comprehensive set of accounting rules or principles. As non-U.S. GAAP financial measures, EBITDA and Adjusted EBITDA have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. Some of these limitations are:

•
EBITDA and Adjusted EBITDA do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•
EBITDA and Adjusted EBITDA do not reflect the amounts we paid in taxes or other components of our tax expense;
•
EBITDA and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•
EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and
•
other companies may use Adjusted EBITDA, or measures labeled similarly to EBITDA, which may be calculated differently and limit its usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA should be considered alongside, and not in lieu of, our other financial performance measures, including our financial results presented in accordance with U.S. GAAP.

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(34,456)	$(1,501)	$(47,647)	$(4,723)
Income tax provision	15	-	22	-
Interest expense, net	484	379	1,387	1,047
Interest expense from contingent beneficial conversion feature	26,061	-	26,061	-
Interest income	(7)	(2)	(9)	(37)
Depreciation and amortization	290	259	799	621
EBITDA	$(7,613)	$(865)	$(19,387)	$(3,092)
Preferred stock warrant liability adjustment	-	(1)	5,578	(9)
Common stock warrant liability adjustment	(5,792)	-	(5,792)	-
Stock based compensation	697	248	2,310	702
Transaction costs	1,279	-	5,306	-
Loss on extinguishment of debt	-	-	182	172
Gain on loan forgiveness	-	-	(2,098)	-
Adjusted EBITDA	$(11,429)	$(618)	$(13,901)	$(2,227)
Net loss margin	(109.4)%	(7.1)%	(60.8)%	(8.7)%
Adjusted EBITDA margin	(36.3)%	(2.9)%	(17.7)%	(4.1)%

Components of Operating Results

Revenues

We recognize revenue from the following sources: (1) products, (2) mobile applications, and (3) content. Revenues are recognized when control of goods and services is transferred to customers in an amount that reflects the consideration expected to be received by us in exchange for those goods and services. Approximately 98% of our revenues for the three and nine months ended September 30, 2021, and 99% of our revenues for the three and nine months ended September 30, 2020, respectively, were derived from product sales.

Cost of Revenues

Cost of revenues consists of product costs, including contract manufacturing, shipping and handling, depreciation and amortization relating to tooling and manufacturing equipment and software, warranty replacement, fulfillment costs, warehousing, hosting, and reserves for excess and obsolete inventory.

Operating Expenses

General and Administrative. General and administrative expenses consist primarily of salaries, benefits, stock-based compensation, and bonuses for finance and accounting, legal, human resources and administrative executives and employees; third-party legal, accounting, and other professional services; corporate travel and entertainment; depreciation and amortization of property and equipment; and facilities rent.

We expect that our general and administrative expenses will increase in future periods compared to periods prior to the Merger as a result of additional costs related to being a public company, including Securities Exchange Act of 1934, as amended (the “Exchange Act”) reporting expenses; expenses associated with Sarbanes-Oxley compliance; incremental independent auditor fees; incremental legal fees; investor relations expenses; registrar and transfer agent fees; incremental director and officer liability insurance costs; and director compensation.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, benefits, stock-based compensation, commissions, and bonuses for sales and marketing employees and contractors; third-party marketing expenses such as social media and search engine marketing; email marketing and print marketing.

We expect sales and marketing expense to continue to increase in future periods as we drive sales growth through new and existing marketing initiatives and expand into additional international markets.

Research and Development. Research and development expenses consist primarily of salaries, benefits, stock-based compensation, and bonuses for employees and contractors engaged in the design, development, maintenance and testing of our products and platforms.

We anticipate making significant investments in the development of our monitoring pipeline, including Smart Sock variants, in future periods and expect our research and development expenses to increase.

Other Income (Expense)

Gain on Loan Forgiveness. Gain on loan forgiveness consists of the gain recognized subsequent to the forgiveness of the Small Business Administration Paycheck Protection Program loan.

Interest Expense. Interest expense consists of interest incurred on our outstanding borrowings and amortization of the associated deferred financing costs.

Interest Expense from Contingent Beneficial Conversion Feature. Interest expense from contingent beneficial conversion feature relates to one-time charge associated with the contingent beneficial conversion feature described in the notes to the condensed consolidated financial statements in Item 1.

Interest Income. Interest income consists of interest earned on our money market account.

Preferred Stock Warrant Liability Adjustment. Mark to market adjustment to recognize the change in fair value of the preferred stock warrant liability in other income (expense).

Common Stock Warrant Liability Adjustment. Mark to market adjustment to recognize the change in fair value of the common stock warrant liability in other income (expense).

Loss on Extinguishment of Debt. Loss on extinguishment of debt consists of losses recognized due to additional amendments to our long-term debt.

Other Income (Expense), Net. Other income (expense), net includes our net gain (loss) on foreign exchange transactions and sublease income.

Income Tax Provision. Income tax provision consists primarily of U.S. federal and state income taxes related to the tax jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$31,505	$21,169	$78,354	$54,405
Cost of revenues	16,624	11,344	37,272	28,696
Gross profit	14,881	9,825	41,082	25,709

Operating expenses:
General and administrative	9,250	3,173	22,516	8,593
Sales and marketing	13,072	5,041	26,759	13,101
Research and development	6,320	2,730	14,269	7,634
Total operating expenses	28,642	10,944	63,544	29,328
Operating loss	(13,761)	(1,119)	(22,462)	(3,619)
Other income (expense):
Gain on loan forgiveness	-	-	2,098	-
Interest expense, net	(477)	(377)	(1,378)	(1,010)
Interest expense from contingent beneficial conversion feature	(26,061)	-	(26,061)	-
Preferred stock warrant liability adjustment	-	1	(5,578)	9
Common stock warrant liability adjustment	5,792	-	5,792	-
Loss on extinguishment of debt	-	-	(182)	(172)
Other income (expense), net	66	(6)	146	69
Total other income (expense), net	(20,680)	(382)	(25,163)	(1,104)
Loss before income tax provision	(34,441)	(1,501)	(47,625)	(4,723)
Income tax provision	(15)	-	(22)	-
Net loss and comprehensive loss	$(34,456)	$(1,501)	$(47,647)	$(4,723)

Comparison of the three and nine months ended September 30, 2021 and 2020

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues	$31,505	$21,169	$10,336	48.8%	$78,354	$54,405	$23,949	44.0%

Revenues increased by $10.3 million, or 48.8%, from $21.2 million for the three months ended September 30, 2020 to $31.5 million for the three months ended September 30, 2021. The increase was primarily due to a 54% increase in sales volume. Sales for the Owlet Smart Sock, the primary driver of our revenue increase, grew 57% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Sales for the Owlet

Monitor Duo also contributed to the revenue increase, growing 29% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. International revenues increased $2.1 million, or 170.4%, from $1.2 million for the three months ended September 30, 2020 to $3.3 million for the three months ended September 30, 2021.

Revenues increased by $23.9 million, or 44.0%, from $54.4 million for the nine months ended September 30, 2020 to $78.4 million for the nine months ended September 30, 2021. The increase was primarily due to a 47% increase in sales volume. Sales for the Owlet Smart Sock, the primary driver of our revenue increase, grew 54% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Sales for the Owlet Monitor Duo also contributed to our revenue increase, growing 30% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. International revenues increased $4.0 million, or 160.2%, from $2.5 million for the nine months ended September 30, 2020 to $6.5 million for the nine months ended September 30, 2021.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Cost of revenues	$16,624	$11,344	$5,280	46.5%	$37,272	$28,696	$8,576	29.9%
Gross profit	$14,881	$9,825	$5,056	51.5%	$41,082	$25,709	$15,373	59.8%
Gross margin	47.2%	46.4%			52.4%	47.3%

Cost of revenues increased by $5.3 million, or 46.5%, from $11.3 million for the three months ended September 30, 2020 to $16.6 million for the three months ended September 30, 2021. The increase was primarily due to an increase in sales volume of 54%. Gross margin remained relatively constant, increasing from 46.4% for the three months ended September 30, 2020 to 47.2% for the three months ended September 30, 2021.

Cost of revenues increased by $8.6 million, or 29.9%, from $28.7 million for the nine months ended September 30, 2020 to $37.3 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in sales volume of 47%. Gross margin increased from 47.3% for the nine months ended September 30, 2020 to 52.4% for the nine months ended September 30, 2021. This increase in gross margin was primarily due to lower manufacturing costs associated with the third generation of the Owlet Smart Sock, which launched in July 2020, and decreases in freight and fulfillment costs due to improved supply chain logistics.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
General and administrative	$9,250	$3,173	$6,077	191.5%	$22,516	$8,593	$13,923	162.0%

General and administrative expense increased by $6.1 million, or 191.5%, from $3.2 million for the three months ended September 30, 2020 to $9.3 million for the three months ended September 30, 2021. The increase was driven primarily by an increase in payroll-related expenses from additional general and administrative headcount, stock-based compensation primarily from an increase in the valuation of our common stock and volume of awards granted. Additionally, the Company saw an increase in legal, accounting, and consulting costs related to the Merger as well as incremental ongoing costs of being a public company.

General and administrative expense increased by $13.9 million, or 162.0%, from $8.6 million for the nine months ended September 30, 2020 to $22.5 million during the nine months ended September 30, 2021. The increase was driven primarily by an increase in payroll-related expenses from additional general and administrative headcount, stock-based compensation primarily from an increase in the valuation of our common stock and volume of awards granted, as well as an increase in legal, accounting, and consulting costs related to the Merger.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Sales and marketing	$13,072	$5,041	$8,031	159.3%	$26,759	$13,101	$13,658	104.3%

Sales and marketing expense increased by $8.0 million, or 159.3%, from $5.0 million for the three months ended September 30, 2020 to $13.1 million for the three months ended September 30, 2021. The increase was primarily driven by increases in digital advertising spend, payroll-related expenses from additional sales and marketing headcount, and in-store advertising expenses. Sales and marketing expense as a percentage of revenues increased from 23.8% for the three months ended September 30, 2020 to 41.5% for the three months ended September 30, 2021. The increase was primarily due to an increase in spend on marketing initiatives to drive sales growth.

Sales and Marketing expense increased by $13.7 million, or 104.3%, from $13.1 million for the nine months ended September 30, 2020 to $26.8 million for the nine months ended September 30, 2021. The increase was primarily driven by increases in digital advertising spend, payroll-related expenses from additional sales and marketing headcount, stock-based compensation primarily from an increase in the valuation of our common stock and volume of awards granted, and in-store advertising expenses. Sales and marketing expense as a percentage of revenues increased from 24.1% for the nine months ended September 30, 2020 to 34.2% for the nine months ended September 30, 2021. The increase was primarily due to an increase in spend on marketing initiatives to drive sales growth.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Research and development	$6,320	$2,730	$3,590	131.5%	$14,269	$7,634	$6,635	86.9%

Research and development expense increased by $3.6 million, or 131.5%, from $2.7 million for the three months ended September 30, 2020 to $6.3 million for the three months ended September 30, 2021. Research and development expense as a percentage of revenue increased from 12.9% for the three months ended September 30, 2020 to 20.1% for the three months ended September 30, 2021. These increases were primarily driven by an increase in payroll-related expenses from additional research and development headcount, stock-based compensation primarily from an increase in the valuation of our common stock and volume of awards granted, and an increase in consulting expenses.

Research and development expenses increased by $6.6 million, or 86.9%, from $7.6 million for the nine months ended September 30, 2020 to $14.3 million for the nine months ended September 30, 2021. Research and development expense as a percentage of revenue increased from 14.0% for the nine months ended September 30, 2020 to 18.2% for the nine months ended September 30, 2021. These increases were primarily driven by an increase in payroll-related expenses from additional research and development headcount, stock-based compensation primarily from an increase in the valuation of our common stock and volume of awards granted, and an increase in consulting expenses.

Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Gain on loan forgiveness	$-	$-	$-	100.0%	$2,098	$-	$2,098	100.0%
Interest expense, net	$(477)	$(377)	$(100)	26.5%	$(1,378)	$(1,010)	$(368)	36.4%
Interest expense from contingent beneficial conversion feature	$(26,061)	$-	$(26,061)	100.0%	$(26,061)	$-	$(26,061)	100%
Preferred stock warrant liability adjustment	$-	$1	$(1)	100.0%	$(5,578)	$9	$(5,587)	NM
Common stock warrant liability adjustment	$5,792	$-	$5,792	100.0%	$5,792	$-	$5,792	100%
Loss on extinguishment of debt	$-	$-	$-	NM	$(182)	$(172)	$(10)	5.8%
Other income, net	$66	$(6)	$72	(1,200.0)%	$146	$69	$77	111.6%

NM - Not meaningful

Interest expense, net increased by $0.1 million, or 26.5%, from $0.4 million for the three months ended September 30, 2020 to $0.5 million for the three months ended September 30, 2021. Interest expense, net increased by $0.4 million, or 36.4%, from $1.0 million for the nine months ended September 30, 2020 to $1.4 million for the nine months ended September 30, 2021. The increase was primarily due to a higher average balance on our line of credit and an increase in the interest rate on our term note payable.

The interest expense from the contingent beneficial conversion feature is a one-time charge recorded at the date of the merger, which is described in the notes to the condensed consolidated financial statements in Item 1.

For the three and nine months ended September 30, 2021, we recognized a mark to market adjustment related to our common stock warrant liability for a gain of $5.8 million. This gain was related to the decrease in the fair value of the common stock warrants assumed in the Merger. We recognized a loss of $5.6 million for the nine months ended September 30, 2021 relating to the increase in fair value of the preferred stock warrants prior to the Merger.

For the nine months ended September 30, 2021 and 2020, we recognized a loss on extinguishment of debt of $0.2 million. These related to amendments to our term loan occurring in May 2021 and April 2020, which are described in the notes to the condensed consolidated financial statements in Item 1.

Other income, net remained relatively constant at $0.1 million for the three and nine months ended September 30, 2021 and 2020.

For the nine months ended September 30, 2021, we recognized a gain of $2.1 million on the forgiveness of our SBA PPP loan.

Income Tax Provision

The provision for income taxes did not significantly fluctuate during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, the Company maintains a valuation allowance against the net U.S. deferred tax assets.

Liquidity and Capital Resources

Prior to the Merger, we have funded our operations primarily with proceeds from issuances of our convertible preferred stock, borrowings under our loan facilities, issuances of convertible promissory notes, and sales of our products and services. As of September 30, 2021 we had cash and cash equivalents of $114.9 million.

Funding Requirements

Since inception, we have generated recurring losses which have resulted in an accumulated deficit of $119.4 million and $71.7 million as of September 30, 2021 and December 31, 2020, respectively, and we expect to incur additional losses in the future. On July 15, 2021, we consummated the Merger and received approximately $134.0 million in net proceeds from the Merger and PIPE Investment. We anticipate the cash received from the Merger and PIPE Investment, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date the unaudited condensed consolidated financial statements were available for issuance. However, we are still in the growth stage of our business and expect to continue to make substantial investments in our business, including in the expansion of our product portfolio and in our research and development, sales and marketing teams, in addition to incurring additional costs as a result of being a public company. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, if at all, or that we will generate sufficient future revenues. Failure to secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, financial condition, and ability to achieve our intended business objectives.

Loan and Security Agreement with Silicon Valley Bank

As of September 30, 2021 we had an amended and restated loan and security agreement (the "A&R LSA") with Silicon Valley Bank (‘‘SVB’’) which we entered into on April 22, 2020, and which replaced the loan and security agreement that was previously in place (the ‘‘Original LSA’’). These agreements provided us with both a line of credit (the ‘‘SVB Revolver’’) and a term loan (the ‘‘Term Note’’).

Our borrowing capacity under the SVB Revolver was $17.5 million as of September 30, 2021. As of September 30, 2021, the SVB Revolver bore interest at an annual rate equal to (i) the greater of the bank’s prime rate plus 0.75%, or 5.5% when a streamline period is in effect and (ii) the greater of the bank’s prime rate plus 1.25%, or 6.0% at all other times. Each streamline period commences the first day of the month following a written report of our liquidity and ends the first day after we fail to maintain a required cash and cash availability streamline threshold, provided no event of default has occurred and is continuing. If an event of default has occurred and is continuing, SVB may maintain our streamline status at its discretion. The required cash and cash availability streamline threshold was $8.0 million as of September 30, 2021, and we were within a streamline period. The actual interest rate on the SVB Revolver was 5.5% as of September 30, 2021. The SVB Revolver is subject to renewal and is scheduled to mature on April 22, 2024. As of September 30, 2021, $11.1 million was drawn on the SVB Revolver.

Our Term Note had an aggregate principal balance of $15.0 million as of September 30, 2021. As of September 30, 2021, the Term Note bore interest at a rate equal to the greater of the bank's prime rate plus 3.50%, or 6.50, and required 30 consecutive equal monthly payments of principal beginning on November 1, 2021. The Term Note matures on April 1, 2024.

Our borrowings under the A&R LSA and its subsequent amendments are secured by substantially all of our current and future assets.

Financed Insurance Premium

In September 2020, the Company entered into a short-term commercial premium finance agreement with AFCO credit corporation for various corporate liability insurance policies totaling $637 to be paid in ten equal monthly payments. The financed insurance premium accrued interest at a rate of 4.09%. As of December 31, 2020, the remaining principal balance on the financed insurance premium was $320.

During the three months ended September 30, 2021, the Company renewed its corporate liability policies and entered into several new short-term commercial premium finance agreements with AFCO credit corporation totaling $4,699 to be paid in ten equal monthly payments, all of which accrue interest at a rate of 3.59%. As of September 30, 2021, the remaining principal balance on the financed insurance premium was $3,935.

Paycheck Protection Program Loan

In April 2020, we applied for and received proceeds from the U.S. Small Business Administration (‘‘SBA’’) Paycheck Protection Program (‘‘PPP’’) in the amount of $2.1 million, with SVB as lender for the loan (the ‘‘PPP Loan’’), under the Federal Coronavirus Aid, Relief, and Economic Security Act (the ‘‘CARES Act’’). The PPP Loan was considered necessary to support our ongoing operations due to economic uncertainty at the time resulting from the COVID-19 pandemic and reduced access to alternative sources of liquidity.

Under the terms of the PPP Loan, interest accrued on the outstanding principal at a rate of 1.0% per annum. The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we applied for forgiveness for all of the PPP Loan. On June 15, 2021, we received forgiveness for the PPP loan for the full amount of $2.1 million of principal and approximately $24,000 in interest. As a result of the PPP loan being forgiven, we recognized a $2.1 million gain for the three and nine months ended September 30, 2021.

Cash Flows

The following table summarizes our cash flow (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by operating activities	$(34,703)	$4,674
Net cash used in investing activities	(1,560)	(940)
Net cash provided by financing activities	134,150	2,875
Net change in cash and cash equivalents	$97,887	$6,609

Operating Activities

Our cash flows from operating activities are significantly affected by the growth of our business. Our operating cash flows are also affected by our working capital needs to support growth in personnel-related expenditures and fluctuations in accounts payable and other current assets and liabilities.

For the nine months ended September 30, 2021, net cash used in operating activities was $34.7 million, primarily driven by our net loss of $47.6 million and changes in working capital of $14.9 million, partially offset by non-cash charges of $27.8 million.

For the nine months ended September 30, 2020, net cash provided by operating activities was $4.7 million, primarily driven by changes in working capital of $8.0 million and non-cash charges of $1.4 million, partially offset by our net loss of $4.7 million.

Investing Activities

We continue to experience negative cash flows from investing activities as we expand our business and build our infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth. Net cash used in investing activities is expected to continue to increase substantially as we expand our business through new products and new geographic markets.

For the nine months ended September 30, 2021, net cash used in investing activities increased to $1.6 million from $0.9 million for the nine months ended September 30, 2020. We expect our capital expenditures to continue to grow in future periods, primarily driven by investments to expand our production capabilities to additional factories in other geographical locations, as well as investments in tooling and equipment to manufacture new products.

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $134.2 million, primarily driven by cash provided from reverse recapitalization and PIPE financing, gross draws of $8.2 million on our line of credit, the issuance of $5.0 million in additional long-term debt, and the issuance of an additional $0.3 million in common stock resulting from stock option exercises, partially offset by gross payments of $6.8 million on our line of credit.

For the nine months ended September 30, 2020, net cash provided by financing activities was $2.9 million, primarily driven by gross draws of $10.5 million on our line of credit, the issuance of $3.1 million in additional long-term debt (including the $2.1 million SBA PPP loan), and the issuance of an additional $0.1 million in common stock resulting from stock options exercises, offset by gross payments of $11.3 million on our line of credit

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021 and December 31, 2020.

Indemnification

In the ordinary course of business, we enter into agreements that may include indemnification provisions. Pursuant to such agreements, we may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments we could be required to make under these provisions is not determinable. We have never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

In connection with the consummation of the Merger, we entered into indemnification agreements with our directors and officers that may require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. We currently have directors’ and officers’ insurance coverage that reduces our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is immaterial.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Other than policies outlined throughout the notes to the financial statements, there have been no significant changes from the critical accounting policies and estimates disclosed in our Final Prospectus filed with the SEC on August 24, 2021 on Form 424(b) (File No. 333-258506) (the "Final Prospectus").

Emerging Growth Company Status

Following the Merger, we qualify as an emerging growth company (‘‘EGC’’) as defined in the Jumpstart our Business Startups (‘‘JOBS’’) Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We intend to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an EGC, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosures that may be required of non-EGCs under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the consolidated financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We anticipate that we will remain an EGC under the JOBS Act until the earliest of (i) December 31, 2025, (ii) the last date of our fiscal year in which we have total annual gross revenues of at least $1.07 billion, (iii) the date on which we are deemed to be a ‘‘large accelerated filer’’ under the rules of the SEC, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Smaller Reporting Company

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Common Stock held by non-affiliates exceeds $250 million as of the prior June 30, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates exceeds $700 million as of the prior June 30.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rate fluctuations and credit risk.

Market Risk

Our public and private placement warrants are subject to market risk. As the value of the warrants are correlated to the value of the common stock, an increase in the value of the common stock will require a mark to market adjustment, resulting in an expense to be recognized on the statement of operations.

Interest Rate Risk

As discussed above, the Term Note, as amended on September 22, 2020, had an interest rate of the greater of either the prime rate plus 3.5%, or 6.5% as of September 30, 2021. During the three and nine months ended September 30, 2021, the prime rate did not exceed 5.0%. We have not been exposed to material risk due to fluctuations in interest rates. A hypothetical 10% change in interest rates would not result in a material impact on our condensed consolidated financial statements.

Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Substantially all of our cash and cash equivalents are deposited in accounts at one financial institution, and account balances may at times exceed federally insured limits. We believe that we are not exposed to significant credit risk due to the financial strength of the depository institution in which the cash is held.

Our accounts receivable is derived from customers located primarily in the United States. We routinely assess the creditworthiness of our customers and have only experienced significant credit losses related to receivables from individual customers when a national retailer filed for bankruptcy in September 2017. We continuously monitor customer payments and maintain an allowance for doubtful accounts based on our assessment of various factors including age of the receivable balances, historical experience and any other conditions that may affect customers’ ability to pay.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting described below.

Material weaknesses in internal control over financial reporting

In connection with the reissuance of our consolidated financial statements as of and for the fiscal year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. The identified material weaknesses in our internal control over financial reporting continued to exist as of December 31, 2020 and September 30, 2021.

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and financial reporting requirements. This material weakness contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls over the segregation of duties related to journal entries. Specifically, certain personnel have the ability to both create and post journal entries within the Company’s general ledger system. This material weakness did not result in any adjustments to the consolidated financial statements.

•
We did not design and maintain effective controls over the accounting for convertible preferred stock and warrant arrangements. Further, we did not design and maintain effective controls to verify the completeness and accuracy of sales returns and accrued sales tax. Each of these material weaknesses resulted in material adjustments to several account balances and disclosures in the consolidated financial statements as of and for the year ended December 31, 2019.

•
We did not design and maintain effective controls over IT general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel, (iii) computer operations controls to ensure that critical batch jobs are monitored, and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. This material weakness did not result in any adjustments to the consolidated financial statements.

Additionally, each of the material weaknesses described above could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan

We have begun an implementation plan to remediate these material weaknesses. The remediation measures will be ongoing, and although not all inclusive, we expect the remediation measures to include hiring additional accounting and financial reporting personnel and implementing additional policies, procedures and controls, all of which will result in future costs for the Company.

To address these material weaknesses, we plan to take actions to improve our IT general controls, segregation of duties controls, period-end financial reporting controls, and journal entry controls. However, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

Notwithstanding the above, our management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not currently party to any material legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report on Form 10-Q before making an investment decision regarding any of our securities. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our securities could decline and you could lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Summary of Principal Risks Associated with Our Business

•	We have a limited operating history and have grown significantly in a short period of time.

•	We have a history of net losses, and we may not achieve or maintain profitability in the future.
•

We ceased distribution of the Owlet Smart Sock in the United States in October 2021 following receipt of a Warning Letter from the U.S. Food and Drug Administration (the “FDA”) and we will not be able to market and sell the Owlet Smart Sock with the same features and claims unless and until we receive marketing authorization from the FDA, which we may not receive in a timely fashion, or at all. Moreover, although we plan to sell a new product in the United States while we pursue marketing authorization for the Owlet Smart Sock, we may not be able to launch the new product in accordance with our proposed timelines, and/or the FDA may allege that the new product is also a medical device that cannot be marketed without first receiving FDA marketing authorization.

•

If any governmental authority or notified body were to require marketing authorization or similar certification for the Owlet Smart Sock, or for any other product that we sell and which Owlet does not believe requires such marketing authorization or certification, we could be subject to regulatory enforcement action and/or required to cease selling or recall the product pending receipt of marketing authorization or similar certification from such other governmental authority or notified body, which can be a lengthy and time-consuming process, harm financial results and have long-term negative effects on our operations.

•	Our products rely on mobile applications to function and we rely on Apple’s App Store and the Google Play Store for distribution of our mobile applications.
•	A substantial portion of our sales comes through a limited number of channel partners and resellers.
•	We will need to continue to increase the size of our organization and, if we fail to manage our growth effectively, our business could be materially and adversely affected.

•

We are required to obtain and maintain marketing authorizations from the FDA for any products intended to be and/or classified as medical device products in the United States, which can be a lengthy and time-consuming process, and a failure to do so on a timely basis, or at all, could severely harm our business.

•

We currently rely on a single manufacturer for the assembly of the Owlet Smart Sock and a single manufacturer for the assembly of the Owlet Cam and expect to rely on limited manufacturers for future products. If we encounter manufacturing problems or delays, we may be unable to promptly transition to alternative manufacturers and our ability to generate revenue will be limited.

•	If we are unable to obtain key materials and components from sole or limited source suppliers, we will not be able to deliver our products to customers.

•

If we are unable to adequately protect our intellectual property rights, or if we are accused of infringing on the intellectual property rights of others, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights or to pay damages.

•

We rely significantly on information technology (“IT”) and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could lead to misappropriation of confidential or otherwise protected information and harm our business and our ability to operate our business effectively.

•

We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.

•	We face the risk of product liability claims and the amount of insurance coverage held now or in the future may not be adequate to cover all liabilities we might incur.

•	Increased expansion into international markets will expose us to additional business, political, regulatory, operational, financial and economic risks.

•

We may be required to obtain and maintain regulatory authorizations in order to commercialize our products in international markets, and failure to obtain regulatory authorizations in relevant foreign jurisdictions may prevent us from marketing medical device products abroad.

•	Our success depends substantially on our reputation and brand.
•

Some of our products and services are in development or have been recently introduced into the market and may not achieve market acceptance, which could limit our growth and adversely affect our business, financial condition and results of operations.

•

We may acquire other businesses or form other joint ventures or make investments in other companies or technologies but have no experience in doing so. These types of transactions could negatively affect our operating results, dilute our stockholders’ ownership, increase debt, lead to significant expense or cause us to lose focus on core operations.

•

We have identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our condensed consolidated financial statements, cause us to fail to meet our periodic reporting obligations or cause our access to the capital markets to be impaired.

•	We may need to raise additional capital in the future in order to execute our strategic plan, which may not be available on terms acceptable to us, or at all.

•	Our business, financial condition, results of operations and growth may be impacted by the effects of the COVID-19 pandemic.

Risks Related to Our Business and Operations

We have a limited operating history and have grown significantly in a short period of time.

We were organized in 2014 and began selling our Owlet Smart Sock in 2015 and our Owlet Cam in 2018. Accordingly, we have a limited operating history, which makes an evaluation of our future prospects difficult. Our operating results have fluctuated in the past, and we expect our future quarterly and annual operating results to fluctuate as we focus on increasing the demand for our products and services. We may need to make business decisions that could adversely affect our operating results, such as modifications to our pricing strategy, business structure or operations.

We have a history of net losses, and we may not achieve or maintain profitability in the future.

We have incurred net losses since inception. For the years ended December 31, 2019 and 2020, we incurred net losses of $17.9 million and $10.5 million, respectively, and in the nine months ended September 30, 2020 and 2021, we incurred net losses of $4.7 million and $47.6 million, respectively. As a result of our ongoing losses, as of September 30, 2021, we had an accumulated deficit of $119.4 million. Since inception, we have spent significant funds on organizational and start-up activities, to recruit key managers and employees, to develop our products, services and connected nursery ecosystem, to develop our manufacturing know-how and customer support resources and for research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of the COVID-19 pandemic, such as its impact on logistics and other supply chain costs.

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to develop and expand our products and services. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting, and other expenses as a newly public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our common stock and warrants.

We ceased distribution of the Owlet Smart Sock in the United States in October 2021 following receipt of a Warning Letter from the FDA and we will not be able to market and sell the Owlet Smart Sock with the same features and claims unless and until we receive marketing authorization from the FDA, which we may not receive in a timely fashion, or at all. Moreover, although we plan to sell a new product in the United States while we pursue marketing authorization for the Owlet Smart Sock, we may not be able to launch the new product in accordance with our proposed timelines, and/or the FDA may allege that the new product is also a medical device that cannot be marketed without first receiving FDA marketing authorization.

On October 1, 2021, we received a Warning Letter from the FDA in which the FDA asserted that the Owlet Smart Sock is a medical device requiring marketing authorization from the FDA due to its marketing and functionality in measuring blood oxygen saturation and pulse rate, and providing an alarm to notify users that these measurements are outside of preset values. Prior to receipt of the Warning Letter, we were dependent on sales of the Owlet Smart Sock in the United States for a majority of our revenue, and expected to continue be dependent for the foreseeable future. Following receipt of the Warning Letter, we ceased distribution of the Owlet Smart Sock in the United States, and we have been in communications with the FDA regarding our plans to pursue marketing authorization for the product. Although the FDA has not requested or required that we recall Owlet Smart Sock products that had already been distributed prior to our decision to cease distribution, we cannot assure you that such a recall will not be requested or required, or that we will not decide to recall such products, in the future. Any such recall could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in our efforts to obtain marketing authorization from the FDA for the Owlet Smart Sock, and even if we do, it may take significantly longer than we anticipate. The FDA marketing authorization process can be expensive, lengthy and uncertain. For example, the process of pursuing and obtaining clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”), also known as a 510(k) clearance, usually takes from three to 12 months, but can take longer. The process of obtaining approval of a premarket approval application (“PMA”) is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. The de novo classification process may similarly take an extended period of time. In addition, a PMA generally requires the performance of one or more clinical trials. Clinical data may also be required in connection with an application for 510(k) clearance or a de novo request. Despite the time, effort and cost, a device may not obtain marketing authorization by the FDA. Any delay or failure to obtain necessary regulatory marketing authorizations would harm our business. Furthermore, even if we are granted such marketing authorization, it may include significant limitations on the uses, which may limit the potential commercial market for the device.

Although we have ceased distribution of the Owlet Smart Sock in the United Stated while we pursue marketing authorization for it, we plan to develop and market a new product, the Owlet Dream Sock, which we do not believe will be regulated by the FDA as a medical device based on its planned functionality and claims. We may not be successful in our development of this new product, and even if we are, we may not be able to launch it in accordance with our projected timelines and/or the FDA may disagree with our assertion that the product is not a medical device. If we are delayed in launching or are unable to launch the Owlet Dream Sock, we will be delayed in generating or unable to generate revenues from sales of the product in the U.S. Moreover, if the FDA asserts that the Owlet Dream Sock is a medical device requiring marketing authorization before we sell the product, we may be restricted from launching the product until after marketing authorization has been received, which is a long, expensive, and uncertain process, and we may not obtain such marketing authorization, if required. If the FDA were to assert that the Owlet Dream Sock is a medical device requiring marketing authorization after we launch the product, we could be subject to regulatory enforcement action and/or we could be required to cease selling or recall the product until we receive such marketing authorization. In addition, we may be required to modify the product’s functionality or limit our marketing claims for the product, whether or not we obtain such marketing authorization. In any such event, our business could be substantially harmed.

If any governmental authority or notified body were to require marketing authorization or similar certification for the Owlet Smart Sock, or for any other product that we sell and which Owlet does not believe requires such marketing authorization or certification, we could be subject to regulatory enforcement action and/or required to cease selling or recall the product pending receipt of marketing authorization or similar certification from such other governmental authority or notified body, which can be a lengthy and time-consuming process, harm financial results and have long-term negative effects on our operations.

We currently sell the Owlet Smart Sock in certain countries outside of the United States, , and we have not obtained any medical device marketing authorization, approval, or certification from any other governmental authority or notified body. In response to inquiries from the FDA and regulatory authorities in other jurisdictions regarding the marketing of the Owlet Smart Sock, we have communicated our belief that the Owlet Smart Sock is not a medical device and does not require marketing authorization from the FDA or similar marketing authorization or certification from such other regulatory authorities or notified bodies. However, certain regulatory authorities have expressed they do not agree with that conclusion and have required us to obtain marketing authorization, such as a clearance or approval, or other certification to continue to sell the product.

For example, the FDA sent us a Warning Letter on October 1, 2021 stating that the Owlet Smart Sock was an adulterated medical device being marketed without FDA approval, clearance or other marketing authorization, and FDA requested that we stop commercial distribution of the Owlet Smart Sock. Pursuant to the FDA’s request, we ceased commercial distribution of the Owlet Smart Sock in the United States on October 21, 2021. The Medicines and Healthcare products Regulatory Agency (“MHRA”) the regulatory authority responsible for the United Kingdom (“UK”) medical device market, has asserted that the Owlet Smart Sock requires certification by a notified body and subsequent registration as a medical device in the UK, but has indicated it will allow us to continue to market the

Owlet Smart Sock until the end of 2022 without such certification or registration. We may not be able to obtain such certification and may not be able to register the Owlet Smart Sock as a medical device within this time period, at which point we would be required to cease marketing the Owlet Smart Sock in the UK, unless the MHRA grants us an extension.

Obtaining authorization or certification to sell the Owlet Smart Sock as a medical device is a time-consuming and costly process and we may be precluded from selling the Owlet Smart Sock if we are required to obtain marketing authorization, such as a clearance or approval, or other certification. If granted, a marketing authorization or certification could require conditions to sale, for example, a prescription requirement. If regulatory authorities require such marketing authorization, including clearance or approval, or other certification for the Owlet Smart Sock, or for any other product that we sell and which we do not believe requires such marketing authorization or certification, we could be subject to regulatory enforcement action and/or required to cease selling or recall the product in the corresponding jurisdiction pending receipt of such marketing authorization or certification, which can be a lengthy and time-consuming process. In addition, we may be required to modify the product’s functionality or limit our marketing claims for the product, whether or not we obtain such marketing authorization or other required certification. In any such event, our business could be substantially harmed.

Our products rely on mobile applications to function and we rely on Apple’s App Store and the Google Play Store for distribution of our mobile applications.

Our products rely on the installation of our mobile applications to function properly. We develop mobile applications on Apple’s iOS platform and Google’s Android platform. Our customers download our mobile applications on Apple’s App Store and the Google Play Store. The App Store and Google Play Store are controlled entirely by Apple and Google, respectively. Mobile applications on the iOS platform are subject to approval by Apple and mobile applications on the Android platform are subject to approval by Google. The terms and policies for maintenance of existing applications and the approval process of new applications are very broad and subject to interpretation and frequent changes, and Apple and Google have complete control over the approval or removal of each mobile application submitted to or offered on their respective platforms. If either Apple or Google changes its standard terms and conditions for maintaining or approving mobile applications in a way that is detrimental to us or decide to remove our mobile applications from their stores, it will be much more difficult or may not be possible for users to install the mobile applications and receive updates to the mobile applications, and our current or future products may cease to function as intended. For example, in response to the October 1, 2021 Warning Letter the Owlet Care App will no longer be available for download in the App Store to new users in the United States and internationally as of November 17, 2021. Removal of the Owlet Care App from Apple's App Store will not prevent customers who currently use the Owlet Care App from continuing to use it at this time. However, it will prevent new users from downloading the Owlet Care App, which also supports the Owlet Cam product, unless and until we are able to design a new mobile application that Apple determines does not implicate the functionalities and claims at issue in the Warning Letter. If our products do not function as intended, we may be required to recall our products, issue refunds and accept returns, and we may be subject to costly litigation.

A substantial portion of our sales comes through a limited number of retailers.

Historically, we have relied on a limited number of retailers for a substantial portion of our total sales. For example, sales through our top five retail customers represented 57.8% of our revenue for the year ended December 31, 2020 and 67.1% for the nine months ended September 30, 2021. These retailers work with us on a non-exclusive basis. If we are unable to establish, maintain or grow these relationships over time, or if these relationships grow more slowly than we anticipate, we are likely to fail to recover these costs and our operating results will suffer. The loss of any significant retail customer, whether or not related to our business or our products or services, could have an impact on the growth rate of our revenue as we work to obtain new retail customers or replacement relationships. Contracts with retailers may typically be terminated or renegotiated before their term expires for various reasons, subject to certain conditions. For example, after a specified period, certain of our contracts are terminable for convenience by such retailers, subject to a notice period. Additionally, certain contracts may be terminated immediately by the retailer if we go bankrupt or if we fail to comply with certain specified laws. Any renegotiation of the commercial agreements may result in less favorable economic terms for us. Retailers may also consolidate their operations, reducing the overall number of locations in which they sell our products and services. Historically, we have had retail customers declare bankruptcy and stop operations, negatively affecting our sales and business. If regulatory actions such as the Warning

Letter we received in October 2021 regarding the regulatory status of the Owlet Smart Sock are threatened or taken against us or our products, retailers may stop carrying our products. For example, several national retailers have suspended U.S. sales of the Owlet Smart Sock and Owlet Duo in response to the Warning Letter. We are in active discussions with these retailers, as well as other retailers that continue to distribute our Owlet products, regarding sale of the Owlet Dream Sock during pendency of ongoing communications with the FDA. If additional retailers suspend distribution of the Owlet Smart Sock and Owlet Duo or return existing inventory, such suspensions or returns could have a material adverse effect on our business, financial condition and results of operations.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our retailers. Identifying retailers, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services. If we are unsuccessful in establishing, or maintaining or strengthening our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, these relationships may not result in increased customer use of our services or increased revenue.

We will need to continue to increase the size of our organization and, if we fail to manage our growth effectively, our business could be materially and adversely affected.

We have experienced recent rapid growth and anticipate further growth. For example, our revenue increased from $49.8 million for the year ended December 31, 2019 to $75.4 million for the year ended December 31, 2020, and from $54.4 million for the nine months ended September 30, 2020 to $78.4 million for the nine months ended September 30, 2021. The number of our full-time employees increased from 99 as of December 31, 2019 to 111 as of December 31, 2020 and to 211 as of September 30, 2021.

This growth has placed significant demands on our management, financial, operational, technological and at the time of other resources, and we expect that our growth will continue to place significant demands on our management and other resources and will require us to continue developing and improving our operational, financial and other internal controls. Our need to effectively execute our growth strategy requires that we:

•	manage our commercial operations effectively;

•	identify, recruit, retain, incentivize and integrate additional employees;

•	provide adequate training and supervision to maintain our high-quality standards and preserve our culture and values;

•	manage our internal development and operational efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, financial and management controls, reports systems and procedures.

Continued growth increases the challenges involved in addressing these goals in a cost-effective or timely manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, which could have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent on our senior management, other key officers, our engineers and field sales team, and may be increasingly dependent on sales representatives and clinical specialists for the sale of any medical devices we may market, if approved. We face significant competition for talent from other healthcare, technology and high-growth companies, which include both large enterprises and privately-held companies. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, we may not be able to hire new employees quickly enough to meet our needs and fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees.

We currently rely on a single manufacturer for the assembly of our Owlet Smart Sock and a single manufacturer for the assembly of our Owlet Cam. We will likely rely on single manufacturers for future products we may develop. If we encounter manufacturing problems or delays, we may be unable to promptly transition to alternative manufacturers and our ability to generate revenue will be limited.

We have no manufacturing capabilities of our own. We currently rely on a single manufacturer located in Thailand, Benchmark, for the manufacture of our Owlet Smart Sock. Additionally, we currently rely on a separate single manufacturer located in China, Shenzhen Aoni Electronic, for the manufacture of our Owlet Cam. We expect to rely on limited manufacturers for future products we may develop. For example, we have relied upon and expect to continue to rely upon a single manufacturer for the supply of the Owlet Band, a product that we are developing and may commercially launch in the future. For us to be successful, our contract manufacturers must be able to provide us with products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. While our existing manufacturers have generally met our demand requirements on a timely basis in the past, their ability and willingness to continue to do so going forward may be limited for several reasons, including our relative importance as a customer of each manufacturer or their respective ability to provide assembly services to manufacture our products, which may be affected by the COVID-19 pandemic or other natural or man-made disasters. Earthquakes are of particular significance since our headquarters are located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist or terrorist organizations, epidemics, communication failures, fire, floods and similar events. Furthermore, our manufacturing agreements can be terminated by our contract manufacturers without cause by giving us prior notice of six months or less. The facilities and the manufacturing equipment used to produce our products would be difficult to replace and could require substantial time to repair if significant damage were to result from any of these occurrences. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these manufactured products for any reason and we cannot obtain an acceptable substitute.

Any transition to a new contract manufacturer, or any transition of products between existing manufacturers, could be time-consuming and expensive, may result in interruptions in our operations and product delivery, could affect the performance specifications of our products, could require that we modify the design of our products, or could require clearance or approval by the FDA depending on the nature of the product and the changes associated with the transition to the new manufacturer. If we are required to change a contract manufacturer, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner. We may not be able to identify and engage alternative contract manufacturers on similar terms or without delay. Furthermore, our contract manufacturers could require us to move to a different production facility. The occurrence of any of these events could harm our ability to meet the demand for our products in a timely and cost-effective manner, which could have a material adverse effect on our business, financial condition and results of operations.

The manufacture of our products is complex and requires the integration of a number of components from several sources of supply. Our contract manufacturers must manufacture and assemble these complex products in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our products require significant expertise to manufacture, and our contract manufacturers may encounter difficulties in scaling up production of our products, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel, the long lead time required to develop additional facilities for purposes of testing our products or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. Manufacturing or quality control problems may arise in connection with the scale-up of the manufacture of our products. If we are unable to obtain a sufficient supply of product, maintain control over product quality and cost or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand, and our business and reputation in the marketplace will suffer. Conversely, if demand for our products decreases, we may have excess inventory, which could result in inventory write-offs that would have a material adverse effect on our business, financial condition and results of operations. We may also encounter defects in materials or workmanship, which could lead to a failure to adhere to regulatory requirements. Any defects could delay operations at our contract manufacturers’ facilities, lead to regulatory fines or halt or discontinue manufacturing indefinitely. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to obtain key materials and components from sole or limited source suppliers, we will not be able to deliver our products to customers.

We are currently devoting substantial resources to the development of new or advanced products and services. However, we may not be able to complete development on a timely basis, or at all. In addition, some of our products in development, such as the Owlet Dream Sock, Owlet BabySat, Owlet OTC Smart Sock and Owlet Band, may be regulated by the FDA or foreign regulatory agencies as medical devices, which may require marketing authorization or similar certification from applicable regulatory authorities or notified bodies, including marketing authorization from the FDA, prior to commercialization. Our products and services, particularly those needing to meet FDA or other regulatory standards, may have higher manufacturing costs than legacy products and services, which could negatively impact our gross margins and operating results during these stages, without guarantees we will be able to successfully commercialize any such products.

If we successfully develop such products and services, we must still successfully manage their introductions to the market. Products and services that are not well-received by the market may lead to excess inventory and discounting of our existing products and services. Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs and the sale of inventory at discounted prices may affect our gross margin and could impair the strength of our brand. Reserves and write-downs for rebates, promotions and excess inventory are recorded based on our forecast of future demand. Actual future demand could be less than our forecast, which may result in additional reserves and write-downs in the future, or actual demand could be stronger than our forecast, which may result in increased shipping costs and a reduction to previously recorded reserves and write-downs in the future and increase the volatility of our operating results.

Introductions of new or advanced products and services could also adversely impact the sales of our existing products and services to consumers. For instance, the introduction or announcement of new or advanced products and services may shorten the life cycle of our existing products or reduce demand, thereby reducing any benefits of successful product or service introductions and potentially leading to challenges in managing write-downs or write-offs of inventory of existing products and services.

We have in the past experienced challenges managing the inventory of our products, which has led and may in the future lead to increased shipping costs for air freight in order to fulfill customer orders in a timely manner, which has affected our gross margin.

Adapting our production capacities to evolving patterns of demand is expensive, time-consuming and subject to significant uncertainties. We may not be able to adequately predict consumer trends and may be unable to adjust our production in a timely manner.

We market our products directly to consumers in the U.S. and a select number of international countries. If demand increases, we will be required to increase production proportionally. Adapting to changes in demand inherently lags behind the actual changes because it takes time to identify the change the market is undergoing and to implement any measures taken as a result. Finally, capacity adjustments are inherently risky because there is imperfect information, and market trends may rapidly intensify, ebb or even reverse. We have in the past not always been, and may in the future not be, able to accurately or timely predict trends in demand and consumer behavior or to take appropriate measures to mitigate risks and exploit opportunities resulting from such trends. Any inability in the future to identify or to adequately and effectively react to changes in demand could have a material adverse effect on our business, financial condition and results of operations.

Some of our products and services are in development or have been recently introduced into the market and may not achieve market acceptance, which could limit our growth and adversely affect our business, financial condition and results of operations.

Our portfolio of products and services continues to expand, and we are investing significant resources to enter into, and in some cases create, new markets for these products and services. We are continuing to invest in sales and marketing resources to achieve market acceptance of these products and services, but our technologies may not achieve general market acceptance. New products and services may also fail to achieve market acceptance similar to our existing products and services, such as the Owlet Smart Sock.

The degree of market acceptance of these products and services will depend on a number of factors, including:

•	perceived benefits from our products and services;

•	perceived cost effectiveness of our products and services;

•	perceived safety and effectiveness of our products and services;

•	our ability to obtain any required marketing authorizations for our products and services and the label requirements of any approvals we may obtain;

•	reimbursement available through government and private healthcare programs for using some of our products and services; and

•	introduction and acceptance of competing products and services or technologies.

If our products and services do not gain market acceptance or if our customers prefer our competitors’ products and services, our potential revenue growth would be limited, which would adversely affect our business, financial condition and results of operations.

If we are unable to successfully develop and effectively manage the introduction of new products and services, our business may be adversely affected.

We must successfully manage introductions of new or advanced products, such as the Owlet Dream Sock, Owlet BabySat, Owlet OTC Smart Sock and Owlet Band, and services, such as the development of our software platform. Development of new products and services requires the expenditure of considerable time and resources, but we may not be able to successfully develop and introduce such products on a timely basis, or at all. Products and services that are not well-received by the market may lead to excess inventory and discounting of our existing products and services. Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs and the sale of inventory at discounted prices, may affect our gross margin and could impair the strength of our brand. Reserves and write-downs for rebates, promotions and excess inventory are recorded based on our forecast of future demand. Actual future demand could be less than our forecast, which may result in additional reserves and write-downs in the future, or actual demand could be stronger than our forecast, which may result in increased shipping costs and a reduction to previously recorded reserves and write-downs in the future and increase the volatility of our operating results.

Introductions of new or advanced products and services could also adversely impact the sales of our existing products and services to consumers. For instance, the introduction or announcement of new or advanced products and services may shorten the life cycle of our existing products or reduce demand, thereby reducing any benefits of successful product or service introductions and potentially leading to challenges in managing write-downs or write-offs of inventory of existing products and services. In addition, some of our products are regulated by the FDA or foreign regulatory agencies as medical devices, which will require marketing authorization from the FDA or similar marketing authorization or certification from other applicable regulatory authorities or notified bodies prior to commercialization. New products and services, particularly those needing to meet FDA or other regulatory standards, may have higher manufacturing costs than legacy products and services, which could negatively impact our gross margins and operating results. Accordingly, if we fail to effectively manage introductions of new or advanced products and services, our business may be adversely affected.

We have in the past experienced challenges managing the inventory of our products, which has led and may in the future lead to increased shipping costs for air freight in order to fulfill customer orders in a timely manner, which has affected our gross margin and could impair the strength of our brand.

The size and expected growth of our addressable market has not been established with precision and may be smaller than we estimate.

Our estimates of the addressable market for our current products and services and future products and services are based on a number of internal and third-party estimates and assumptions, including birth rate, income levels and demographic profiles. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct. In addition, the statements in this prospectus relating to, among other things, the expected growth in the market for baby products and services are based on a number of internal and third-party estimates and assumptions and may prove to be inaccurate. For example, although we expect that the number of births will continue to increase, those trends could shift and the number of births could decrease. Furthermore, even if the birth rate increases as we expect, technological or medical advances could provide alternatives to our products and services and reduce demand. As a result, our estimates of the addressable market for our current or future products and services may prove to be incorrect. If the actual number of consumers who would benefit from our products and services, the price at which we can sell future products and services or the addressable market for our products and services is smaller than we estimate, it could have a material adverse effect on our business, financial condition and results of operations.

We spend significant amounts on advertising and other marketing campaigns to acquire new customers, which may not be successful or cost effective.

We market our products and services through a mix of digital and traditional marketing channels. These include paid search, digital display advertising, email marketing, affiliate marketing, and select print advertising. We also leverage our database of prospects and customers to further drive customer acquisition and referrals. We spend significant amounts on advertising and other marketing campaigns to acquire new customers, and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to acquire new customers and increase awareness of our products and services. While we seek to structure our marketing campaigns in the manner that we believe is most likely to encourage consumers to use our products and services, we may fail to identify marketing opportunities that satisfy our anticipated return on marketing spend as we scale our investments in marketing, accurately predict customer acquisition, or fully understand or estimate the conditions and behaviors that drive consumer behavior. Further, state, federal and foreign laws and regulations governing the privacy and security of personal information are evolving rapidly and could impact our ability to identify and market to potential and existing customers. If federal, state, or local laws governing our marketing activities become more restrictive or are interpreted by governmental authorities to prohibit or limit these activities, our ability to attract new customers and retain customers would be affected and our business could be materially harmed. In addition, any failure, or perceived failure, by us, to comply with any federal, state, or foreign laws or regulations governing our marketing activities could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain marketing strategies. If any of our marketing campaigns prove less successful than anticipated in attracting new customers, we may not be able to adequately recover our marketing spend, and our rate of customer acquisition may fail to meet market expectations, either of which could have a material adverse effect on our business, financial condition and results of operations. Our marketing efforts may not result in increased sales of our products and services.

Further, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising of our products and services. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute consumer actions on advertisers’ websites to the effectiveness of advertising campaigns run by us. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple’s related Privacy-Preserving Ad Click attribution, intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Similarly, Google recently announced that it plans to stop supporting third-party cookies in its Google Chrome browser. Further, Apple announced certain changes, including introducing an

AppTrackingTransparency framework that will limit the ability of mobile applications to request an iOS device’s advertising identifier and may also affect our ability to track consumer actions.

In addition, we believe that building a strong brand and developing and achieving broad awareness of our brand is critical to achieving market success. If any of our brand-building activities prove less successful than anticipated in attracting new customers, we may not be able to recover our brand-building spend, and our rate of customer acquisition may fail to meet market expectations, either of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our brand-building efforts will result in increased sales of our products and services.

If we are unable to continue to drive consumers to our website, it could adversely affect our revenue.

Many consumers find our website by searching for baby products and services through internet search engines or from word-of-mouth and personal recommendations. A critical factor in attracting visitors to our website is how prominently we are displayed in response to search queries. Accordingly, we use search engine marketing as a means to provide a significant portion of our customer acquisition. Search engine marketing includes both paid website visitor acquisition on a cost-per-click basis and visitor acquisition on an unpaid basis, often referred to as organic or algorithmic search.

One method we employ to acquire visitors via organic search is commonly known as search engine optimization (“SEO”). SEO involves developing our website in a way that enables the website to rank high for search queries for which our website’s content may be relevant. We also rely heavily on favorable recommendations from our existing customers to help drive traffic to our website. If our website is listed less prominently or fails to appear in search result listings for any reason, it is likely that we will attract fewer visitors to our website, which could adversely affect our revenue.

Our success depends substantially on our reputation and brand.

Our success is dependent in large part upon our ability to maintain and enhance our reputation and brand. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to actions taken (or not taken) with respect to social, environmental, and community outreach initiatives, the personal conduct of individuals actually, or perceived to be associated, with our brand, and our growth or rebranding strategies. We are heavily dependent on customers who use our products and services, in particular our Owlet Smart Sock, to provide good reviews and word-of-mouth recommendations to contribute to the growth of our brand and reputation. Customers who are dissatisfied with their experiences with our products and services or services may post negative reviews. We may also be the subject of blog, forum or other media postings that include statements that create negative publicity. If the FDA or other regulatory body makes public its determination that any of our products is a medical device that is not in compliance with applicable requirements, such as occurred in the FDA’s October 1, 2021 Warning Letter with respect to the Owlet Smart Sock, or takes some other public action such as issuing a public enforcement action or recommending or mandating a recall, customers may react negatively and stop purchasing or recommending our products or services, or may demand refunds. Our receipt of the Warning Letter may also adversely impact our reputation and relationship with customers, manufacturers, retailers and other third parties on whom our business relies, and the full extent of the impact of the Warning Letter on our relationship with those parties remains uncertain. Any negative reviews or publicity, whether real or perceived, disseminated by word-of-mouth, by the general media, by electronic or social networking means or by other methods, could harm our reputation and brand and could severely diminish consumer confidence in our products and services.

Operations in international markets will expose us to additional business, political, regulatory, operational, financial and economic risks.

Further expanding our business to attract customers in countries other than the United States is a key element of our long-term business strategy. International operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, and such exposure will increase as our international presence and activities increase. These risks include:

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	the imposition of costly and lengthy new export licensing requirements;

•	the imposition of requirements to maintain data and the processing of that data on servers located within the United States or in foreign countries;

•	a shortage of high-quality employees, sales people and distributors;
•	the loss of any key personnel that possess proprietary knowledge, or who are otherwise important to our success in certain international markets;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of new trade restrictions;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	compliance with or changes in foreign tax laws, regulations and requirements and economic and trade sanctions programs;

•	evolution in regulatory landscapes, such as on account of the UK leaving the European Union (“EU”), and uncertainties that arise from such evolution;

•	pricing pressure;

•	changes in foreign currency exchange rates;

•	laws and business practices favoring local companies;

•	political instability and actual or anticipated military or political conflicts;

•	financial and civil unrest worldwide;

•	outbreaks of illnesses, pandemics or other local or global health issues;

•	natural or man-made disasters;

•	the inability to collect amounts paid by foreign government customers to our appointed foreign agents;

•	longer payment cycles, increased credit risk and different collection remedies with respect to receivables; and

•	difficulties in enforcing or defending intellectual property rights.

In addition, we purchase a portion of our raw materials and components from international sources. The sale and shipment of our products and services across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations, including those related to conflict minerals. Compliance with such regulations is costly and we could be exposed to potentially significant penalties if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.

In June 2016, the UK held a referendum pursuant to which voters elected to leave the EU, commonly referred to as Brexit. The UK formally withdrew from the EU and ratified a trade and cooperation agreement (“TCA”) governing its future relationship with the EU. The TCA came into effect on January 1, 2021. The TCA addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things but does not specifically refer to medical devices. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the UK and the EU as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for medical device companies and increased restrictions on imports and exports throughout Europe, which could adversely affect our ability to conduct and expand our operations in Europe and which may have an adverse effect on our business, financial condition and results of operations. Additionally, Brexit may increase the possibility that other countries may decide to leave the EU in the future.

We face and expect to face increasing competition from other companies, many of which have substantially greater resources than we do. If we do not successfully develop and commercialize enhanced or new products and services that remain competitive with products and services or alternative technologies developed by others, we could lose revenue opportunities and customers, and our ability to grow our business would be impaired, adversely affecting our financial condition and results of operations.

We expect the industry in which we operate will continue to evolve and may be significantly affected by new product introductions and other market activities of industry participants. Certain potential competitors have substantially greater capital resources, larger product portfolios, larger user bases, larger sales forces and greater geographic presence, and have built relationships with retailers and distributors that may be more effective than ours. Our products and services face additional competition from companies developing products and services for use with third-party monitoring systems, as well as from companies that currently market similar products and services of their own, and may face further pressure from technology companies that have not historically operated in our industry.

Continuing technological advances and new product introductions within the home-use childcare electronics and service industry place our products and services at risk of obsolescence. Our long-term success depends upon the development and successful commercialization of new products and services, new or improved technologies and additional applications for our existing technologies, including products or applications that may be subject to the oversight of the FDA or comparable foreign regulatory authorities and could require marketing authorization by the FDA or similar marketing authorization or certification from comparable foreign regulatory authorities or notified bodies. The research and development process is time-consuming and costly and may not result in products and services or applications that we can successfully commercialize.

If we do not successfully adapt our products and services and applications, we could lose revenue opportunities and customers. Furthermore, in the event any of our products is regulated as a medical device and obtains marketing authorization from the FDA or similar marketing authorization or certification from comparable foreign regulatory authorities or notified bodies, one or more of our competitors may develop products that compete. For example, in the U.S., if any of our products is regulated as a medical device that is subject to and that obtains 510(k) clearance, competitors may develop products that the FDA determines are substantially equivalent to our products and may use our products as predicate devices to obtain regulatory clearances for their competing products.

Our business, financial condition, results of operations and growth may be impacted by the effects of the COVID-19 pandemic.

The COVID-19 pandemic may negatively impact our operations and revenues and overall financial condition by harming the ability or willingness of customers to pay for our products and services due to macro-economic conditions resulting from the pandemic or the operations of manufacturers, suppliers and other third parties with which we do business. These challenges will likely continue for the duration of the pandemic, which is uncertain, and the macro-economic effects of the pandemic will likely continue far beyond the duration of the pandemic.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Although the governor of Utah, where our headquarters are located, has not issued any “shelter-in-place” or “stay at home” orders, such orders could be instituted as the COVID-19 pandemic continues or worsens. We have taken a number of precautionary measures to manage our resources and mitigate the adverse impact of the pandemic, which is intended to help minimize the risk to our employees, customers, and the communities in which we operate. Employees at our headquarters and certain other employees have been asked to work from home where possible, with only limited access given to employees to work in the office when necessary. For roles that require employees to be on-site, we are providing protective equipment, practicing social distancing and increasing sanitizing standards. As the COVID-19 pandemic continues, other potential disruptions may include delays by applicable state or federal and foreign regulatory authorities or bodies in processing potential submissions to that regulatory authority or body, delays in product development efforts and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Owlet technologies. For example, as a result of the ongoing COVID-19 pandemic, regulatory review times have lengthened, and product introductions could be delayed or canceled, which would adversely affect our ability to grow our business in the United States and, particularly in light of the recent transition towards the new EU Medical Devices Regulation and reduced notified body capacity, in the EU. Moreover, if we do not obtain UKCA marking and certificates issued by UK notified bodies prior to the end of 2022, we will need to cease selling our products in the UK unless we receive an extension from the MHRA. In addition, even after “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19 are lifted, we may continue to experience disruptions to our business.

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, affecting our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the U.S. which may continue even after the pandemic subsides. The occurrence of any such events may lead to reduced disposable income which could adversely affect the number of our products and services sold after the pandemic has subsided. Further, although we have experienced growth in our sales volume during the COVID-19 pandemic, this and any other favorable impacts we have experienced in connection with the pandemic may subside, and the ultimate effect of COVID-19 on our sales volume and other results of operations could differ substantially from our expectations and our experience to date.

We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.

We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time-consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims may include but are not limited to personal injury and class action lawsuits, intellectual property claims and regulatory investigations relating to the advertising and promotional claims about our products and services and employee claims against us based on, among other things, discrimination, harassment or wrongful termination. Any one of these claims, even those without merit, may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.

We rely significantly on IT and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our business and our ability to operate our business effectively.

Increased global cybersecurity vulnerabilities, cybersecurity threats, and sophisticated and targeted cybersecurity attacks pose a risk to the security of our systems and networks, including the confidentiality, availability and integrity of any underlying information and data, and those of our users, customers, partners, suppliers and third-party service providers. Attacks upon IT systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. For example, we have been and in the future may be the target of phishing and other scams and attacks. We have not always been successful in detecting these attacks, and while we have not experienced any material loss or material expense relating to these cybersecurity attacks or other information security breaches, there can be no assurance that we will not suffer additional attacks or incur material financial consequences or expense in the future. Depending on the nature of the attack, a successful attack may also bring into question our internal control over financial reporting. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

Cybersecurity attacks in particular are evolving and because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations due to a loss of our trade secrets and confidential information, negative publicity and damage to our reputation, loss of customers, loss of or delay in market acceptance of our products and services, loss of competitive position, loss of revenue or liability for damages or other similar disruptions. As a result, there can be no assurance that our protective measures will prevent or detect security breaches that could have a significant impact on our business, reputation, financial condition and results of operations.

Our ability to effectively manage and maintain our internal business information, and to ship products and provide services to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning system and other information systems. Portions of our IT systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In addition, interfaces between our products and services and our customers’ computer networks could provide additional opportunities for cybersecurity attacks on us and our customers. The failure of these systems to operate or integrate effectively with other internal, customer, supplier or third-party service provider systems and to protect the underlying IT system and data integrity, including from cyberattacks, intrusions or other breaches or unauthorized access of these systems, or any failure by us to remediate any such attacks or breaches, may also result in damage to our reputation or competitiveness, delays in product fulfillment and reduced efficiency of our operations, and could require significant capital investments to remediate any such failure, problem or breach, all of which could adversely affect our business, financial condition and results of operations.

Any disruption of service at our third-party data and call centers or other cloud infrastructure services could interrupt or delay our ability to deliver our services to our customers.

Because our products and services are used by caregivers to monitor infants, it is critical that our products and services be accessible without interruption or degradation of performance. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them. Sustained or repeated system failures would reduce the attractiveness of our products or services to customers. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our products and services.

We currently host our products and services, serve our customers and support our operations in the U.S. primarily from third-party data and call centers and other cloud-based services. For example, we rely on cloud services and bespoke software services provided by Ayla Networks for our Owlet Smart Sock and Owlet Dream Sock product to support the transfer of data to the cloud and back to us and the user. Additionally, we rely on the data transfer services of ThroughTek to enable video viewing access for the Owlet Cam. We do not have control over the operations of the services or the facilities of any of those providers. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. We may not be able to easily switch our cloud operations to another cloud provider if there are disruptions or interference with such providers.

None of our third-party cloud-based providers has an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these providers on commercially reasonable terms, if our agreements with our providers are prematurely terminated, or if in the future we add additional cloud-based providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new providers. If these providers were to increase the cost of their services, we may have to increase the price of our products and services, and our operating results may be materially adversely affected.

We are subject to a number of risks related to the credit extended by our manufacturing providers.

Our manufacturers extend credit to us and may revoke that credit. We use that credit to scale operations and increase production of our products. If our manufacturers revoke our credit, it could adversely affect our ability to meet demand for our products and adversely affect our business, financial condition and results of operations.

We are subject to a number of risks related to the credit card and debit card payments we accept.

We accept payments through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees may require us to increase the prices we charge and would increase our operating expenses, either of which could have a material adverse effect on our business, financial condition and results of operations.

If we or our processing vendors fail to maintain adequate systems for the authorization and processing of credit and debit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our customers’ credit or debit cards on a timely basis, or at all, it could have a material adverse effect on our business, financial condition and results of operations.

The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated in exploiting weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher card-related costs, each of which could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We are subject to the Payment Card Industry Data Security Standard (“PCI DSS”) issued by the PCI Council, which includes guidelines with regard to the security policies and practices we should adopt regarding the physical and electronic storage, processing and transmission of cardholder data. Compliance with the PCI DSS and implementing related procedures, technology and information security measures requires significant resources and ongoing attention, and any security incident involving cardholder data could subject us to significant penalties and liability. Failure to comply with this standard may violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors. Any failure to comply fully also may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that such compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, cardholders and transactions.

If we are unable to maintain our chargeback rate or refund rates at acceptable levels, our processing vendor may increase our transaction fees or terminate its relationship with us. Any increases in our credit and debit card fees could harm our results of operations, particularly if we elect not to raise our rates for our products and services to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

We may need to raise additional capital in the future in order to execute our strategic plan, which may not be available on terms acceptable to us, or at all.

We have experienced recurring losses from operations and negative cash flows from operations, and we expect to continue operating at a loss for the foreseeable future. As of September 30, 2021, we had an accumulated deficit of $119.4 million and cash and cash equivalents of $114.9 million. We estimate that our available cash as of September 30, 2021 will be sufficient to meet our projected operating requirements for at least the next twelve months from the date the unaudited condensed consolidated financial statements were issued.

We may still need additional funding to fund our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings, or by other means. Our future capital requirements will depend on many factors, including:

•	the timing, receipt and amount of sales from our current and future products and services;

•	the cost of manufacturing, either ourselves or through third party manufacturers, our products and services;

•	the cost and timing of expanding our sales, marketing and distribution capabilities;

•	the terms and timing of any other partnership, licensing and other arrangements that we may establish;

•	the costs and timing of securing regulatory approvals or certifications;

•	any product liability or other lawsuits related to our current or future products and services;

•	the expenses needed to attract, hire and retain skilled personnel;

•	the costs associated with being a public company;

•	the duration and severity of the COVID-19 pandemic and its impact on our business and financial markets generally;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and
•	the extent to which we acquire or invest in businesses, products or technologies.

The FDA Warning Letter and the cessation of commercial distribution of the Smart Sock in the U.S. may have a material adverse effect on our ability to raise additional capital. Additional funds may not be available to us on acceptable terms on a timely basis, if at all.

If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected. We also could be required to seek funds through arrangements with partners or others that may require us to relinquish rights or jointly own some aspects of our technologies, products or services that we would otherwise pursue on our own.

Our loan and security agreement contains certain covenants and restrictions that may limit our flexibility in operating our business and any failure to satisfy those covenants and restrictions could adversely affect our business and financial condition.

Our loan and security agreement with Silicon Valley Bank (“SVB”) contains various affirmative and negative covenants and restrictions that limit our ability to engage in specific types of transactions, including:

•	conveying, selling, leasing, transferring, or otherwise disposing of certain assets;

•	consolidating, merging, selling or otherwise disposing of all or substantially all of our assets or acquiring all or substantially all of the capital stock or property of another person;

•	incurring specified types of additional indebtedness (including guarantees or other contingent obligations); and

•	paying dividends on, repurchasing or making distributions in respect of any capital stock or making other restricted payments, subject to specified exceptions.

In addition, under the loan and security agreement, we are required to satisfy and maintain certain financial ratios, including financial maintenance covenants. We obtained a waiver from SVB for a failure to maintain compliance with a financial covenant as of December 31, 2020, but cannot make assurances we will be able to satisfy these requirements in the future or, if we fail to satisfy these requirements, that will be able to negotiate a waiver or amendment with SVB as we have in the past. A breach of any of these ratios or covenants, including as a result of events beyond our control, would result in a default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding under the loan and security agreement immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of September 30, 2021, $15.0 million in aggregate principal amount was outstanding under the loan. See Note 5 to our accompanying unaudited condensed consolidated financial statements as of September 30, 2021 included in this prospectus.

Discontinuation, reform or replacement of the “Prime Rate,” as calculated and published by The Wall Street Journal, and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.

Regulators have suggested reforming or replacing certain benchmark rates, and the discontinuation, reform or replacement of the Prime Rate or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may also negatively impact interest expense related to borrowings under our loan and security agreement. Borrowings under our loan and security agreement bear interest either at the Prime Rate, or, if unavailable, at the rate announced by SVB as its prime rate in effect at its principal office in the State of California. We may in the future pursue amendments to our loan and security agreement to provide for a transition mechanism or other reference rate if the Prime Rate were discontinued, but we may not be able to reach agreement with our Lender on any such amendments. As a result, additional financing to replace any then-outstanding Prime Rate-based debt may be unavailable, more expensive or restricted by the terms of such outstanding indebtedness.

Changes in tax laws, including as a result of the 2020 U.S. presidential and congressional elections, may impact our future financial position and results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. In particular, the recent presidential and congressional elections in the U.S. could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers and suppliers. For example, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. No specific U.S. tax legislation has been proposed at this time and the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely affect our business, financial condition, results of operations and cash flows.

In addition, as we expand our business internationally, the application and implementation of existing, new or future international laws regarding indirect taxes (such as a Value Added Tax) could materially and adversely affect our business, financial condition and results of operations.

The applicability of sales, use and other tax laws or regulations on our business is uncertain. Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could subject us to additional tax liabilities and related interest and penalties, increase the costs of our products and adversely impact our business.

State, local and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect).

One or more states, countries or other jurisdictions may seek to impose sales, use, value added or other tax collection obligations on us, including for past sales. A successful assertion by a state, country or other jurisdiction that we should have been or should be collecting additional sales, use, value added or other taxes on our products could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, or otherwise harm our business, results of operations, and financial condition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial net operating losses (“NOLs”) since inception, and we may not achieve profitability in the future. U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration. U.S. federal NOLs generally may not be carried back to prior taxable years except that, under the Coronavirus Aid, Relief and Economic Security (CARES) Act, U.S. federal NOLs generated in 2018, 2019 and 2020 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. Additionally, for taxable years beginning after December 31, 2020, the deductibility of U.S. federal NOLs is limited to 80% of our taxable income in such taxable year. NOLs generated in tax years before 2018 may still be used to offset future taxable income without regard to the 80% limitation, although they have the potential to expire without being utilized if we do not achieve profitability in the future. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a corporation, as well as changes in ownership arising from new issuances of stock by the corporation. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other pre-change tax attributes if we undergo a future ownership change. We could experience one or more ownership changes in the future, including in connection with this Merger and as a result of future changes in our stock ownership, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset post-change taxable income may be subject to limitations. For these reasons, we may not be able to utilize a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

We have identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our condensed consolidated financial statements, cause us to fail to meet our periodic reporting obligations, or cause our access to the capital markets to be impaired.

In connection with the reissuance of our consolidated financial statements as of and for the fiscal year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. The identified material weaknesses in our internal control over financial reporting continued to exist as of December 31, 2020 and September 30, 2021.

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and financial reporting requirements. This material weakness contributed to the following additional material weaknesses:

•

We did not design and maintain effective controls over the segregation of duties related to journal entries. Specifically, certain personnel have the ability to both create and post journal entries within the Company’s general ledger system. This material weakness did not result in any adjustments to the condensed consolidated financial statements.

•

We did not design and maintain effective controls over the accounting for convertible preferred stock and warrant arrangements. Further, we did not design and maintain effective controls to verify the completeness and accuracy of sales returns and accrued sales tax. Each of these material weaknesses resulted in material adjustments to several account balances and disclosures in the consolidated financial statements as of and for the year ended December 31, 2019.

•

We did not design and maintain effective controls over IT general controls for information systems that are relevant to the preparation of our condensed consolidated financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel, (iii) computer operations controls to ensure that critical batch jobs are monitored, and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. This material weakness did not result in any adjustments to the condensed consolidated financial statements.

Additionally, each of the material weaknesses described above could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.

We have begun an implementation plan to remediate these material weaknesses. The remediation measures will be ongoing, and although not all inclusive, we expect the remediation measures to include hiring additional accounting and financial reporting personnel and implementing additional policies, procedures and controls, all of which will result in future costs for the Company.

To address these material weaknesses, we plan to take actions to improve our IT general controls, segregation of duties controls, period-end financial reporting controls, and journal entry controls. However, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. Our efforts may not remediate these material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our condensed consolidated financial statements that could result in a restatement of our condensed consolidated financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal controls could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.

Additionally, on April 12, 2021, the staff of the SEC issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Following the issuance of the SEC Statement, SBG concluded that it was appropriate to restate its previously issued audited financial statements as of and for the period ended December 31, 2020, and as part of such process, SBG identified a material weakness in its internal control over financial reporting. SBG’s management implemented changes in internal control over financial reporting during second quarter of 2021 designed to remediate a material weakness solely related to the presentation of the Company’s warrants as equity instead of liability. We will continue to expend a substantial amount of effort and resources, to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements. Our plans also include increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

As a public company, we will be required pursuant to Section 404(a) of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in internal control over financial reporting. Once we cease to be an emerging growth company, our independent registered public accounting firm will also be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act, to attest to the effectiveness of our internal control over financial reporting in each annual report on Form 10-K to be filed with the SEC. We are required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

Risks Related to Regulation of Our Industry and Products

We are required to obtain and maintain marketing authorizations from the FDA for medical device products in the U.S., which can be a lengthy and time-consuming process, and a failure to do so on a timely basis, or at all, could severely harm our business.

We are developing certain products, including the Owlet BabySat and Owlet OTC Smart Sock, that we believe are regulated as medical devices. Certain other products we are developing, such as the Owlet Band, may also be regulated as medical devices depending on their intended use. Although we do not believe the Owlet Dream Sock will be regulated as a medical device, the FDA and other regulators may disagree. In response to inquiries from the FDA and regulatory authorities in other jurisdictions regarding the marketing of the Owlet Smart Sock, we have communicated our belief that the Owlet Smart Sock is not a medical device and does not require marketing authorization from the FDA or similar clearance, approval, certification, or other authorization from such other regulatory authorities. However, the FDA and certain other regulatory authorities have expressed they do not agree with that conclusion and have required us to obtain such marketing authorization, clearance, approval, and/or certification to continue to sell the product. For example, the FDA sent us the Warning Letter on October 1, 2021 stating that the Owlet Smart Sock was an adulterated medical device being marketed without FDA approval, clearance or authorization, and requested that we stop commercial distribution of the Owlet Smart Sock. Pursuant to the FDA’s request, we ceased commercial distribution of the Owlet Smart Sock in the U.S. on October 21, 2021, and we plan to pursue marketing authorization for the features of the Owlet Smart Sock that the FDA believes make it a medical device.

Medical devices are subject to extensive regulation in the U.S. by local government, state government and the federal government, including by the FDA. The FDA regulates virtually all aspects of a medical device’s design, development, testing, manufacturing, labeling, storage, record keeping, reporting, sale, promotion, distribution and shipping. In the

U.S., unless an exemption applies, any medical device that we seek to market in the U.S. must first undergo the FDA’s premarket review pursuant to the FDCA, and must receive the FDA’s marketing authorization either via clearance of a 510(k) premarket notification, de novo classification, or approval of a PMA application, depending on the type of device. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence.

In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. However, some devices are automatically subject to the PMA pathway regardless of the level of risk they pose because they have not previously been classified into a lower risk class by the FDA. Manufacturers of these devices may request that the FDA review such devices in accordance with the de novo classification procedure, which allows a manufacturer whose novel device would otherwise require the submission and approval of a PMA prior to marketing to request down-classification of the device on the basis that the device presents low or moderate risk. If the FDA agrees with the down classification, the applicant will then receive authorization to market the device. This device can then be used as a predicate device for future 510(k) submissions.

Modifications to products that are approved through a PMA application may require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) premarket notification or de novo classification may require a new 510(k) clearance. The PMA approval, de novo classification, and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA and de novo classification generally require the performance of one or more clinical trials, and a 510(k) clearance sometimes requires clinical data to support clearance. Despite the time, effort and cost, any particular device may not be authorized for marketing by the FDA. Any delay or failure to obtain necessary marketing authorizations could harm our business.

Even if marketing authorization is granted, such marketing authorization may be limited to only certain indications for use. Medical devices may be marketed only for the indications of use for which they are authorized. Additionally, the FDA might not grant marketing authorizations on a timely basis, if at all, for products or new uses of existing products that are regulated as medical devices and that are determined to require such marketing authorization. In addition, even if FDA marketing authorization is obtained, if safety or effectiveness problems are later identified with any medical device products, we may need to initiate a product recall.

To support any submissions to the FDA seeking marketing authorizations, we may be required to conduct clinical testing of our product candidates. Such clinical testing must be conducted in compliance with FDA requirements pertaining to research with human subjects. Among other requirements, we must obtain informed consent from study subjects and approval by institutional review boards (“IRB”) before such studies may begin. We must also comply with other FDA requirements such as monitoring, record-keeping, reporting and the submission of information regarding certain clinical trials to a public database maintained by the National Institutes of Health. In addition, if the study involves a significant risk device, we are required to obtain the FDA’s approval of the study under an Investigational Device Exemption (“IDE”). Compliance with these requirements can require significant time and resources. If the FDA determines that we have not complied with such requirements, the FDA may refuse to consider the data to support our submissions seeking marketing authorization or may initiate enforcement actions.

Moreover, clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful. We may also be delayed in our clinical trials, including as related to, among other things: obtaining authorization to initiate clinical trials; reaching agreement on acceptable terms with vendors, clinical trial sites, and contract research organizations; obtaining IRB approvals, recruiting subjects and having them complete the study; experiencing deviations from clinical trial protocols; and adding new clinical sites. We could encounter delays if a clinical trial is suspended or terminated due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our medical device products we seek to develop, the commercial prospects of our proposed products will be harmed, and our ability to generate product revenues from any of these products will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and jeopardize our ability to generate product sales and revenues.

The FDA’s interpretations of its laws and regulations are subject to change. If the FDA changes its policy or concludes that the marketing of any of our products is not in accordance with current policies, regulations or statutory requirements, or if the FDA changes its applicable policies or if changes are introduced to applicable laws or regulations, we may be required to seek clearance or approval for these products through the 510(k), de novo classification or PMA processes, may not be permitted to continue marketing these products until marketing authorization is obtained, or may be the subject of regulatory enforcement actions.

We will be required to obtain and maintain regulatory authorizations, including clearances or approvals, or other certifications in order to commercialize certain of our products in certain international markets. Failure to obtain such regulatory authorizations or certifications in relevant foreign jurisdictions may prevent us from marketing medical device products abroad.

We currently market and intend to continue to market our products and services internationally. We expect certain of our pipeline products to be regulated as medical devices, and we have received communications from certain regulatory authorities inquiring as to the regulatory status of our Owlet Smart Sock, and whether such product is regulated as a medical device in such jurisdictions. In these communications, some regulatory authorities have asserted that the Owlet Smart Sock is a medical device that must comply with medical device requirements in those jurisdictions. For example, the MHRA, the regulatory authority responsible for the UK medical device market, has asserted that the Owlet Smart Sock requires certification by a notified body and subsequent registration as a medical device in the UK, but has indicated it will allow us to continue to market the Owlet Smart Sock until the end of 2022 without such certification or registration. We plan to pursue such certification and registration for the Owlet Smart Sock in the UK.

Outside of the U.S., we can generally market a medical device only if we receive a certification by a notified body, i.e., an organization accredited or designated by a member state (in the European Economic Area (“EEA”)) or a marketing authorization from other foreign regulatory authorities (and meet certain pre-marketing requirements) and, in some cases, pricing approval, from the appropriate regulatory authorities. The path to market varies among international jurisdictions and may require additional or different product testing than required to obtain FDA marketing authorization. We may be unable to obtain foreign certifications or marketing authorizations on a timely basis, if at all, and we may also incur significant costs in attempting to obtain foreign certifications or marketing authorizations. For example, we may not be able to obtain certification of the Owlet Smart Sock by a notified body and subsequent registration as a medical device in the UK before the end of 2022, at which point we would be required to cease marketing the Owlet Smart Sock in the UK, unless the MHRA grants us an extension.

In order to sell medical devices in the EU, products must comply with the general safety and performance requirements of the EU Medical Devices Regulation (2017/745 or “MDR”). Compliance with these requirements is a prerequisite to be able to affix the European Conformity (“CE”) mark to medical devices, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the MDR including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to any medical devices, which would prevent us from selling them within the EU. The aforementioned EU rules are generally applicable in the EEA. Non-compliance with the above requirements would also prevent us from selling medical devices in these countries.

In addition, marketing authorization by the FDA does not ensure marketing authorization, including clearance or approval, or other certification by foreign regulatory authorities or notified bodies. However, a failure to obtain such marketing authorization by the FDA may have a negative impact on our ability to obtain any necessary marketing authorizations, including clearances or approvals, or similar certifications in foreign jurisdictions. Moreover, certifications or marketing authorizations from one foreign regulatory authority or notified body does not ensure certification or marketing authorization by any other foreign regulatory authority or notified body or by the FDA. If we fail to receive necessary certifications or marketing authorizations to commercialize our products in foreign jurisdictions on a timely basis, or at all, or if we later lose such certifications or marketing authorizations, our business, financial condition and results of operations could be adversely affected. Furthermore, foreign regulatory requirements may change from time to time, which could adversely affect our ability to market new products and services, or continue to market existing products and services, internationally.

In Europe, the Medical Devices Regulation (2017/745 or “MDR”), which is directly applicable in all EEA Member States without the need for adoption of EEA Member State laws implementing them has established a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and seeks to ensure a high level of safety and health while supporting innovation, among other things. The MDR became applicable on May 26, 2021. Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the MDR with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements. The new regulation among other things:


strengthens the rules on placing devices on the market (e.g. reclassification of certain devices and wider scope than the EU Medical Devices Directive) and reinforce surveillance once they are available;

establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

imposes an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;

improves the traceability of medical devices throughout the supply chain to the end user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;

sets up a central database (Eudamed) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and

strengthens the rules for the assessment of certain high-risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

These modifications are likely to have an effect on the way we conduct our business in the EEA. For example, as a result of the transition towards the new regime, notified body review times have lengthened, and product future introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business and our future products.

As a result of Brexit, the EU Medical Devices Regulation (Regulation (EU) No 2017/745) will not be implemented in the UK, and previous legislation that mirrored the EU Medical Devices Regulation in the UK law has been revoked. The regulatory regime for medical devices in Great Britain (England, Scotland and Wales) will continue to be based on the requirements derived from current EU legislation, and the UK may choose to retain regulatory flexibility or align with the EU Medical Devices Regulation going forward. CE markings will continue to be recognized in the UK, and certificates issued by EU-recognized notified bodies will be valid in the UK, until June 30, 2023. For medical devices placed on the market in Great Britain after this period, the UKCA, marking will be mandatory. In contrast, UKCA marking and certificates issued by UK notified bodies will not be recognized on the EU market. The TCA does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). For medical devices that are locally manufactured but use components from other countries, the “rules of origin” criteria will need to be reviewed. Depending on which countries products will be ultimately sold in, manufacturers may start seeking alternative sources for components if this would allow them to benefit from no tariffs. The rules for placing medical devices on the Northern Ireland market will differ from those in Great Britain.

We have relied and expect to continue to rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain marketing authorization or other required certifications to commercialize our medical device products and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third parties for execution of our nonclinical and clinical studies, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our third party contractors may be required to comply with Good Clinical Practice requirements (“GCPs”) and Good Laboratory Practice requirements (“GLPs”) which are regulations and guidelines enforced by the FDA and other regulatory authorities for the conduct of certain clinical and nonclinical studies, respectively. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, and other contractors. If we or any of our third party contractors fail to comply with applicable regulations, the data generated in our studies may be deemed unreliable and the FDA and other regulatory authorities or bodies may require us to perform additional nonclinical and clinical studies before issuing any marketing authorizations or other certifications for any medical device products we seek to market. Upon inspection by a given regulatory authority, such regulatory authority may determine that our clinical studies do not comply with GCP regulations. Our or our third party contractors’ failure to comply with these regulations may require us to repeat clinical studies, which would delay or prevent any required marketing authorization or similar certification from being granted.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. In addition, our contractors are not our employees, and except for remedies available to us under our agreements with them, we cannot control whether or not they devote sufficient time and resources to our development programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our studies may be extended, delayed, or terminated and we may not be able to obtain marketing authorizations or other required certifications to successfully commercialize our proposed medical device products. Third parties may also generate higher costs than anticipated. As a result, our results of operations and the commercial prospects for our proposed products would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

We rely on third parties to manufacture our products. Failure of those third parties to provide us with sufficient quantities of our products, in compliance with applicable regulatory requirements, or to do so at acceptable quality levels or prices could adversely impact our business.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to completely manufacture our commercial products or our development-stage products, and we lack the resources and the capability to manufacture any of our current or future products in the future. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with applicable regulatory requirements for any medical device products we seek to market. For example, the FDA requires adherence to current good manufacturing practice requirements for medical devices, known as the Quality System Regulation (“QSR”). If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulators, our products may not be able to be lawfully marketed. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority or notified body does not consider these facilities adequate for the manufacture of our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing authorization or similar certification for or to market any medical device products we may seek to develop and commercialize.

We rely on third-party manufacturers to purchase from third-party suppliers the materials necessary to produce our products. There are a limited number of suppliers for raw materials that are used in the manufacture of our products and that we anticipate will be able to supply materials for the production of our future products, and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. If our manufacturers or we are unable to purchase these raw materials, the commercial launch of any medical device products we may seek to develop would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of such products, if authorized for marketing.

We expect to continue to depend on third-party contract manufacturers for the foreseeable future. We have not entered into long-term agreements with our current contract manufacturers or with any alternate suppliers, and we may be unable to enter into such an agreement or do so on commercially reasonable terms.

Regulatory reforms may impact our ability to develop and commercialize our products and services and technologies.

From time to time, legislation is drafted and introduced that could significantly change the regulatory frameworks governing our products and services. In addition, regulations and guidance are often revised or reinterpreted by the government agency in ways that may significantly affect our business or products and services. FDA requirements related to digital health have evolved over time as the FDA has gained additional experience with these kinds of products and modified its approach to regulation in light of changes to its statutory authority. For example, in 2016, the 21st Century Cures Act was enacted to, among other things, amend the FDCA to remove certain software functions from the definition of a “device.” The FDA also issued guidance in 2016, which was updated in 2019, establishing a policy of enforcement discretion for certain low risk general wellness products, including certain such products with software functions. The FDA’s approach to digital health continues to evolve. Any new statutes, regulations, or policies, or revisions or reinterpretations of existing statutes, regulations, or policies, including those in the digital health area, may increase our costs or subject us to additional regulation or the need for marketing authorization or similar certification requirements for our products, or may lengthen review times of certain products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute such products.

We cannot predict the likelihood, nature, or extent of the impact on our business of any legislation, regulations, or reinterpretations thereof that may be enacted or adopted in the future. However, future regulatory changes could make it more difficult for us to obtain or maintain any necessary marketing authorization or certification for our products and services, or to develop and commercialize future medical devices and technologies. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we would not be able to market the affected products and may lose any marketing authorizations or certifications that we may have obtained, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

Promotion of any medical devices using claims that are off-label, unsubstantiated, false or misleading could subject us to substantial penalties.

Obtaining FDA marketing authorization would permit us to promote the subject medical device only for the specific use(s) cleared or approved by the FDA. Use of a medical device outside its cleared or approved indications is known as “off-label” use. Although physicians may use any medical devices we market off-label because the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine, we are prohibited from marketing or promoting any medical devices for off-label use. While we may pursue FDA marketing authorizations for certain indications for any medical devices we seek to market, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any authorized product as a condition of marketing authorization. If the FDA determines that our products were promoted for off-label use, or that false, misleading or inadequately substantiated promotional claims have been made by us or our commercial partners, it could request that we or our commercial partners modify those promotional materials or take regulatory or enforcement actions, including the issuance of an untitled letter or warning letter, injunction, seizure, civil fine and criminal penalties. For example, the FDA sent us the Warning Letter on October 1, 2021 stating that the Owlet Smart Sock was an adulterated medical device being marketed without FDA approval, clearance or authorization and requested that we stop commercial distribution of the Owlet Smart Sock. Pursuant to the FDA’s request, we ceased commercial distribution of the Owlet Smart Sock in the U.S. on October 21, 2021. While certain U.S. courts have held that truthful, non-misleading, off-label information is protected under the First Amendment under certain circumstances, the FDA continues to take the position that off-label promotion is subject to enforcement action.

It is also possible that other federal, state or foreign enforcement authorities may take action if they consider our communications, including promotional or training materials, to constitute promotion of an uncleared, uncertified or unapproved use of a medical device. If not successfully defended, enforcement actions related to off-label promotion could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In any such event, our reputation could be damaged, adoption of our products could be impaired and we could be subject to extensive fines and penalties.

Additionally, we must have adequate substantiation for the claims we make for our products and services. If any of our claims are determined to be false, misleading or deceptive, our products and services could be considered misbranded under the FDCA or in violation of the Federal Trade Commission Act. We could also face lawsuits from our competitors under the Lanham Act alleging that our marketing materials are false or misleading.

Foreign jurisdictions have their own laws and regulations concerning medical device marketing authorizations and certifications, including communications, claims and promotional or training materials surrounding those medical devices. Failure to comply with those laws and regulations could result in actions against us, including fines, penalties and exclusion from the market. Any such actions could adversely affect our ability to market new products and services or continue to market existing products and services in those jurisdictions.

If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products and services, these products and services could be subject to restrictions or withdrawal from the market. Our actual or perceived failure to comply with such obligations could harm our business, and changes in such regulations or laws could require us to modify our products and services or marketing or advertising efforts.

Our products and services, along with the manufacturing processes, labeling and promotional activities for our products and services, may be subject to continual review by the FDA, the U.S. Federal Trade Commission (“FTC”), the U.S. Consumer Product Safety Commission (“CPSC”) or other regulatory bodies, including their counterparts in international jurisdictions, depending on the product and whether such product is a medical device.

Failure by us or one of our suppliers to comply with statutes and regulations administered by any of these regulatory bodies that are applicable to any medical devices we market, or with any applicable statutes and regulations administered by other regulatory bodies, could result in, among other things, any of the following:

•	warning letters or untitled letters issued by the FDA or FTC and their counterparts in international jurisdictions;

•	litigation, fines, civil penalties, in rem forfeiture proceedings, injunctions, consent decrees and criminal prosecution;

•	import alerts and holds;

•	unanticipated expenditures to address or defend such actions;

•	delays in clearing or approving, or refusal to clear or approve, our products, where applicable;

•	withdrawals or suspensions of clearance or approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies, where applicable;

•	product recalls or seizures;

•	adverse publicity;

•	orders for device repair, replacement or refund;
•	interruptions of production or inability to export to certain foreign countries; and

•	operating restrictions.

If any of these items were to occur, it would harm our reputation and adversely affect our business, financial condition and results of operations.

Changes in and failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of health-related and other personal information, including information we collect about children and infants, their parents and other consumers who purchase our products and services, as well as information that we may now or in the future collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures, or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., the Health Insurance Portability and Accountability Act (“HIPAA”) imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners.

In addition, California enacted the California Consumer Privacy Act (“CCPA”) on June 28, 2018, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the European Union General Data Protection Regulation (“GDPR”) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. The GDPR imposes strict obligations on the ability to process health-related and other personal data of individuals within the EEA, including in relation to use, collection, analysis, and transfer (including cross-border transfer) of such personal data. The law is also developing rapidly and, in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the U.S. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. We will be required to implement the revised standard contractual clauses, in relation to relevant existing contracts and certain additional contracts and arrangements, within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.

In addition, EU and EEA Member States may impose further obligations relating to the processing of genetic, biometric or health data, which could further add to our compliance costs and limit how we process this information. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, we have to comply with the GDPR and also the UK GDPR (“UK GDPR”), which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. Furthermore, other international jurisdictions, including Singapore, South Korea, China, Brazil, Mexico and Australia, have also implemented laws relating to data privacy and protection.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

To the extent we market any medical devices or other healthcare products and services, our relationships with customers, physicians and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners, or vendors violate these laws, we could face substantial penalties.

To the extent we market any medical devices or other healthcare products and services, our relationships with customers, physicians, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. These laws may impact, among other things, our proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. A person or entity does not have to have actual knowledge of this statute or specific intent to violate it to have committed a violation;

•

federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal government programs that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, including federal healthcare programs. In addition, the government may assert that claim includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statute;

•

HIPAA, which created new federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not have to have actual knowledge of this statute or specific intent to violate it to have committed a violation;

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians, as defined by such law, certain other healthcare providers beginning in 2022 and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•	state and foreign equivalents of each of the healthcare laws described above, some of which may be broader in scope.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or any arrangements with physicians, could be subject to challenge under one or more of such laws. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions or significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, any regulatory approvals (as applicable) and commercialization of our products outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws. Any action against us for violation of these laws, even if we successfully defend against such action, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Expanding our commercial strategy based on third-party payor coverage and reimbursement may not be successful and will subject us to new risks, including, without limitation, changes in third-party payor coding, coverage and reimbursement rates for our products that obtain FDA authorization which could affect the adoption of such products and negatively impact our future revenue.

With respect to our current products, including the Owlet Smart Sock, Owlet Cam and Owlet Dream Lab, we utilize a direct-to-consumer model where consumers purchase our products directly from us or one of our retailers. Currently, these products are not covered or reimbursed by any third-party payor. We are actively developing a strategy to enable healthcare providers to obtain reimbursement for products for which we successfully obtain FDA authorization, including the Owlet BabySat, or the services associated with such products. However, this new strategy may not be successful as payors may refuse to provide coverage and reimbursement for these products even if we obtain FDA authorization.

In the U.S., healthcare providers who may purchase these products generally rely on third-party payors, including Medicare, Medicaid and private health insurance plans, to pay for all or a portion of the cost of our products. To contain costs of new technologies, governmental healthcare programs and third-party payors are increasingly scrutinizing new and existing medical devices by requiring extensive evidence of favorable clinical outcomes. To the extent we market any medical devices, are successful in obtaining FDA marketing authorization to the extent applicable, and third-party payors determine that our products are medically necessary and clinically effective, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Third-party payors regularly update reimbursement amounts and may also revise the methodologies from time to time used to determine reimbursement amounts. This includes routine updates to payments to physicians for services provided. These updates could directly impact the demand for our products. Although we believe that healthcare providers may be able to bill third-party payors using existing Current Procedural Terminology (“CPT”) codes for the remote monitoring of patients using products for which we obtain FDA authorization, including the initial set-up and patient education on the use of such products, their inability to obtain adequate reimbursement from third-party payors may adversely affect our business.

In addition, foreign jurisdictions have their own unique healthcare systems and regulation regimes that differ substantially from the U.S. and other international markets. Successfully navigating those regimes will require significant resources and may ultimately be unsuccessful. As a result, our financial performance could be harmed, our costs could increase, and our ability to generate revenue could be delayed.

Given the evolving nature of the healthcare industry and on-going healthcare cost reforms, the likelihood of success of our new commercial strategy is, and will continue to be, subject to changes in the level of third-party payor coverage and reimbursement for these products and services.

Legislative and regulatory changes in the healthcare industry could have a negative impact on our financial performance. Furthermore, our business, financial condition, results of operations and cash flows could be significantly and adversely affected by healthcare reform legislation in the U.S. or in potential key international markets.

Changes in the healthcare industry in the U.S. and abroad could adversely affect the demand for our potential medical devices and the way in which we conduct our business. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), enacted in 2010, required most individuals to have health insurance, established new regulations on health plans, created insurance-pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. Since its enactment, there have been legislative, executive and judicial challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA or our business.

Any medical devices we market and related business activities would be subject to rigorous regulation by the FDA and other federal, state and international governmental authorities. These authorities and members of Congress have been increasing their scrutiny over the medical device industry. In recent years, Congress, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and the Department of Defense have issued subpoenas and other requests for information to medical device manufacturers, primarily related to financial arrangements with healthcare providers, regulatory compliance and marketing and product promotional practices. Furthermore, certain state governments have enacted legislation to limit or increase transparency of interactions with healthcare providers, pursuant to which we are required by law to disclose payments and other transfers of value to healthcare providers licensed by certain states.

We anticipate that the government will continue to scrutinize the medical device industry closely, and any new regulations or statutory provisions could result in delays or increased costs during the periods of product development, clinical trials and regulatory review and marketing authorization or certification, as applicable, as well as increased costs to assure compliance.

Our employees, consultants, sales agents, distributors and other commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, consultants, sales agents, distributors and other commercial partners may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the regulations of the FDA and other U.S. healthcare regulators, as well as non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the U.S. and abroad or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of medical devices, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by our employees, sales agencies, distributors and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

We may be subject to regulatory reporting requirements if our products and services cause or contribute to a death or serious injury or malfunction in a way that would likely cause or contribute to a death or serious injury, or in certain other scenarios, and we may need to initiate voluntary corrective actions such as the recall of our products.

Regulatory agencies in many countries require us to report potential safety issues with our products and services under a variety of circumstances. For example, the FDA’s Medical Device Reporting regulations require that for any medical device we market, we report when we become aware of information that reasonably suggests that the product may have caused or contributed to a death or serious injury, or has malfunctioned in a way that, if the malfunction were to recur, would likely cause or contribute to a death or serious injury. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the implant system. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products or delay in clearance of future products. Similarly, under the CPSC consumer product reporting requirements, we are required to report to the CPSC any incident in which a CPSC-regulated product of ours creates an unreasonable risk of serious injury or death, contains a defect which could create a substantial product hazard, fails to comply with an applicable consumer product safety rule, or fails to comply with any other rule, regulation, standard or ban enforced by the CPSC. In addition, all manufacturers placing medical devices on the market in the EEA are legally required to immediately report any serious incidents and field safety corrective actions involving products produced or sold by the manufacturer to the relevant authority in those jurisdictions where any such incident occurred. As to general consumer products, where manufacturers and distributors know or ought to know that a product that they have placed on the market poses risks to the consumer that are incompatible with the general safety requirements, they shall immediately inform the relevant authority in the relevant jurisdictions. The FDA, CPSC and similar foreign regulatory authorities have the authority to require the recall of our commercialized products under certain circumstances and depending on the type of product. For example, the FDA must find that there is a reasonable probability that a medical device would cause serious adverse health consequences or death in order to require a recall. The standard for ordering a mandatory recall may be different for each regulatory agency and in foreign jurisdictions. In addition, manufacturers may, under their own initiative, correct or remove a marketed product for any reason and under any circumstance, which may constitute a recall if the product violates applicable laws. A government-mandated or voluntary recall by us or by one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues.

We may initiate certain field actions, such as a correction or removal of our products in the future. Any correction or removal initiated by us to reduce a health risk posed by a medical device, or to remedy a regulatory violation caused by the device that may present a risk to health, must be reported to the FDA. Other regulatory authorities may have similar reporting requirements. If the regulatory agency subsequently determines that a report was required for a correction or removal of our products that we did not believe required a report, we could be subject to enforcement actions.

Any recalls of our products or enforcement actions would divert managerial and financial resources and could have an adverse effect on our financial condition and results of operations. In addition, given our dependence upon consumer perceptions, any negative publicity associated with any recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We face the risk of product liability claims and the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur.

Our products are predominantly used in the home and expose us to product liability claims and product recalls, including, but not limited to, those that may arise from off-label use, malfunctions, design flaws or manufacturing defects related to our products or the use of our products with incompatible components or systems. In addition, as we continue to expand our product portfolio, we may enter or create new markets, including consumer markets, which may expose us to additional product liability risks. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranty. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in decreased demand for our current or future products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to customers, regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions, loss of revenue, and the inability to sell our current or any future products.

Our product liability insurance may not be sufficient to cover any or all damages for product liability claims that may be brought against us in the future. Furthermore, we may not be able to obtain or maintain insurance in the future at satisfactory rates or in adequate amounts to protect us against any product liability claims. Additionally, the laws and regulations regarding product liability are constantly evolving, both through the passage of new legislation at the state and federal levels and through new interpretations of existing legislation. As the legal and regulatory landscape surrounding product liability change, we may become exposed to greater liability than currently anticipated.

We may incur environmental and personal injury liabilities related to certain hazardous materials used in our operations.

Certain manufacturing processes for our products may involve the storage, use, generation and disposal of certain hazardous materials and wastes, including lead, silicone adhesives, solder and solder paste, sealants, epoxies and various solvents such as methyl ethyl ketone, acetone and isopropyl alcohol. As a result, we are subject to certain environmental laws, as well as certain other laws and regulations, which restrict the materials that can be used in our products or in our manufacturing processes. For example, products that we sell in Europe are subject to regulation in the EU markets under the Restriction of the Use of Hazardous Substances Directive (“RoHS”). RoHS prohibits companies from selling products that contain certain hazardous materials in EU Member States. In addition, the EU’s Registration, Evaluation, Authorization, and Restriction of Chemicals Regulation also restricts substances of very high concern in products. Compliance with such regulations may be costly and, therefore, we may incur significant costs to comply with these laws and regulations.

In addition, new environmental laws may further affect how we manufacture our products, how we use, generate or dispose of hazardous materials and waste, or further affect what materials can be used in our products. Any required changes to our operations may increase our manufacturing costs, detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects.

In connection with our research and manufacturing activities, we use, and our employees may be exposed to, materials that are hazardous to human health, safety or the environment. The risk of accidental injury to our employees or contamination from these materials cannot be eliminated, and we could be held liable for any resulting damages, the related liability for which could exceed our reserves. We do not specifically insure against environmental liabilities.

If an enforcement action were to occur, our reputation and our business and financial condition may be harmed, even if we were to prevail or settle the action on terms favorable to us.

Changes to government immigration regulations may materially affect our workforce and limit our supply of qualified professionals, or increase our cost of securing workers.

We recruit professionals on a global basis and must comply with the immigration laws in the countries in which we operate, including the U.S. Some of our employees are working under Owlet-sponsored temporary work visas, including H1-B visas. Statutory law limits the number of new H1-B temporary work permit petitions that may be approved in a fiscal year. Furthermore, there is a possibility that the current U.S. immigration visa program may be significantly overhauled, and the number of H1-B visas available, as well as the process to obtain them, may be subject to significant change. Any resulting changes to this visa program could impact our ability to recruit, hire and retain qualified skilled personnel. If we are unable to obtain work visas in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected.

Changing laws and increasingly complex corporate governance and public disclosure requirements could have an adverse effect on our business and operating results.

Changing laws, regulations and standards relating to corporate governance and public disclosure and new regulations issued by the SEC and the NYSE have and will create additional compliance requirements for us. For example, the Dodd-Frank Act includes provisions regarding, among other things, advisory votes on named executive officer compensation and “conflict minerals” reporting. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business, financial condition and results of operations. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses. To maintain high standards of corporate governance and public disclosure, we have invested in, and intend to continue to invest in, reasonably necessary resources to comply with evolving standards.

In addition, stockholder litigation surrounding executive compensation and disclosure of executive compensation has increased with the passage of the Dodd-Frank Act. Furthermore, our stockholders may not continue to approve our advisory vote on named executive officer compensation that is required to be voted on by our stockholders annually pursuant to the Dodd-Frank Act. If we are involved in a lawsuit related to compensation matters or any other matters not covered by our directors’ and officers’ liability insurance, we may incur significant expenses in defending against such lawsuits, or be subject to significant fines or required to take significant remedial actions, each of which could adversely affect our business, financial condition and results of operations.

Changes in the regulation of the internet could adversely affect our business.

Laws, rules and regulations governing internet communications, advertising and e-commerce are dynamic, and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, marketing and advertising, user privacy and data security, search engines and internet tracking technologies. Governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. In the U.S., federal and state governments have enacted, and may in the future enact, legislation or regulations impacting the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, limits on behavioral or targeted advertising and/or means to make it easier for internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the decreased effectiveness or use of third-party cookies and other methods of online tracking, targeting or re-targeting. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms and consequently, materially and adversely affect our business, financial condition and results of operations. Further, in the EU and the UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an EU regulation known as the ePrivacy Regulation, which will significantly increase fines for non-compliance. In the EU and the UK, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities.

Future taxation on the use of the internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could increase our operating expenses and expose us to significant liabilities. To the extent any such regulations require us to take actions that negatively impact us, they could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

Our success depends in part on our proprietary technology, and if we are unable to obtain, maintain or successfully enforce our intellectual property rights, the commercial value of our products and services will be adversely affected, our competitive position may be harmed and we may be unable to operate our business profitably.

Our intellectual property includes the content of our website, our software code, our unregistered copyrights, our registered and unregistered trademarks, and our patents and patent applications. Our success and ability to compete depend in part on our ability to maintain and enforce existing intellectual property and to obtain, maintain and enforce further intellectual property protection for our products and services, both in the U.S. and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party and employee confidentiality and assignment agreements. Our intellectual property rights could also be challenged, invalidated, infringed or circumvented, or may not be sufficient to permit us to take advantage of current market trends or to otherwise provide competitive advantages. If we are unable to adequately protect our intellectual property rights or if they are challenged or otherwise prove ineffective, we may be required to undertake costly product redesign efforts or discontinue certain products, or our competitive position may be harmed.

We rely on our portfolio of issued and pending patent applications in the U.S. and other countries to protect our intellectual property and our competitive position. However, the patent positions of technology-based companies may involve complex legal and factual questions, and, therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Accordingly, we cannot provide any assurances that any of our issued patents have, or that any of our currently pending or future patent applications that mature into issued patents will include, claims with a scope sufficient to protect our products and services. Our pending and future patent applications may not result in the issuance of patents or, if issued, may not issue in a form that will be advantageous to us. While we generally apply for patents in those countries where we intend to make, have made, use or sell patented products and services, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file for a patent, we may be precluded from doing so at a later date. Additionally, any patents issued to us may be challenged, narrowed, invalidated, held unenforceable or circumvented, or may not be sufficiently broad to prevent third parties from producing competing products and services similar in design to our products and services.

In recent years, the U.S. Supreme Court has ruled on several patent cases and several laws have been enacted that, in certain situations, potentially narrow the scope of patent protection available and weaken the rights of patent owners. We may not be successful in securing additional patents on commercially desirable improvements, that such additional patents will adequately protect our innovations or offset the effect of expiring patents, or that competitors will not be able to design around our patents. In addition, third parties may challenge our issued patents through procedures such as Inter-Partes Review (“IPR”). In many IPR challenges, the U.S. Patent and Trademark Office (“PTO”) cancels or significantly narrows issued patent claims. IPR challenges could increase the uncertainties and costs associated with the maintenance, enforcement and defense of our issued and future patents and could have a material adverse effect on our business, financial condition and results of operations.

We also utilize unpatented proprietary technology and know-how and often rely on confidentiality agreements and intellectual property assignment agreements with our employees, independent distributors and consultants to protect and transfer to us such unpatented proprietary technology and know-how. However, such agreements may not be enforceable or may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, or in the event that our competitors discover or independently develop similar or identical designs or other proprietary information.

We rely on the use of common law copyrights with respect to the code, algorithms and trade secrets in our business and our products and services. Common law copyrights provide less protection than registered copyrights. Copyrights, common law or registered, do not generally prevent others from independently developing the same or similar code, algorithms or trade secrets, so our copyrights would not offer protection against our competitors to the extent they are able to independently generate similar code, algorithms or trade secrets as our own. Loss of rights in our copyrights could adversely affect our business, financial condition and results of operations.

We rely on the use of registered and common law trademarks with respect to the brand names of some of our products and services. Common law trademarks provide less protection than registered trademarks. If a third party were to register trademarks similar to our unregistered trademarks in a given jurisdiction, particularly outside the U.S., our ability to continue using our unregistered trademarks in the applicable jurisdiction could be substantially restricted and we may be subject to potentially costly and burdensome claims for trademark infringement. Loss of rights in our trademarks could adversely affect our business, financial condition and results of operations.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.

We rely on our trademarks, logos, and trade names to distinguish our products and services from the products and services of our competitors, and have registered or applied to register many of these trademarks. There can be no assurance that our trademark applications will be approved. While we generally apply for trademarks in those countries where we intend to sell our products and services, we may not accurately predict all of the countries where registered trademarks will be desirable. We may also fail to register appropriate localized versions of our trademarks. If we fail to timely file for a trademark application in a country, we may be precluded from doing so at a later date and our ability to sell products and services using our existing brands in such countries could ultimately be restricted. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, there can be no assurance that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks or will be successful in enforcing our trademarks. If competitors or other third parties use similar trademarks for similar products and services, the value and recognition of our brand and trademarks may be diluted or diminished.

We also license third parties to use our trademarks. In an effort to preserve our trademark rights, we enter into license agreements with these third parties, which govern the use of our trademarks and require our licensees to abide by quality control standards with respect to the goods and services that they provide under our trademarks.

Although we make efforts to monitor the use of our trademarks by our licensees, there can be no assurance that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, our trademark rights could be diluted. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

We rely on third-party technology solutions, including software and software services, to support our IT infrastructure and in our products and services.

Both our IT infrastructure and our products and services leverage third-party technology solutions, software and software services. While much of this third-party technology is commercially available, off-the-shelf technology procured on standard terms and conditions, we cannot be assured that the applicable vendors will continue to make this third-party technology available on the same terms and conditions. Because this technology has been integrated into our operations and may have been configured for our specific needs, replacement of such technology could result in substantial delay, additional costs, and possible business interruptions. In addition, if third-party vendors, including any cloud service providers, were to experience unplanned downtime, delays or other similar issues, our products, services and internal operations could be significantly and adversely impacted.

Increased use of social media could create or amplify the effects of negative publicity and adversely affect sales and operating results.

As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain customers. These efforts may not be successful, and pose a variety of other risks, including the improper disclosure of proprietary information, the posting of negative comments about our brand, the exposure of personally identifiable information, fraud, use of out-of-date information or failure to comply with regulations regarding such practices. Negative or false commentary about us or our products or services may be posted on social media platforms and may harm our reputation or business and social media has also given users the ability to more effectively organize collective actions, such as boycotts, which could be taken against us or our products or services. Customers value readily available information and often act on such information without affording us an opportunity for redress or correction. The inappropriate use of social media vehicles, including a failure to abide by applicable laws and regulations, in the use of social media by us or our influencers, employees, contractors, suppliers, customers or other third parties associated or perceived to be associated with us could increase our costs, lead to litigation, fines or regulatory action or result in negative publicity that could damage our reputation. The occurrence of any such developments could have an adverse effect on our business results.

In addition, events such as the Warning Letter reported in the media, including social media, whether or not accurate or involving us or our products or services, could create or amplify negative publicity for us or for the industry or market segments in which we operate. These and other types of social media risks could reduce demand for products and services offered by us and/or shift consumer preferences to competitors and could result in a decrease in customer demand for our products and services.

If we fail to execute enforceable invention assignment and confidentiality agreements with our employees and contractors involved in the development of intellectual property or are unable to protect the confidentiality of our trade secrets, the value of our products and services and our business and competitive position could be harmed.

In addition to patent protection, we also rely on protection of copyrights, trade secrets, know-how and confidential and proprietary information. We generally enter into confidentiality and invention assignment agreements with our employees, consultants and third parties upon their commencement of a relationship with us. However, we may not enter into such agreements with all employees, consultants and third parties who have been involved in the development of our intellectual property and such agreements may not be enforceable in accordance with the terms in every jurisdiction where such employees, consultants or third parties reside or are employed. In addition, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our business, financial condition and results of operations. In particular, a failure to protect our proprietary rights may allow competitors to copy our technology, which could adversely affect our pricing and market share. Further, other parties may independently develop substantially equivalent know-how and technology.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products and services that we consider proprietary and a trade secret. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. We also have agreements with our employees, consultants and third parties that obligate them to assign their inventions to us, however these agreements may not be self-executing, not all employees or consultants may enter into such agreements, or employees or consultants may breach or violate the terms of these agreements, and we may not have adequate remedies for any such breach or violation. If any of our intellectual property or confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, it could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

The laws of foreign countries may not adequately protect our intellectual property rights.

Intellectual property protection laws in foreign jurisdictions differ substantially from those in the U.S. If we fail to apply for intellectual property protection in foreign jurisdictions, or if we cannot adequately protect our intellectual property rights in these foreign jurisdictions, our competitors may be able to compete more effectively against us, which could adversely affect our competitive position, as well as our business, financial condition and results of operations.

If third parties claim that we infringe their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling certain products and services.

Searching for existing third-party intellectual property rights and evaluating its applicability to our products and services can be a costly and time-consuming process. Such searches and evaluation may not reveal important intellectual property and our competitors may also have filed for patent protection, which may not be publicly available information, or claimed trademark rights that have not been revealed through our searches. We may not undertake such searches and evaluation of third-party intellectual property rights and, as a result, may not be aware of intellectual property rights that could be asserted against our products or services. In addition, some of our employees were previously employed at other consumer product, medical device and Internet of Things/smart device companies. We may be subject to claims that our employees have disclosed, or that we have used, trade secrets or other proprietary information of our employees’ former employers. Our efforts to identify and avoid infringing on third parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement against us, even those without merit, could:

•	be expensive and time-consuming to defend and result in payment of significant damages to third parties;
•	force us to stop making or selling products and services that incorporate the intellectual property;

•	require us to redesign, reengineer or rebrand our products and services, product candidates and technologies;

•	require us to enter into royalty agreements that would increase the costs of our products and services;

•	require us to indemnify third parties pursuant to contracts in which we have agreed to provide indemnification for intellectual property infringement claims;

•	divert the attention of our management and other key employees; and

•	result in our customers or potential customers deferring or limiting their purchase or use of the affected products and services impacted by the claims until the claims are resolved;

any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, new patents obtained by our competitors could threaten the continued commercialization of our products and services in the market even after they have already been introduced.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.

Third parties, including our competitors, could be infringing, misappropriating or otherwise violating our intellectual property rights. We do not regularly conduct monitoring for unauthorized use at this time. From time to time, we seek to analyze our competitors’ products and services, or seek to enforce our rights against potential infringement, misappropriation or violation of our intellectual property. However, the steps we have taken, or take in the future, to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation or violation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products and services.

We believe some of the new market entrants in our industry, including some of the world’s largest technology companies, may in the future infringe our intellectual property, and we may be required to engage in litigation to protect or enforce our intellectual property rights. An adverse result in any litigation proceeding could harm our business. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology or actions in question. If we initiate legal proceedings against a third party to enforce a patent covering a product, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace.

Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the PTO, or made a misleading statement, during prosecution. Mechanisms for such challenges include re-examination, post-grant review, IPR, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our products and services, or any future products and services that we may develop.

The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our products and services. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearing, motions, or other interim developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Even if we ultimately prevail, a court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may not be an adequate remedy. Furthermore, the monetary cost of such litigation and the diversion of the attention of our management could outweigh any benefit we receive as a result of the proceedings. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business.

We may be subject to claims that we or our employees have misappropriated the intellectual property of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors and third parties may claim an ownership interest in intellectual property we regard as our own.

Many of our employees and consultants were previously employed at or engaged by other companies, including our competitors or potential competitors. Some of these employees, consultants and contractors may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these former employers, competitors or other third parties. Additionally, we may be subject to claims from third parties challenging our ownership interest in or inventorship of intellectual property we regard as our own, based on claims that our agreements with employees or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations to assign inventions to another employer, to a former employer, or to another person or entity. Litigation may be necessary to defend against claims, and it may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages or a settlement payment, a court could prohibit us from using technologies, features or other intellectual property that are essential to our products and services, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies, features or other intellectual property that are important or essential to our products and services could have a material adverse effect on our business and competitive position, and may prevent us from selling our products and services. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products and services, which could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.

Proprietary software and hardware development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we discover additional problems or design defects that prevent our proprietary software from operating properly. We have experienced product design issues in the past and continue to work to address those and anticipate additional concerns. If our services do not function reliably, malfunction, or fail to achieve customer expectations in terms of performance, customers could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain customers.

The software underlying our products and services is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after our products and services have been used by our customers. Any real or perceived errors, failures, bugs or other vulnerabilities discovered in our products or services could result in negative publicity and damage to our reputation, loss of customers, loss of or delay in market acceptance of our products and services, loss of competitive position, loss of revenue or liability for damages, fines or regulatory actions, overpayments or underpayments, any of which could harm our enrollment rates. Similarly, any real or perceived errors, failures, design flaws or defects in our devices could have similar negative results. In such an event, we may be required or may choose to expend additional resources in order to help correct the problem. Such efforts could be costly, or ultimately unsuccessful. Even if we are successful at remediating issues, we may experience damage to our reputation and brand. There can be no assurance that provisions typically included in our agreements with partners that attempt to limit our exposure to claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. Even if unsuccessful, a claim brought against us by any customers or partners would likely be time-consuming and costly to defend and could seriously damage our reputation and brand.

Risks Related to Our Common Stock and Warrants

The price of our common stock and warrants may be volatile.

The price of our common stock and warrants may fluctuate due to a variety of factors, including:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products and services;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	regulatory or other governmental actions such as the FDA Warning Letter issued to us on October 1, 2021, and actions taken in response to those actions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	ongoing legal proceedings;
•	commencement of, or involvement in, litigation involving the combined company;

•	our ability to raise additional capital as needed;

•	changes in our capital structure, such as future issuances of securities or the incurrence of new or additional debt;

•	the volume of shares of common stock available for public sale and the size of our public float;

•	additions and departures of key personnel;

•	concerns or allegations as to the safety or efficacy of our products and services;

•	sales of stock by us or members of our management team, our board of directors (the “Board”) or certain significant stockholders;

•	changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally; and

•

changes in financial markets or general economic conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war or terrorism, and the COVID-19 pandemic or other public health crises.

These market and industry factors may materially reduce the market price of our common stock and warrants regardless of our operating performance.

If securities or industry analysts issue an adverse or misleading opinion regarding our common stock or warrants, the price and trading volume of our common stock and warrants could decline.

The trading market for our common stock and warrants will be influenced by the research and reports that industry or securities analysts publish about us or our business. We currently have limited research coverage by securities and industry analysts. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or the performance of our common stock or warrants, or if our operating results fail to meet the expectations of analysts, the price of our common stock and warrants would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price and trading volume of our common stock and warrants to decline.

Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our directors and executive officers and their affiliates beneficially own a significant amount of our common stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock.

In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

We may acquire other businesses or form other joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

We may pursue acquisitions of businesses and assets. We also may pursue strategic alliances and additional joint ventures that leverage our technology and industry experience to expand our offerings or distribution. We have no experience with acquiring other companies and limited experience with forming strategic partnerships. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations and financial condition. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture. To finance any acquisitions or joint ventures, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our stock as consideration.

We also expect to continue to carry out internal strategic initiatives that we believe are necessary to grow our revenues and expand our business, both in the U.S. and abroad. For example, we have continued to invest in international expansion programs designed to increase our worldwide presence and take advantage of market expansion opportunities around the world. Although we believe our investments in these initiatives continue to be in the long-term best interests of Owlet and our stockholders, there are no assurances that such initiatives will yield favorable results for us. Accordingly, if these initiatives are not successful, our business, financial condition and results of operations could be adversely affected.

If these risks materialize, our stock price could be materially adversely affected. Any difficulties in the integration of acquired businesses or unexpected penalties, liabilities or asset impairments in connection with such acquisitions or investments could have a material adverse effect on our business, financial condition and results of operations.

The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we will incur increased legal, accounting and other expenses that Old Owlet did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.

In addition, the need to establish the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal control over financial reporting, including IT controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

These rules and regulations result in our incurring legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board, on our Board committees or as executive officers.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner.

We are subject to the rules and regulations established from time to time by the SEC and NYSE. These rules and regulations require, among other things that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, under certain circumstances, our loan and security agreement and any future debt or preferred securities or future debt agreements we may enter may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our common stock and warrants.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation and bylaws authorize our Board to issue up to 100 million shares of preferred stock. As a result, without further stockholder approval, our Board will have the authority to attach special rights, including voting and dividend rights, to this preferred stock, including pursuant to a stockholder rights plan. With these rights, preferred stockholders could make it more difficult for a third-party to acquire us. In addition, our certificate of incorporation and bylaws provide for a staggered Board, whereby directors serve for three-year terms, with one-third of the directors coming up for reelection each year. A staggered Board will make it more difficult for a third-party to obtain control of our Board through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our Board. We are also subject to anti-takeover provisions under the DGCL. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third-party from making a takeover offer and could delay or prevent a change in control of us. For purposes of these provisions, an “interested stockholder” generally means someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock and warrants less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (b) December 31, 2025; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (i.e., an auditor discussion and analysis);

•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•

exemptions from the requirements of holding a nonbinding advisory vote of stockholders on executive compensation, stockholder approval of any golden parachute payments not previously approved and having to disclose the ratio of the compensation of our chief executive officer to the median compensation of our employees.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates.

We may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies. We cannot predict whether investors will find our common stock or warrants less attractive if we rely on these exemptions. If some investors find our common stock or warrants less attractive as a result, there may be a less active trading market for our common stock and warrants and our share and warrant price may be more volatile.

Our bylaws provide that the state or federal courts located within the State of Delaware are the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that the state or federal courts located within the State of Delaware are the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers or stockholders to our stockholders, (iii) any action, suit or proceeding asserting a claim against us arising pursuant to any provision of the DGCL, our bylaws, or (iv) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine. However, this choice of forum provision does not apply to (a) actions in which the Court of Chancery in the State of Delaware concludes that an indispensable party is not subject to the jurisdiction of Delaware courts, or (b) actions in which a federal court has assumed exclusive jurisdiction to a proceeding. This choice of forum provision is not intended to apply to any actions brought under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our bylaws also provide that the federal district courts of the U.S. of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the Securities Act). This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees or stockholders, which may discourage such lawsuits against us and our directors, officers and other employees or stockholders.

Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

You may only be able to exercise the public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.

The Warrant Agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the shares of common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of common stock equal to (A) the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “Fair Market Value” (as defined in the next sentence) over the exercise price of the warrants by (y) the Fair Market Value and (B) 0.361 per whole warrant. The “Fair Market Value” is the average reported last sale price of the common stock as reported for the 10 trading day period ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.

We may amend the terms of the warrants in a manner that may have an adverse effect on holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or curing, correcting or supplementing any defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the interests of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the rights of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.

Our Warrant Agreement designates the courts of the State of New York or the U.S. District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of the warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.

Our Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the U.S. District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the U.S. are the sole and exclusive forum.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, (a) at a price of $0.01 per warrant, provided that the closing price of our common stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met, or (b) at a price of $0.10 per warrant, provided that the closing price of our common stock equals or exceeds $10.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by Sandbridge Acquisition Holdings LLC or its permitted transferees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 15, 2021, we issued 12,968,000 shares of common stock as part of the PIPE Financing at a price per share of $10.00. Additionally, on July 15, 2021, we issued 53,133,010 shares of common stock to former equity holders of Owlet Baby Care Inc. as part of the consideration for the Merger. The foregoing securities were issued pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1†	Business Combination Agreement, dated as of February 15, 2021, by and among the Registrant, Project Olympus Merger Sub, Inc. and Owlet Baby Care Inc.	8-K	001-39516	2.1	2/16/2021
3.1	Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	S-4	333-254888	3.3	3/31/2021
3.2	Amended and Restated Bylaws of Owlet, Inc.	S-4	333-254888	3.4	3/31/2021
4.1	Warrant Agreement, dated September 14, 2020, between Sandbridge Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39516	4.1	9/18/2020
10.1	Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of August 12, 2021, by and between Owlet Baby Care Inc. and Silicon Valley Bank.	S-1	333-258506	10.16	8/19/2021
10.2*	Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated as of September 20, 2021, by and between Owlet Baby Care Inc. and Silicon Valley Bank
10.3	Owlet, Inc. 2021 Incentive Award Plan.	8-K	001-39516	10.5	7/21/2021
10.3(a)	Form of Owlet, Inc. 2021 Incentive Award Plan Stock Option Grant Notice.	S-8	333-259663	99.1(a)	9/20/2021
10.3(b)	Form of Owlet, Inc. 2021 Incentive Award Plan Restricted Stock Unit Award Grant Notice.	S-8	333-259663	99.1(b)	9/20/2021
10.4	Owlet, Inc. 2021 Employee Stock Purchase Plan.	8-K	001-39516	10.6	7/21/2021
10.5	Owlet Baby Care Inc. 2014 Equity Incentive Plan.	8-K	001-39516	10.7	7/21/2021
10.5(a)	Form of Owlet Baby Care Inc. Stock Option Grant Notice under the 2014 Equity Incentive Plan.	8-K	001-39516	10.7(a)	7/21/2021
10.6*	Eighth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of September 20, 2021, by and between Owlet Baby Care Inc. and Silicon Valley Bank
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith.

†The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

#Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 15, 2021	By:	/s/ Kurt Workman
	Name:	Kurt Workman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Kate Scolnick
	Name:	Kate Scolnick
	Title:	Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)