Form 10-K
period 2021-12-31
Owlet, Inc.
filed 2022-03-25
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-39516

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐     NO ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $229.5 million based on the closing market price as of the close of business on June 30, 2021, the last business day of the Registrant's most recently completed second fiscal quarter.
The number of shares of Registrant’s Common Stock outstanding as of March 16, 2022 was 113,067,484.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Report”) contains forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Report entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•the impact of the Warning Letter, dated October 1, 2021, from the United States Food and Drug Administration, the subsequent suspension of distribution of the Owlet Smart Sock in the U.S. and our ability to obtain marketing authorization for the Owlet Smart Sock or initiate distribution of the Owlet Dream Sock;
•the impact of the COVID-19 pandemic on our business, financial condition, results of operations, supply chain constraints, and logistics;
•our ability to realize the benefits of the Merger, which may be affected by, among other things, competition and our ability to grow and manage growth profitably;
•legal proceedings, regulatory disputes, and governmental inquiries;
•privacy and data protection laws, privacy or data breaches, or the loss of data;
•the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;
•any defects in new products or enhancements to existing products;
•our ability to continue to develop new products and innovations to meet constantly evolving customer demands;
•our ability to obtain and maintain regulatory approval or certification for our products, and any related restrictions and limitations of any approved or certified product;
•expectations regarding developments with regulatory bodies, and the timeline for related submissions by us and decisions by the regulatory bodies and notified bodies;
•our ability to hire, retain, manage and motivate employees, including key personnel;
•our ability to enhance future operating and financial results;
•changes in and our compliance with laws and regulations applicable to our business;
•our ability to upgrade and maintain our information technology systems;
•our ability to acquire and protect intellectual property;
•our ability to successfully deploy the proceeds from the Merger; and
•our ability to raise financing in the future.
These risks and other important factors, including those discussed in this Report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included elsewhere in this Report are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements included elsewhere in this

Report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements included elsewhere in this Report, they may not be predictive of results or developments in future periods.
Any forward-looking statement that we make in this Report speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Report.

As used in this Report, unless otherwise stated or the context otherwise requires: “we,” “us,” “our,” “Owlet,” the “Company,” and similar references refer to Owlet Baby Care Inc. and its consolidated subsidiary before the Merger transaction with Sandbridge Acquisition Corporation and to Owlet, Inc. and its consolidated subsidiaries after the Merger transaction with Sandbridge Acquisition Corporation.

Summary of Principal Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy or operating results, which could cause a decline in the price of shares of our common stock:
•We have a limited operating history and have grown significantly in a short period of time.
•We have a history of net losses, and we may not achieve or maintain profitability in the future.
•We ceased distribution of the Owlet Smart Sock in the U.S. in October 2021 following receipt of a Warning Letter from the U.S. Food and Drug Administration (the “FDA”) and we will not be able to market and sell the Owlet Smart Sock with the same features and claims unless and until we receive marketing authorization from the FDA, which we may not receive in a timely fashion, or at all.
•In December 2021, we began initial shipments to our retail partners for the January 2022 launch of a new product in the U.S. called the Owlet Dream Sock. We are pursuing marketing authorization for notification features based on oxygen level and heart rate in the Owlet Smart Sock that were the subject of the Warning Letter in the U.S. The FDA may allege that the Owlet Dream Sock is also a medical device that cannot be marketed without first receiving FDA marketing authorization.
•If any governmental authority or notified body were to require marketing authorization or similar certification for the Owlet Smart Sock, Owlet Dream Sock, or for any other product that we sell and which Owlet does not believe requires such marketing authorization or certification, we could be subject to regulatory enforcement action and/or required to cease selling or recall the product pending receipt of marketing authorization or similar certification from such other governmental authority or notified body, which can be a lengthy and time-consuming process, harm financial results and have long-term negative effects on our operations.
•Our products rely on mobile applications to function and we rely on Apple’s App Store and the Google Play Store for distribution of our mobile applications and Apple or Google may unilaterally remove our mobile applications from distribution.
•A substantial portion of our sales comes through a limited number of channel partners and resellers.
•We will need to continue to increase the size of our organization and, if we fail to manage our growth effectively, our business could be materially and adversely affected.
•We are required to obtain and maintain marketing authorizations or certifications from the FDA, foreign regulatory authorities or notified bodies for any products intended to be and/or classified as medical device products in the U.S. or in foreign jurisdictions, which can be a lengthy and time-consuming process, and a failure to do so on a timely basis, or at all, could severely harm our business.
•We currently rely on a single manufacturer for the assembly of the Owlet Smart Sock and Owlet Dream Sock and a single manufacturer for the assembly of the Owlet Cam and expect to rely on limited manufacturers for future products. If we encounter manufacturing problems or delays, we may be unable to promptly transition to alternative manufacturers and our ability to generate revenue will be limited.
•If we are unable to obtain key materials and components from sole or limited source suppliers, we will not be able to deliver our products to customers.
•If we are unable to adequately protect our intellectual property rights, or if we are accused of infringing on the intellectual property rights of others, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights or to pay damages.
•We rely significantly on information technology (“IT”) and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could lead to misappropriation of confidential or otherwise protected information and harm our business and our ability to operate our business effectively.
•We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.
•We face the risk of product liability claims and the amount of insurance coverage held now or in the future may not be adequate to cover all liabilities we might incur.
•Increased expansion into international markets, including Europe, Asia, the Middle East, Africa and Latin America, exposes us to additional business, political, regulatory, operational, financial and economic risks.
•We are expanding into international markets and may be required to obtain and maintain regulatory authorizations or certifications in order to commercialize our products in these markets, and failure to obtain regulatory authorizations or certifications in relevant foreign jurisdictions may prevent us from marketing medical device products abroad.
•Our success depends substantially on our reputation and brand.
•Some of our products and services are in development or have been recently introduced into the market and may not achieve market acceptance, which could limit our growth and adversely affect our business, financial condition and results of operations.
•We may acquire other businesses or form other joint ventures or make investments in other companies or technologies but have no experience in doing so. These types of transactions could negatively affect our operating results, dilute our stockholders’ ownership, increase debt, lead to significant expense or cause us to lose focus on core operations.
•We have identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements, cause us to fail to meet our periodic reporting obligations or cause our access to the capital markets to be impaired.
•We may need to raise additional capital in the future in order to execute our strategic plan, which may not be available on terms acceptable to us, or at all.
•Our business, financial condition, results of operations and growth may be impacted by the effects of the COVID-19 pandemic.

PART I
Item 1. Business.
We are Owlet

Becoming a parent is a life-changing milestone. New mothers and fathers become caregivers overnight and share the same primary concerns of sleep, safety, health and well-being. Parents, who are increasingly older and busier, assume the roles of doctor, dietitian, and sleep trainer. In many cases, parents receive minimal guidance, counseling, or affirmation of how well they are caring for their newborn, which often leads to increased anxiety and feelings of worry. As a result, parents lose valuable sleep during the first year of an infant’s life, impacting their ability to feel well-rested.

Enter Owlet. Kurt Workman, Jordan Monroe, Zack Bomsta, and Jake Colvin founded Owlet because they wanted access to real-time data to give them peace of mind as new parents. Infant monitoring solutions were highly fragmented and provided limited real-time awareness, leading to a less-than-optimal solution for concerned parents. There was also no product on the market available for parents to track a baby’s sleep patterns, oxygen levels, and heart rate at home. Our founders’ love for their children inspired them to launch Owlet in 2012 and create the Owlet Smart Sock (the "Owlet Smart Sock"), which was first sold in 2015.
Our Company's mission is to empower parents with the right information at the right time, to give them more peace of mind and help them find more joy in the journey of parenting. Our digital parenting platform aims to give parents real-time data and insights to help parents feel calmer and more confident. We believe that every parent deserves peace of mind and the opportunity to feel well-rested. We also believe that every child deserves to live a long, happy, and healthy life, and are working to develop products to help further those beliefs. Our ecosystem of digital parenting solutions is helping to transform modern parenting by providing parents data-driven insights into their children’s well-being in the comfort of their own home. We are also developing in-home pediatric monitoring and analytics technologies, which we believe have the potential to provide parents with additional information about their children and are also designed to notify parents and caregivers of certain biometric findings with the goal of reducing risk of infant death due to Sudden Unexplained Infant Death (SUID) and Sudden Infant Death Syndrome (SIDS) and opportunistically detecting infant ailments such as respiratory syncytial virus (RSV) and supraventricular tachycardia (SVT).

Our Platform
Our purpose-built, growing suite of connected digital parenting products and services is designed to help parents know more about their children and gain peace of mind in their roles as caregivers. We have developed deep and enduring relationships with our users and brand advocates around the world. These relationships continue to grow and develop as a result of our novel product and software additions to our connected ecosystem, feature enhancements, omni-channel distribution, and marketing efforts.
In order to make our products and services easy to find, our products are available for purchase at global and national retail stores as well as through online channels on Amazon.com and other online retail sites as well as our direct-to-consumer channel on our country-specific websites. Through these websites, we connect directly with our users, offer education on products and software, and gain valuable feedback from our users.
Superior Solutions for Parenting
Through our existing platform and future development pipeline of products and services designed to span from conception to kindergarten, we are committed to changing what it means to be a parent in the modern age. Through innovative hardware and software solutions utilizing proprietary algorithms, we give parents access to information about their children, in addition to the ability to see and hear their children wherever they may be. These offerings are designed to complement parents’ intuition, leading to a more joyful parenting experience.

Food and Drug Administration Warning Letter

On October 1, 2021, the Company received a Warning Letter, dated the same date (the “Warning Letter”), from the U.S. Food and Drug Administration (“FDA”) regarding the Smart Sock. The Warning Letter asserts that the Company’s marketing of its Owlet Smart Sock product in the U.S. renders the Owlet Smart Sock a medical device requiring premarket clearance or approval from the FDA, and that the Company has not obtained such clearance or approval in violation of the Federal Food, Drug, and Cosmetic Act. The Warning Letter is focused solely on the regulatory classification of the product in the U.S. as a result of the heart rate and oxygen notifications and related claims. Pursuant to the Warning Letter and in response to the request by the FDA to cease distribution of the Owlet

Smart Sock in the U.S., the Company suspended distribution of the Owlet Smart Sock in the U.S. in October 2021. The suspension is specific to shipments by the Company to customers and retailers in the U.S. Operations in other countries remain unaffected. In response to the Warning Letter, several national retailers unilaterally suspended U.S. sales of the Owlet Smart Sock and Owlet Monitor Duo.

In October 2021, the Company announced that it was developing a new sleep monitoring sock (the "Owlet Dream Sock"). The Company began initial distribution of the Owlet Dream Sock in December 2021 through our ecosystem partners and in January 2022 launched the Owlet Dream Sock to consumers in the retail and direct-to-consumer channels. The Owlet Dream Sock is sold as a consumer wellness product, which the Company believes does not present the same concerns that FDA has raised regarding the Owlet Smart Sock, based on differences in the functionality of and marketing claims for the new product.

The Company plans to submit an application to FDA seeking marketing authorization for the notification features of the Owlet Smart Sock that the FDA believes make the product a medical device. The Company cannot give any assurances that FDA will accept the Company’s application seeking marketing authorization for the notification features as a medical device or that, even if such application is accepted for review, that FDA will grant marketing authorization for those notification features. The Company also cannot give any assurances that FDA will not raise similar concerns regarding the regulatory status of the Owlet Dream Sock. The Company also cannot give any assurances as to the timing of the resolution of such matters.

As a result of the Warning Letter, the Owlet Care App is no longer available for download in Apple's App Store to users in the U.S. The Owlet Dream App has been released and is available for download for Owlet Dream Sock users and for users who have elected to convert their Owlet Smart Sock into an Owlet Dream Sock via software update.
Existing Offerings

•Sock Monitor Offerings
•Smart Sock– The award-winning Owlet Smart Sock is the first intelligent baby monitor to track an infant’s oxygen levels, heart rate, and sleep trends. The Owlet Smart Sock allows parents to view their baby’s heart rate and oxygen readings in real time from the Owlet application. If the baby’s readings leave preset zones, parents are notified through the Owlet Care App and a nearby base station. The Owlet Smart Sock is not currently available for sale in the U.S. We are engaging with the FDA to obtain feedback on our efforts to pursue marketing authorization for notification features based on heart rate and oxygen level in the U.S. and with regulatory bodies and notified bodies to obtain similar authorization and certification in certain foreign jurisdictions, as required, for any features of the Owlet Smart Sock considered by those regulatory bodies to render them medical devices. We sell the Owlet Smart Sock in international markets.
•Dream Sock and Dream Sock Plus– With initial distribution to our ecosystem partners in December 2021, and a consumer launch in the retail and direct-to-consumer channels in January 2022, the award-winning Owlet Dream Sock helps parents understand their baby's sleep and know when to assist their baby for better sleep. The Owlet Dream Sock and accompanying Owlet Dream App allow parents to view their baby's sleep quality indicators, including wakings, heart rate, and movement. The Owlet Dream Sock Plus utilizes the same core technology as the Owlet Dream Sock and is designed to grow with children, from newborn to five years through an expanded fabric sock set. The Owlet Dream Sock and Dream Sock Plus are only available in the U.S. market.
•Cam– The Owlet Cam turns any smartphone into an intelligent baby monitor, allowing parents to hear and see everything that is most important to them from anywhere in high-definition clarity. The Owlet Cam includes a wide-angle view, sound and motion notifications, and background audio to ensure parents never miss a moment. The Owlet Cam streams secure, encrypted video to parents’ own private accounts on the Owlet application. The Company plans to launch a new version of the Owlet Cam in 2022.
•Monitor Duo / Dream Duo – The Owlet Monitor Duo and Owlet Dream Duo offer the award-winning Sock Monitor offerings paired with the Owlet Cam, combining the intelligence of our Sock Monitor offerings with high-definition video, offering parents the most complete picture of their baby’s sleep. The Owlet Monitor Duo is not available in the U.S. or Canada, and the Owlet Dream Duo is only available in the U.S.
•Dream Lab– Owlet Dream Lab is an interactive online platform that assists families in building healthy sleep habits with their babies of up to 12 months in age. Designed in partnership with pediatric sleep experts, Owlet Dream Lab offers personalized step-by-step sleep plans, video tutorials, and access to twice-weekly webinars for live support.

•Accessories– Owlet's accessories product line includes the Owlet Sleeper, a wearable rayon blanket that encourages safe sleep, best for babies ages 3-6 months old. The Owlet Sleeper features a full-length zipper for easy access during late night changes.
In addition to our existing offerings, we believe our development pipeline will provide us an opportunity to increase our total addressable market and customer lifetime value. We are designing these pipeline offerings to complement our existing suite of solutions and create a more connected and comprehensive digital parenting ecosystem.
Monitoring Pipeline

•Sock Versions:
•Smart Sock Plus– The Owlet Smart Sock Plus utilizes the same technology as the Owlet Smart Sock and is designed to grow with children, from newborn to five years. Through an expanded fabric sock set, the Owlet Smart Sock Plus allows families to track oxygen levels, heart rates, and sleep trends for an age range that is three times larger than that of the existing Owlet Smart Sock. The Owlet Smart Sock Plus is not available in the U.S.
•Over-the-Counter “OTC” Smart Sock– The Owlet OTC Smart Sock is under development as a medical device that would, if authorized by the FDA, be sold over-the-counter at retailers without a prescription. Long-term, the Owlet OTC Smart Sock is designed to be able to integrate with various telehealth platforms and preemptively screen for health conditions in babies with no existing medical or health issues. We anticipate that the Owlet OTC Smart Sock will require marketing authorization from the FDA prior to commercialization.
•BabySat– Based on the Owlet Smart Sock, the Owlet BabySat is under development as a medical device that would, if authorized by the FDA, be sold for prescription use only. The Owlet BabySat is designed to be able to be utilized by various telehealth platforms and is designed specifically for babies with diagnosed illnesses and health conditions. We have submitted a premarket notification to the FDA seeking 510(k) clearance of the Owlet BabySat. In January 2021, the FDA informed us that additional data would be needed to support 510(k) clearance for the product. We have engaged with the FDA and have obtained feedback on a proposed study design to generate such data to support a resubmission of our application for 510(k) clearance.
•Band– The Owlet Band is under development and anticipated to be designed for pregnant women between 24 to 40 weeks of gestation to offer a deeper connection and reassurance to pregnant women at home. Expectant parents will be able to view collected data in the Owlet pregnancy application as well as hear their baby’s heartbeat. We anticipate that the Owlet Band may require marketing authorization from the FDA prior to commercialization.
Connected Ecosystem Pipeline
We plan to complement our monitoring pipeline with our connected ecosystem pipeline to create a more unified digital parenting experience. We believe our strong brand and platform provide a strong position to develop adjacent products. For example, we plan to develop the Smart Crib, which would connect with our Sock Monitor offerings to understand a baby’s sleep cycles and would utilize automated motion technology to lull babies back to sleep when they wake up. As we develop additional products, we believe parents will increasingly rely on our connected ecosystem for digital parenting solutions.
Platform Pipeline
As we expand our connected ecosystem, we will continue to develop our platform products and services in order to bring additional solutions into the home. Our long-term goal is to integrate with leading telehealth providers who can share infant sleep and health data with medical professionals. We believe obtaining FDA marketing authorization for the notification features identified in the Warning Letter, and similar authorizations and certifications (as applicable) from foreign authorities and notified bodies, and our Owlet OTC Smart Sock, Owlet BabySat, and Owlet Band products will allow us to develop a native Owlet telehealth platform and directly engage medical professionals to provide an end-to-end digital healthcare solution for our customers. To further our commitment to parents and their children from conception to kindergarten, we plan to continue to explore new potential products and services that make parents’ and their children’s lives less stressful and more meaningful.

Our Growth Strategies
We are excited to expand the Company’s footprint, and we plan to implement the following strategies to accelerate our growth:
Leverage Brand Awareness & Grow Distribution to Increase Penetration. We intend to continue our efforts to become one of the most recognizable brand names in the digital parenting category. We believe becoming a recognizable brand helps our offerings stand out in a highly fragmented market of legacy companies lacking a category leader. We see ample room for growth as our existing product suite is in the beginning phase of market penetration. We plan to leverage our paid and organic marketing efforts across social media, display advertising, and email marketing to boost top-of-mind awareness and acquire new users at a sustainable cost.
Adding New Data-Driven Products to Expand the Digital Parenting Ecosystem. We are building a platform with the goal to be parents’ go-to brand in the areas of sleep, safety, health and well-being, from conception through kindergarten. Our goal is to continue adding products and services at a regular cadence in order to create a digital parenting ecosystem that works together to create a holistic experience for families and leverages the strength of our brand. We believe our robust pipeline of hardware product candidates, including the Owlet Smart Crib, as well as the development of our software and services, will provide us additional opportunities to sell new products to our existing users.
Invest in Clinical Research and Pursue FDA Marketing Authorization to Potentially Open the Door to Coverage and Reimbursement and Telehealth. We plan to grow into the medical and telehealth markets by pursuing FDA marketing authorization of certain products and continuing to invest in clinical research, as exemplified by our recent tachyarrhythmia study published in The Journal of Pediatrics. If we are successful in obtaining marketing authorization from the FDA for the Owlet BabySat, we believe we could build further credibility for our platform with the medical community and help open new medical channels and markets. We are developing the Owlet OTC Smart Sock for healthy babies with no underlying medical conditions. We believe that FDA marketing authorization for either of these products would help open the door to expanded services.
Leverage Brand to Expand into New Markets. While our existing primary market is the U.S., our goal is to continue to use our operating knowledge to successfully and meaningfully expand into new countries. We plan to capitalize on our expansive and growing ecosystem of offerings and acquire additional market share globally, with heightened focus on Europe, Asia, and Latin America. Initially, we expect to utilize online channels and retail channels to facilitate geographic expansion. As our retail penetration increases and brand awareness grows outside of the U.S., we intend to further leverage retail channels and locations to ensure efficient and strategic global customer acquisition.
Growth through Acquisitions. We intend to further deepen our position as a leader in the digital parenting category by opportunistically pursuing acquisitions of companies, platforms, and technologies that would be accretive and complementary to our existing ecosystem and vision. We plan to seek opportunities, particularly healthcare and software-based services, to expand our technological capabilities and product and service offerings to provide incremental value to our users. We believe our digital parenting ecosystem provides a strong foundation to integrate prospective targets and consolidate a fragmented field of products, further bolstering our market reach and growth trajectory.
Our Users
The majority of our users are millennials, a brand-conscious and technological savvy generation, with annual income of $50,000 or more. These parents are more likely to be early technology adopters and have a high affinity towards actionable insight to care for their children. This is evidenced by the one-and-a-half million downloads of the Owlet applications and increasing social media engagement across our multiple platforms.

Research and Development
We are committed to ongoing research and development to create new products and improve the design, operation, and quality of existing products. Our research and development organization includes individuals with expertise in fields including engineering, product design, clinical science, consumer electronics, and embedded software design. Our technical capabilities and commitment to innovation have allowed us to deliver significant product enhancements on a rapid development timeline, which we believe has helped us to support a compelling new product roadmap. From designing innovative and groundbreaking products to employing sophisticated software with proprietary algorithms and backend support, we believe we have built a strong competitive moat and early-mover advantage over potential competition in the connected nursery field. We have a vast infant data set which leads to stronger insights and allows us to develop better products and services, which we believe in turn leads to happier users and drives product purchases.

Our current research and development efforts are focused on developing an expanded ecosystem, with a wider range of products and services for the connected nursery, including telehealth and medical devices that can be utilized by parents from conception to kindergarten.

Competition
Historically, baby monitors and nursery products have been fragmented product categories with multiple players and limited brand loyalty, and have integrated limited amounts of technology and data into the caregiver’s experience. However, we expect the industry in which we operate will continue to evolve and may be significantly affected by new product introductions and other market activities of industry participants. Certain potential competitors have substantially greater capital resources, larger product portfolios, larger user bases, larger sales forces and greater geographic presence, and have built relationships with retailers and distributors that may be more effective than ours. Our products and services face additional competition from companies developing products and services for use with third-party monitoring systems, as well as from companies that currently market similar products and services of their own, and may face further pressure from technology companies that have not historically operated in our industry.
Continuing technological advances and new product introductions within the home-use childcare electronics and service industry place our products and services at risk of obsolescence. Our long-term success depends upon the development and successful commercialization of new products and services, new or improved technologies and additional applications for our existing technologies, including products or applications that may be subject to the oversight of the FDA or comparable foreign regulatory authorities and could require marketing authorization by the FDA or similar approval, clearance, authorization or certification from comparable foreign regulatory authorities. The research and development process is time-consuming and costly and may not result in products and services or applications that we can successfully commercialize.
We believe that the primary competitive factors in our market are:
•product quality and performance, including the size, quality, comfort, battery life, reliability, connectivity of the device to the application and/or monitor, and accuracy of algorithm, with regards to both false negatives and false positives;
•customer purchasing experience;
•pricing;
•product support and service;
•effective marketing and education;
•brand recognition;
•breadth and depth of offerings;
•greater market penetration;
•technological innovation, product enhancements and speed of innovation; and
•sales and distribution capabilities.
We believe our ability to continue to compete effectively in our industry will also depend in part on our ability to respond more quickly and effectively than our peers to new or changing opportunities, technologies, regulatory standards or customer requirements. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and distribution strategies and as new companies enter the market with new technologies and distribution strategies. Increased competition in the future could adversely affect our revenue, revenue growth rate, margins and market share.
Manufacturing
We rely on several third-party suppliers for single source components used in our devices, including the WiFi chips, microcontrollers, batteries, accelerometers, temperature sensors, plastics and circuit boards.
We follow strict quality guidelines, including a detailed risk-based audit plan following our ISO 9001 quality policy that dictates how often and to what degree we audit our suppliers. We check all quality, regulatory, and safety standards for products that our contract manufacturers make. We deploy a robust manufacturer and supplier selection process including site audits, tooling design and setup quotes, open book pricing, quality specifications, and vendor guides. The Owlet Smart Sock and Owlet Dream Sock are currently manufactured at ISO 13485 certified manufacturing sites. We received ISO 13485 and MDSAP certifications, as we work to implement the requirements applicable to medical device manufacturer quality systems. We believe that third-party facilities will be adequate to meet our current and anticipated manufacturing needs. We do not currently plan to manufacture our products or any related components ourselves.
Manufacturing Services Agreement with Benchmark Electronics
In October 2017, we entered into a manufacturing services agreement with Benchmark Electronics, Inc. (“Benchmark”), pursuant to which Benchmark provides us certain manufacturing and related services for the production of our Sock Monitoring offerings out of its facilities in Thailand, including procuring materials and assembling and testing finished products.
The initial term of the agreement expired in October 2018, but the term of the agreement automatically extends for additional one-year periods until either we or Benchmark provide notice of non-renewal at least 90 days prior to the end of the then-current term or extension. Among other things, either party may terminate the agreement for convenience upon 90-day notice, in the case of Owlet, or 180 day notice, in the case of Benchmark, to the other party. Either party may also terminate the agreement under certain other customary conditions, including for uncured breaches of the agreement or if the other party if the other party materials breaches the agreement or in the event of the other party’s insolvency.
In connection with the services provided under the agreement, we have agreed to indemnify Benchmark against certain claims, including infringement of third-party intellectual property rights and noncompliance of our products with safety or other regulations. We are also entitled to customary indemnification rights, subject to certain caps.
Manufacturing Services Agreement with Aoni
In June 2018, we entered into a manufacturing and supply agreement with Shenzhen Aoni Electronic Co., Ltd (“Aoni”), pursuant to which Aoni provides certain manufacturing and related services for the production of our Owlet Cam product, including procuring materials and assembling and packaging finished products.
Following the expiration of the initial term of the agreement in June 2019, we extended the agreement through June 2022. We have the right to terminate the agreement, without cause, upon six months’ prior written notice to Aoni. Additionally, either party may terminate the agreement under certain other customary conditions, including for uncured breaches of the agreement or in the event of the other party’s insolvency.
In connection with the services provided under the agreement, Aoni has agreed to indemnify us against certain claims and liabilities, including claims arising in connection with product defects, breach of the agreement, negligence and violations of applicable law.
Government Regulation
Certain of our products and our operations could be subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other federal and state authorities in the U.S., as well as comparable authorities in foreign jurisdictions. For example, certain of our products may be subject to regulation as medical devices in the U.S. under the FDCA, as implemented and enforced by the FDA.
U.S. Regulation
The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.
FDA Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a premarket notification submitted under Section 510(k) of the FDCA, or approval of a premarket approval application, or PMA. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General

Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.
While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed.
510(k) Clearance Marketing Pathway
To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees and for medical device establishments.
If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until such marketing authorization has been granted. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.
Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced steps that the FDA intended to take to modernize the 510(k) pathway. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. These proposals have not yet been finalized or adopted, although the FDA may work with Congress to implement such proposals through legislation.
More recently, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible. For fiscal year 2022, the standard user fee for a 510(k) premarket notification submission is $0.01 million.

PMA Approval Pathway
Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. PMA applications are also subject to the payment of user fees, which for fiscal year 2021 includes a standard application fee of $0.4 million.
The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.
Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness.
De Novo Classification
Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination.
Clinical Trials
Clinical trials are almost always required to support a PMA and de novo classification and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.
Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may impose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and complying with labeling and record-keeping requirements. In some cases, an IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.
During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.
Post-market Regulation
After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:
•establishment registration and device listing with the FDA;
•QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of “off-label” uses of cleared or approved products;
•requirements related to promotional activities;
•clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices;
•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Manufacturing processes for medical devices are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled and unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or approval, or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.
The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:
•warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•recalls, withdrawals, or administrative detention or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying requests for 510(k) clearance or PMA approvals of new products or modified products;
•withdrawing 510(k) clearances or PMA approvals that have already been granted;
•refusal to grant export approvals for our products; or
•criminal prosecution.
Low Risk General Wellness Products
The FDA has established a compliance policy for certain products that may fall within the definition of a medical device, but that are intended for only “general wellness use” and present a low risk to the safety of users and other persons. The FDA defines a “general wellness use” to be (i) an intended use that relates to maintaining or encouraging a general state of health or a healthy activity, or (ii) an intended use that relates the role of healthy lifestyle with helping to reduce the risk or impact of certain chronic diseases or conditions and where it is well understood and accepted that healthy lifestyle choices may play an important role in health outcomes for the disease or condition. For example, the FDA identifies sleep management – such as a product intended to track sleep trends – as an intended use of a product that falls within a general wellness use, provided that the product claims do not make reference to any diseases or conditions. Specifically, the FDA has issued guidance explaining that for such low-risk products, FDA does not intend to examine whether the product constitutes a medical device, and if the product is a medical device, whether the product complies with the premarket review and post-market regulatory requirements of the FDCA. As such, if a medical device falls within the definition of a “low risk general wellness product,” the product may nevertheless be subject to enforcement discretion under the FDA’s compliance policy for such products, meaning that the FDA will not enforce its medical device authorities with respect to that product.
Foreign Government Regulation
In addition to U.S. regulations, we are subject to a variety of foreign government regulations applicable to general consumer products and medical devices.
Regulation of General Consumer Products in the European Union
In the European Union ("EU"), consumer products must comply with the General Product Safety Directive No 2001/95/EC. This Directive covers all products intended for consumers or likely to be used by consumers, placed onto the EU market, unless a specific product safety regulation applies. The General Product Safety Directive provides safety and conformity requirements as well as post-market surveillance obligations for manufacturers and importers. Manufacturers must undertake and document a conformity assessment that covers the risks and risk categories associated with the product. The recommended method of undertaking such an assessment is through the application of voluntary European Harmonized Standards, but other options are available, such as using European Commission guidelines and using product safety codes of good practice. The required conformity assessment consists of a self-assessment with no requirement to involve a third party. Manufacturers also have the obligation to report to the national competent authorities of the different EU member states any risks to the consumer that are incompatible with the general safety requirements. The Directive further imposes other obligations such as collecting information related to use of products after they have been made available to consumers.

Additional regulations may apply to our products and impose further requirements, including the possible application of EU Regulation No 1007/2011 on textile products, which imposes specific labeling and marking requirements. In addition, we may also need to comply with requirements set forth by RoHs Directive No 2011/65/EU, which imposes specific restrictions on the use of hazardous substances in electrical and electronic equipment, and/or the Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) Regulation (EU) No 1907/2006, which restricts substances of very high concern and imposes substance registration requirements.
Contrary to EU regulations (which are directly applicable in all EU member states), directives must be implemented by individual member states and may be applied in a way that is not always uniform across the EU. In addition, member states determine the penalties applicable to infringements of the national provisions adopted pursuant to the General Product Safety Directive and other directives and shall take all measures necessary to ensure that they are implemented. Additional national requirements may be applicable to our products, as well.
The advertising and promotion of consumer products is subject to EU directives concerning misleading and comparative advertising and unfair commercial practices and specific EU member state legislation governing the advertising and promotion of these products.
The aforementioned EU rules are generally applicable in the European Economic Area (EEA) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Regulation of Medical Devices in the European Union

The EU has adopted specific directives and regulations regulating the design, manufacture, clinical investigations, conformity assessment, labeling and adverse event reporting for medical devices. Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC (the EU Medical Devices Directive), which has been repealed and replaced by Regulation (EU) No 2017/745 (the EU Medical Devices Regulation). Unlike the EU Medical Devices Directive, the EU Medical Devices Regulation is directly applicable in all EU member states without the need for member states to implement into national law.

In the EU, there is currently no premarket government review of medical devices. However, all medical devices placed on the market in the EU must meet the relevant general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. The medical device must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the general safety and performance requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that general safety and performance requirement.

Compliance with the general safety and performance requirements of the EU Medical Devices Regulation is a prerequisite for European Conformity Marking (CE mark) without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the general safety and performance requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility or metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system (notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the European Database for Medical Devices ("EUDAMED"), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (UDI) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (UDI-DI) specific to a device, and a production identifier (UDI-PI) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on EUDAMED, which includes the UDI database, and for keeping it up to date. The obligations for registration in EUDAMED will become applicable at a later date (as EUDAMED is not yet fully functional). Until EUDAMED is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions (FSCAs) must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through EUDAMED – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until EUDAMED is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply. A serious incident is defined as any malfunction or deterioration in the characteristics or performance of a device made available on the market, including use-error due to ergonomic features, as well as any inadequacy in the information supplied by the manufacturer and any undesirable side-effect, which, directly or indirectly, might have led or might lead to the death of a patient or user or of other persons or to a temporary or permanent serious deterioration of a patient’s, user’s or other person’s state of health or a serious public health threat. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

The advertising and promotion of medical devices is subject to some general principles set forth in EU legislation. According to the EU Medical Devices Regulation, only devices that are CE marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the U.S., on medical device manufacturers. Certain countries also mandate implementation of commercial compliance programs. The aforementioned EU rules are generally applicable in the EEA.

Brexit and Regulation of Medical Devices in the United Kingdom

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA) has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers were given a grace period of four to 12 months to comply with the new registration process) before being placed on Great Britain market. The MHRA only registers devices where the manufacturer or their United Kingdom (UK) Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA in line with the grace periods. Additionally, UK-based notified bodies, which were designated to independently assess the conformity of certain products requiring CE marking before being placed on the EU market, are now no longer established in the EU, and accordingly, the conformity assessments carried out by such UK bodies, including those assessments carried out prior to January 1, 2021, are no longer valid for the EU compliance regime. Manufacturers whose products currently rely on third-party conformity assessments carried out by UK notified bodies now require new conformity assessments to be carried out by EU-based notified bodies in order to ensure continuing compliance with the EU regime and to continue to place those products on the EU market. By July 1, 2023, in Great Britain, all medical devices will require a UKCA (UK Conformity Assessed) mark but CE marks issued by EU notified bodies will remain valid until this time. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.

An MHRA public consultation was opened until the end of November 2021 on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive, the EU Active Implantable Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive), in particular to create a new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical devices regulation, and foster sustainability through the reuse and remanufacture of medical devices. The regime is expected to come into force in July 2023, coinciding with the end of the acceptance period for EU CE marks in Great Britain, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime.

In addition, the trade deal between the UK and the EU generally provides for cooperation and exchange of information between the parties in the areas of product safety and compliance, including market surveillance, enforcement activities and measures, standardization-related activities, exchanges of officials, and coordinated product recalls. As such, processes for compliance and reporting should reflect requirements from regulatory authorities.

Under the terms of the Northern Ireland Protocol, Northern Ireland follows EU rules on medical devices and devices marketed in Northern Ireland require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU notified body, in which case a CE mark is required before placing the device on the market in the EU or Northern Ireland. Alternatively, if a UK notified body conducts such assessment, a ‘UKNI’ mark applied and the device may only be placed on the market in Northern Ireland and not the EU.

Other Foreign Regulations

Similarly, we are subject to regulations and product registration requirements in many foreign countries in which we may sell our products, including in the areas of:
•design, development, manufacturing, and testing;
•product standards;
•product safety;
•product safety reporting;
•marketing, sales, and distribution;
•packaging and storage requirements;
•labeling requirements;

•content and language of instructions for use;
•record keeping procedures;
•advertising and promotion;
•recalls and field corrective actions;
•import and export restrictions; and
•tariff regulations, duties, and tax requirements;
We may also become subject to the following additional requirements in many foreign countries in which we may sell future medical devices, including in the areas of:
•clinical testing;
•post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
•registration for reimbursement; and
•necessity of testing performed in country by distributors for licensees.
Other Healthcare Laws and Regulations
Other Healthcare Laws
Medical device manufacturers are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as, sell, market and distribute any products for which we obtain marketing approval or certification. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, and physician and other healthcare provider payment transparency laws and regulations. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal, state, and foreign healthcare programs and imprisonment.
Coverage and Reimbursement
With respect to our current products, including the Owlet Smart Sock, Owlet Dream Sock, Owlet Cam and Owlet Dream Lab, we utilize a direct-to-consumer model where consumers purchase our products directly from us or one of our retailers. Currently, these products are not covered or reimbursed by any third-party payor. We are actively developing a strategy to enable healthcare providers to obtain reimbursement for products for which we successfully obtain FDA authorization or similar authorization or certification in foreign jurisdictions, including the Owlet BabySat, or the services associated with such products. However, this new strategy may not be successful as payors may refuse to provide coverage and reimbursement for these products even if we obtain FDA authorization or similar authorization or certification in foreign jurisdictions.
Sales of any product that we may develop and for which we may obtain marketing authorization or certification from the FDA and/or comparable foreign regulatory authorities or notified bodies depend, in part, on the extent to which such product or services associated with such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product or services associated with such product by third-party payors. Even though a new product may have been cleared or otherwise authorized , or certified for commercial distribution by the FDA, foreign regulatory authorities or notified bodies, we may find limited demand for the product unless and until reimbursement approval has been obtained from governmental and private third-party payors.
Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing reimbursements for medical devices and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover the product or the services associated with the product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Healthcare Reform
The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products that obtain marketing authorization or certification from the FDA and/or comparable foreign regulatory authorities or notified bodies profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the services associated with the use of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.
In the U.S., the implementation of the Affordable Care Act, or ACA, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The ACA included, among other things, incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the ACA expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration, if any, will impact our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments, which began in 2019, that are based on various performance measures and physicians’ participation in alternative payment models, such as accountable care organizations.
We expect additional state, federal or foreign healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal, state or foreign governments will pay for healthcare products and services, which could result in reduced demand for our products for which we obtain marketing authorization or certification or additional pricing pressure.
Data Privacy and Security
Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the U.S., numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the CCPA and the GDPR, govern the privacy and security of personal data, including health-related data in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Telemedicine
We intend to develop and market telehealth/telemedicine services internationally and may be subject to additional regulations and requirements governing such services. The provision of telemedicine services, which are considered healthcare services, is not regulated or harmonized at EU/EEA level and we would therefore need to comply with individual regulations in each EEA country as well as other foreign jurisdictions.
Anti-Bribery and Corruption Laws
We may also be subject to similar anti-corruption legislation implemented in Europe through EU Member State laws and under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions.
Intellectual Property
Since inception, we have been methodical around our intellectual property strategy. We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2021, we had 52 issued patents (with numerous others pending) and 40 registered trademarks. Our patents include utility patents covering technology ranging from placement of electrodes to the base of the baby monitor. We have foreign patents and patent applications pending in the EU, Australia, Canada, and China. Our issued patents with claims generally directed to an infant sock comprised of a sensing device in a sleeve in the sock and a strap are expected to expire in the U.S. in 2032 and in China in 2035. Our issued patents with claims generally directed to placement of fabric electrodes and assembly of such are each expected to expire in the U.S., the EU, Australia, China and Canada in 2038. Pending applications in the aforementioned countries will have expiration dates between 2034 and 2040. We continually review our development efforts to assess the existence and patentability of new intellectual property.
Our pending patent applications may not result in issued patents, and we cannot assure you that any current or subsequently issued patents will protect our intellectual property rights. Third parties may challenge certain patents issued to us as invalid, may independently develop similar or competing technologies or may design around any of our patents. We cannot be certain that any of the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights in these countries as fully as in the U.S.
Ayla Subscription Agreement
In May 2014, we entered into a subscription agreement with Ayla Networks, Inc. (“Ayla”), pursuant to which Ayla has granted us a non-exclusive, royalty free license to certain cloud services and product software used in our Owlet Smart Sock product and to support the transfer of data to the cloud and back to Owlet and the customer.
The initial term of the agreement expired in December 2015, but we have extended the term of the agreement until January 1, 2024. We may terminate the agreement at any time. Additionally, either party may terminate the agreement upon 30 days’ notice if the other party materially breaches the agreement.
Under the agreement, we have agreed to indemnify Ayla against certain claims arising in connection with or breach of the agreement or our use, or misuse, of the services provided by Ayla under the agreement. We are also entitled to indemnification from Ayla under certain scenarios arising from third-party claims of intellectual property infringement by Ayla.
In connection with the subscription agreement, we also entered into a data processing agreement with Ayla, pursuant to which Ayla has agreed to implement appropriate data security measures and treat all personal data as strictly confidential.

We currently utilize Ayla to support both our Smart Sock and Dream Sock product offerings.
Service and License Agreement with ThroughTek
In January 2018, we entered into a service and license agreement with ThroughTek Co., Ltd. (“TUTK”), pursuant to which TUTK has granted us a non-exclusive, royalty free license to its “Kalay” platform. TUTK provides the data transfer services from the Owlet Cam to the Owlet application so users can view the video feed.
Under the agreement, we paid an initial license fee of $25,000 plus a low-single digit dollar amount per device license fee to access TUTK’s services (“UID”). The UID cost per unit is subject to change at any time by our mutual agreement, but shall not increase by more than a low single-digit percentage per year. We also pay certain negotiated services fees to TUTK, which are also subject to a low single digit percentage increase.
The initial term of the agreement expired in January 2021, but automatically renewed for an additional one-year period. The agreement will continue to automatically renew for one-year periods, unless terminated by us or TUTK at least 90 days prior to the end of the then-current renewal period. Among other things, either party may terminate the agreement under certain customary conditions, including for non-payment, uncured breaches of the agreement or in the event of the other party’s insolvency.
In connection with the services provided under the agreement, we and TUTK have agreed to mutually indemnify the other party against certain claims resulting from infringement of third-party intellectual property.
Environmental Matters
Our operations, properties and products are subject to a variety of U.S. and foreign environmental laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous materials and waste and remediation of releases of hazardous materials. We believe, based on current information that we are in material compliance with environmental laws and regulations applicable to us. However, our failure to comply with present and future requirements under these laws and regulations, or environmental contamination or releases of hazardous materials on our leased premises, as well as through disposal of our products, could cause us to incur substantial costs, including clean-up costs, personal injury and property damage claims, fines and penalties, costs to redesign our products or upgrade our facilities and legal costs, or require us to curtail our operations, any of which could seriously harm our business.
Human Capital Resources
As of December 31, 2021, we had 200 full-time employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.
We believe our innovation and operational excellence stems directly from the diversity in our community and our common commitment to equity, inclusion, and equal access to healthcare. As of December 31, 2021, over 48% of our employees were women and over 27% were from minority groups.

Corporate Information
Owlet Baby Care Inc. was incorporated in Delaware on February 24, 2014 as a Delaware corporation. SBG was incorporated in Delaware on June 23, 2020. On July 15, 2021, SBG closed the Merger with Owlet Baby Care Inc. As a result of the Merger, Owlet Baby Care, Inc. became a wholly-owned subsidiary of SBG, and SBG changed its name to Owlet, Inc.

Available Information
Our website address is www.owletcare.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as beneficial ownership filings available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.
We may use our website as a distribution channel of material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through the Investors sections of its website at https://investors.owletcare.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address under the “Resources” menu on the Investors section of our website at https:// investors.owletcare.com.
The reference to our website address does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider such information to be a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations. The risk factors described below should be read together with the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission ("SEC").

Risks Related to Our Business and Operations

We have a limited operating history and have grown significantly in a short period of time.

We were organized in 2014 and began selling our Owlet Smart Sock in 2015, our Owlet Cam in 2018, and launched our Owlet Dream Sock in January 2022. Accordingly, we have a limited operating history, which makes an evaluation of our future prospects difficult. Our operating results have fluctuated in the past, and we expect our future quarterly and annual operating results to fluctuate as we focus on increasing the demand for our products and services. We may need to make business decisions that could adversely affect our operating results, such as modifications to our pricing strategy, business structure or operations.

We have a history of net losses, and we may not achieve or maintain profitability in the future.

We have incurred net losses since inception. For the years ended December 31, 2020 and 2021, we incurred net losses of $10.5 million and $71.7 million, respectively. As a result of our ongoing losses, we had an accumulated deficit of $71.7 million and $143.4 million as of December 31, 2020 and December 31, 2021, respectively. Since inception, we have spent significant funds on organizational and start-up activities, to recruit key managers and employees, to develop our products, services and connected nursery ecosystem, to develop our manufacturing know-how and customer support resources and for research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of the COVID-19 pandemic, such as its impact on logistics and other supply chain costs.

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

We ceased distribution of the Owlet Smart Sock in the U.S. in October 2021 following receipt of a Warning Letter from the FDA, and we will not be able to market and sell the Owlet Smart Sock with the same features and claims unless and until we receive marketing authorization from the FDA, which we may not receive in a timely fashion, or at all. Moreover, although we launched a new product called the Owlet Dream Sock in the U.S. while we pursue marketing authorization for the notification features that were the subject of the Warning Letter, the FDA may allege that the Owlet Dream Sock is also a medical device that cannot be marketed without first receiving FDA marketing authorization.

On October 1, 2021, we received a Warning Letter from the FDA in which the FDA asserted that the Owlet Smart Sock is a medical device requiring marketing authorization from the FDA due to its marketing and functionality in measuring blood oxygen saturation and pulse rate, and providing an alarm to notify users that these measurements are outside of preset values.  Prior to receipt of the Warning Letter, we were dependent on sales of the Owlet Smart

Sock in the U.S. for a majority of our revenue, and expected to continue to be dependent for the foreseeable future. Following receipt of the Warning Letter, we ceased distribution of the Owlet Smart Sock in the U.S., and we have been in communications with the FDA regarding our plans to pursue marketing authorization for the notification features that were the subject of the Warning Letter.  Although the FDA has not requested or required that we recall Owlet Smart Sock products that had already been distributed prior to our decision to cease distribution, we cannot assure you that such a recall will not be requested or required, or that we will not decide to recall such products, in the future.  Any such recall could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in our efforts to obtain marketing authorization from the FDA for the notification features that were the subject of the Warning Letter, and even if we do, it may take significantly longer than we anticipate.  The FDA marketing authorization process can be expensive, lengthy and uncertain. For example, the process of pursuing and obtaining clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”), also known as a 510(k) clearance, usually takes from three to 12 months, but can take longer. The process of obtaining approval of a premarket approval application (“PMA”) is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA.  The de novo classification process may similarly take an extended period of time.  In addition, a PMA generally requires the performance of one or more clinical trials. Clinical data may also be required in connection with an application for 510(k) clearance or a de novo request. Despite the time, effort and cost, a device may not obtain marketing authorization by the FDA. Any delay or failure to obtain necessary regulatory marketing authorizations would harm our business. Furthermore, even if we are granted such marketing authorization, it may include significant limitations on the uses, which may limit the potential commercial market for the device.

Although we have ceased distribution of the Owlet Smart Sock in the United Stated while we pursue marketing authorization for it, we launched and are marketing a new product, the Owlet Dream Sock, which we do not believe will be regulated by the FDA as a medical device based on the device's functionality and claims. However, the FDA may disagree with our assertion that the product is not a medical device. If the Owlet Dream Sock is not well-received by customers, we may be delayed in generating or unable to generate revenues from sales of the product in the U.S. Moreover, if the FDA asserts that the Owlet Dream Sock is a medical device requiring FDA marketing authorization, we may be required to cease distribution of the product and recall product already distributed, and we may be restricted from selling the product again until after marketing authorization has been received, which is a long, expensive, and uncertain process, and we may not obtain such marketing authorization, if required. If the FDA were to assert that the Owlet Dream Sock is a medical device requiring marketing authorization, we could also be subject to regulatory enforcement action. In addition, we may be required to modify the product’s functionality or limit our marketing claims for the product, whether or not we obtain such marketing authorization. In any such event, our business could be substantially harmed.

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

We currently sell the Owlet Smart Sock in certain countries outside of the U.S., and we have not obtained any medical device marketing authorization, approval, or certification from any other governmental authority or notified body. In response to inquiries from the FDA and regulatory authorities in other jurisdictions regarding the marketing of the Owlet Smart Sock, we have communicated our belief that the Owlet Smart Sock is not a medical device and does not require marketing authorization from the FDA or similar marketing authorization or certification from such other regulatory authorities or notified bodies. However, certain regulatory authorities have expressed they do not agree with that conclusion and have required us to obtain marketing authorization, such as a clearance or approval, or other certification to continue to sell the product.

For example, the FDA sent us a Warning Letter on October 1, 2021 stating that the Owlet Smart Sock was an adulterated medical device being marketed without FDA approval, clearance or other marketing authorization, and FDA requested that we stop commercial distribution of the Owlet Smart Sock. Pursuant to the FDA’s request, we ceased commercial distribution of the Owlet Smart Sock in the U.S. on October 21, 2021. As another example, the Medicines and Healthcare products Regulatory Agency (“MHRA”) the regulatory authority responsible for the United Kingdom (“UK”) medical device market, has asserted that the Owlet Smart Sock requires certification by a notified body and subsequent registration as a medical device in the UK, but has indicated it will allow us to continue to market the Owlet Smart Sock until the end of 2022 without such certification or registration. We may not be able to obtain such certification and may not be able to register the Owlet Smart Sock as a medical device within this time period, at which point we would be required to cease marketing the Owlet Smart Sock in the UK, unless the MHRA grants us an extension. In addition, Health Canada, Canada's medical device regulatory authority, has also determined that the Owlet Smart Sock meets the definition of a medical device that requires premarket approval and requested that we stop selling and advertising the Owlet Smart Sock. Pursuant to Health Canada’s request, we ceased selling and advertising the Owlet Smart Sock in Canada on December 10, 2021, and are in the process of pursuing a medical device license for the Owlet Smart Sock from Health Canada.

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

Our products rely on the installation of our mobile applications to function properly. We develop mobile applications on Apple’s iOS platform and Google’s Android platform. Our customers download our mobile applications on Apple’s App Store and the Google Play Store. The App Store and Google Play Store are controlled entirely by Apple and Google, respectively. Mobile applications on the iOS platform are subject to approval by Apple and mobile applications on the Android platform are subject to approval by Google. The terms and policies for maintenance of existing applications and the approval process of new applications are very broad and subject to interpretation and frequent changes, and Apple and Google have complete control over the approval or removal of each mobile application submitted to or offered on their respective platforms. If either Apple or Google changes its standard terms and conditions for maintaining or approving mobile applications in a way that is detrimental to us or decide to remove our mobile applications from their stores, it will be much more difficult or may not be possible for users to install the mobile applications and receive updates to the mobile applications, and our current or future products may cease to function as intended. For example, in response to the October 1, 2021 Warning Letter, Apple notified us that, as of November 17, 2021, the Owlet Care App would no longer available for download in the App Store to new users in the U.S. Apple initially removed the Owlet Care App from the App Store globally, but has since made it available for download in all jurisdictions except for the U.S. and Canada. Apple has informed us that it will remove our mobile applications from the App Store in any country in which any Owlet product requires marketing authorization or certification from any governmental authority or notified body. As a result, we have designed a new mobile application called the Owlet Dream App that is currently available for Owlet Dream Sock and Owlet Cam users in the U.S. on the App Store and Google Play Store. However, in the event that Apple determines the Owlet Dream App implicates the functionalities and claims that the FDA asserted rendered the Owlet Smart Sock a medical device in the Warning Letter, Apple may remove the Owlet Dream App from the App Store. If Apple removes the Owlet Dream App from the App Store or Google removes the Owlet Dream App from the Google Play Store, our Owlet Dream Sock and Owlet Dream Duo products would not function as intended, and we may be required to recall our products, issue refunds and accept returns, and we may be subject to costly litigation.

A substantial portion of our sales comes through a limited number of retailers.

Historically, we have relied on a limited number of retailers for a substantial portion of our total sales. For example, sales through our top three retail customers represented 51% of our revenue for the year ended December 31, 2020 and 50% for the year ended December 31, 2021. These retailers work with us on a non-exclusive basis. If we are unable to establish, maintain or grow these relationships over time, or if these relationships grow more slowly than we anticipate, we are likely to fail to recover these costs and our operating results will suffer. The loss of any significant retail customer, whether or not related to our business or our products or services, could have an impact on the growth rate of our revenue as we work to obtain new retail customers or replacement relationships. Contracts with retailers may typically be terminated or renegotiated before their term expires for various reasons, subject to certain conditions. For example, after a specified period, certain of our contracts are terminable for convenience by such retailers, subject to a notice period. Additionally, certain contracts may be terminated immediately by the retailer if we go bankrupt or if we fail to comply with certain specified laws. Any renegotiation of the commercial agreements may result in less favorable economic terms for us. Retailers may also consolidate their operations, reducing the overall number of locations in which they sell our products and services. Historically, we have had retail customers declare bankruptcy and stop operations, negatively affecting our sales and business. If regulatory actions such as the Warning Letter we received in October 2021 regarding the regulatory status of the Owlet Smart Sock are threatened or taken against us or our products, retailers may stop carrying our products. For example, U.S.

retailers have suspended U.S. sales of the Owlet Smart Sock and Owlet Duo. In response to the Warning Letter, our retail customers have returned or are returning existing inventory of the Owlet Smart Sock and Owlet Duo. Such returns have had, and may continue to have, a material adverse effect on our business, financial condition and results of operations.

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

Prior to the receipt of the Warning Letter, we experienced recent rapid growth and anticipate further growth. For example, our revenue increased from $54.4 million for the nine months ended September 30, 2020 to $78.4 million for the nine months ended September 30, 2021. The number of our full-time employees increased from 111 as of December 31, 2020 to 200 as of December 31, 2021. This growth, however, is not assured and is subject to fluctuation. For example, our 2021 fourth quarter results were significantly and negatively impacted by the Warning Letter.

Our growth has placed significant demands on our management, financial, operational, technological and at the time of other resources, and we expect that our growth will continue to place significant demands on our management and other resources and will require us to continue developing and improving our operational, financial and other internal controls. Our need to effectively execute our growth strategy requires that we:
•manage our commercial operations effectively;
•identify, recruit, retain, incentivize and integrate additional employees;
•provide adequate training and supervision to maintain our high-quality standards and preserve our culture and values;
•manage our internal development and operational efforts effectively while carrying out our contractual obligations to third parties; and
•continue to improve our operational, financial and management controls, reports systems and procedures.
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

We currently rely on a single manufacturer for the assembly of our Owlet Sock products and a single manufacturer for the assembly of our Owlet Cam. We will likely rely on single manufacturers for future products we may develop. If we encounter manufacturing problems or delays, we may be unable to promptly transition to alternative manufacturers and our ability to generate revenue will be limited.

We have no manufacturing capabilities of our own. We currently rely on a single manufacturer located in Thailand, Benchmark, for the manufacture of our Owlet Sock products. Additionally, we currently rely on a separate single manufacturer located in China, Shenzhen Aoni Electronic, for the manufacture of our Owlet Cam. We expect to rely on limited manufacturers for future products we may develop. For example, we have relied upon and expect to continue to rely upon a single manufacturer for the supply of the Owlet Band, a product that we are developing and may commercially launch in the future. For us to be successful, our contract manufacturers must be able to provide us with products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. While our existing manufacturers have generally met our demand requirements on a timely basis in the past, their ability and willingness to continue to do so going forward may be limited for several reasons, including our relative importance as a customer of each manufacturer or their respective ability to provide assembly services to manufacture our products, which may be affected by the COVID-19 pandemic or other natural or man-made disasters. Earthquakes are of particular significance since our headquarters are located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist or terrorist organizations, epidemics, communication failures, fire, floods and similar events. Furthermore, our manufacturing agreements can be terminated by our contract manufacturers without cause by giving us prior notice of six months or less. The facilities and the manufacturing equipment used to produce our products would be difficult to replace and could require substantial time to repair if significant damage were to result from any of these occurrences. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these manufactured products for any reason and we cannot obtain an acceptable substitute.

Any transition to a new contract manufacturer, or any transition of products between existing manufacturers, could be time-consuming and expensive, may result in interruptions in our operations and product delivery, could affect the performance specifications of our products, could require that we modify the design of our products, or could require clearance, approval by the FDA, or similar clearances, approvals, or certifications from foreign regulatory authorities or notified bodies, depending on the nature of the product and the changes associated with the transition to the new manufacturer. If we are required to change a contract manufacturer, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner. We may not be able to identify and engage alternative contract manufacturers on similar terms or without delay. Furthermore, our contract manufacturers could require us to move to a different production facility. The occurrence of any of these events could harm our ability to meet the demand for our products in a timely and cost-effective manner, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are currently devoting substantial resources to the development of new or advanced products and services. However, we may not be able to complete development on a timely basis, or at all. In addition, some of our products and products in development may be regulated by the FDA or foreign regulatory agencies as medical devices, which may require marketing authorization or similar certification from applicable regulatory authorities or notified bodies, including marketing authorization from the FDA, prior to commercialization. Our products and services, particularly those needing to meet FDA or other regulatory standards, may have higher manufacturing costs than legacy products and services, which could negatively impact our gross margins and operating results during these stages, without guarantees we will be able to successfully commercialize any such products.

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

Our portfolio of products and services continues to expand, and we are investing significant resources to enter into, and in some cases create, new markets for these products and services. We are continuing to invest in sales and marketing resources to achieve market acceptance of these products and services, but our technologies may not achieve general market acceptance. New products and services, such as the Owlet Dream Sock, may also fail to achieve the market acceptance that our existing products and services, such as the Owlet Smart Sock, have historically achieved.

The degree of market acceptance of these products and services will depend on a number of factors, including:

•perceived benefits from and safety of our products and services;
•perceived cost effectiveness of our products and services;
•our ability to obtain any required marketing authorizations or certifications for our products and services and the label requirements of any marketing authorizations or certifications we may obtain;
•coverage and reimbursement available through government and private healthcare programs for using some of our products and services; and
•introduction and acceptance of competing products and services or technologies.
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

Introductions of new or advanced products and services could also adversely impact the sales of our existing products and services to consumers. For instance, the introduction or announcement of new or advanced products and services may shorten the life cycle of our existing products or reduce demand, thereby reducing any benefits of successful product or service introductions and potentially leading to challenges in managing write-downs or write-offs of inventory of existing products and services. In addition, some of our products are regulated by the FDA or foreign regulatory agencies as medical devices, which will require marketing authorization from the FDA or similar marketing authorization or certification from other applicable regulatory authorities or notified bodies prior to commercialization. New products, particularly those products needing to meet FDA or other regulatory requirements, may have higher manufacturing costs than legacy products, which could negatively impact our gross margins and operating results. Accordingly, if we fail to effectively manage introductions of new or advanced products and services, our business may be adversely affected.

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

Our estimates of the addressable market for our current products and services and future products and services are based on a number of internal and third-party estimates and assumptions, including birth rate, income levels and demographic profiles. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct. In addition, the statements in this Report relating to, among other things, the expected growth in the market for baby products and services are based on a number of internal and third-party estimates and assumptions and may prove to be inaccurate. For example, although we expect that the number of births will continue to increase, those trends could shift and the number of births could decrease. Furthermore, even if the birth rate increases as we expect, technological or medical advances could provide alternatives to our products and services and reduce demand. As a result, our estimates of the addressable market for our current or future products and services may prove to be incorrect. If the actual number of consumers who would benefit from our products and services, the price at which we can sell future products and services or the addressable market for our products and services is smaller than we estimate, it could have a material adverse effect on our business, financial condition and results of operations.

We spend significant amounts on advertising and other marketing campaigns to acquire new customers, which may not be successful or cost effective.

We market our products and services through a mix of digital and traditional marketing channels. These include paid search, digital display advertising, email marketing, affiliate marketing, and select print advertising. We also leverage our database of prospects and customers to further drive customer acquisition and referrals. We spend significant amounts on advertising and other marketing campaigns to acquire new customers, and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to acquire new customers and increase awareness of our products and services. While we seek to structure our marketing campaigns in the manner that we believe is most likely to encourage consumers to use our products and services, we may fail to identify marketing opportunities that satisfy our anticipated return on marketing spend as we scale our investments in marketing, accurately predict customer acquisition, or fully understand or estimate the conditions and behaviors that drive consumer behavior. Further, state, federal and foreign laws and regulations governing the privacy and security of personal information are evolving rapidly and could impact our ability to identify and market to potential and existing customers. If federal, state, local or foreign laws governing our marketing activities become more restrictive or are interpreted by governmental authorities to prohibit or limit these activities, our ability to attract new customers and retain customers would be affected and our business could be materially harmed. In addition, any failure, or perceived failure, by us, to comply with any federal, state, or foreign laws or regulations governing our marketing activities could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain marketing strategies. If any of our marketing campaigns prove less successful than anticipated in attracting new customers, we may not be able to adequately recover our marketing spend, and our rate of customer acquisition may fail to meet market expectations, either of which could have a material adverse effect on our business, financial condition and results of operations. Our marketing efforts may not result in increased sales of our products and services.

Further, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising of our products and services. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute consumer actions on advertisers’ websites to the effectiveness of advertising campaigns run by us. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple’s related Privacy-Preserving Ad Click attribution, intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Similarly, Google recently announced that it plans to stop supporting third-party cookies in its Google Chrome browser. Google has also put forth a new initiative called the Privacy Sandbox, which is meant to curtail improper tracking while continuing to allow ad targeting within Google Chrome. Under Google’s Privacy Sandbox initiative, cookies will be replaced by five browser application programming interfaces (“APIs”) that will allow advertisers to receive aggregated data without using cookies. Google Privacy Sandbox is still being developed, but if it is adopted, could require us to make changes to how we collect information on our consumers and our marketing activities. Further, Apple announced certain changes, including introducing an AppTrackingTransparency framework that will limit the ability of mobile applications to request an iOS device’s advertising identifier and may also affect our ability to track consumer actions.

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

Further expanding our business to attract customers in countries other than the U.S. is a key element of our long-term business strategy. International operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, and such exposure will increase as our international presence and activities increase. These risks include:
•the imposition of additional U.S. and foreign governmental controls or regulations;
•the imposition of costly and lengthy new export licensing requirements;
•the imposition of requirements to maintain data and the processing of that data on servers located within the U.S. or in foreign countries;
•a shortage of high-quality employees, sales people and distributors;
•the loss of any key personnel that possess proprietary knowledge, or who are otherwise important to our success in certain international markets;
•changes in duties and tariffs, license obligations and other non-tariff barriers to trade;
•the imposition of new trade restrictions;
•the imposition of restrictions on the activities of foreign agents, representatives and distributors;
•compliance with or changes in foreign tax laws, regulations and requirements and economic and trade sanctions programs including, for example, the U.S., UK and EU sanctions relating to the Russian Federation, Ukraine and the Republic of Belarus initially implemented in February 2022;
•evolution in regulatory landscapes, such as on account of the UK leaving the EU, and uncertainties that arise from such evolution;
•pricing pressure;
•changes in foreign currency exchange rates;
•laws and business practices favoring local companies;
•political instability and actual or anticipated military or political conflicts;
•financial and civil unrest worldwide;
•outbreaks of illnesses, pandemics or other local or global health issues;
•natural or man-made disasters;
•the inability to collect amounts paid by foreign government customers to our appointed foreign agents;
•longer payment cycles, increased credit risk and different collection remedies with respect to receivables; and
•difficulties in enforcing or defending intellectual property rights.
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

If we do not successfully adapt our products and services and applications, we could lose revenue opportunities and customers. Furthermore, in the event any of our products is regulated as a medical device and obtains marketing authorization from the FDA or similar marketing authorization or certification from comparable foreign regulatory authorities or notified bodies, one or more of our competitors may develop products that compete. For example, in the U.S., if any of our products is regulated as a medical device that is subject to and that obtains marketing authorization pursuant to the 510(k) clearance or de novo classification pathways, competitors may develop products that the FDA determines are substantially equivalent to our products and may use our products as predicate devices to obtain 510(k) clearances for their competing products.

Our business, financial condition, results of operations and growth have been and may continue to be impacted by the effects of the COVID-19 pandemic.

The COVID-19 pandemic may continue to negatively impact our operations and revenues and overall financial condition by harming the ability or willingness of customers to pay for our products and services due to macro-economic conditions resulting from the pandemic or the operations of manufacturers, suppliers and other third parties with which we do business. These challenges will likely continue for the duration of the pandemic, which is uncertain, and the macro-economic effects of the pandemic will likely continue far beyond the duration of the pandemic.

Numerous state, local, and foreign jurisdictions previously imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Although the governor of Utah, where our headquarters are located, did not issue any “shelter-in-place” or “stay at home” orders, such orders could be instituted if the COVID-19 pandemic worsens. We have taken a number of precautionary measures to manage our resources and mitigate the adverse impact of the pandemic, which is intended to help minimize the risk to our employees, customers, and the communities in which we operate. Employees at our headquarters and certain other employees have been asked to work from home where possible, with only limited access given to employees to work in the office when necessary. For roles that require employees to be on-site, we are providing protective equipment, practicing social distancing and increasing sanitizing standards. As the COVID-19 pandemic continues, other potential disruptions may include delays by applicable state or federal and foreign regulatory authorities or bodies in processing potential submissions to that regulatory authority or body, delays in product development efforts and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our

Owlet technologies. For example, as a result of the ongoing COVID-19 pandemic, regulatory review times have lengthened, and product introductions could be delayed or canceled, which would adversely affect our ability to grow our business in the U.S. and, particularly in light of the recent transition towards the new EU Medical Devices Regulation and reduced notified body capacity, in the EU. Moreover, if we do not obtain UKCA marking and certificates issued by UK notified bodies prior to the end of 2022, we will need to cease selling our products in the UK unless we receive an extension from the MHRA. In addition, even after “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19 are lifted, we may continue to experience disruptions to our business.

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

Additionally, in the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. In November 2021, we and certain of our executive officers and directors were named as defendants in two pending purported securities class action lawsuits. The complaints were filed on behalf of all investors who: (a) purchased the Company’s common stock between March 31, 2021 and October 4, 2021; or (b) held common stock in SBG as of June 1, 2021, and were eligible to vote in the Special Meeting held on July 14, 2021. The complaints alleged that we and certain executive officers and directors made false and/or misleading statements and failed to disclose certain information regarding the FDA’s likely classification of the Owlet Smart Sock as a medical device requiring marketing authorization. These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could have a material adverse effect on our business, financial condition, results of operations or stock price.

We rely significantly on IT and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our business and our ability to operate our business effectively.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on IT systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information of customers and our employees and contractors. However, our IT systems and those of our those of our users, customers, partners, suppliers and third-party service providers are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon IT systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. For example, we have been and in the future may be the target of phishing and other scams and attacks. We have not always been successful in detecting these attacks, and while we have not experienced any significant loss or material expense as a result of these cybersecurity attacks or other information security breaches, there can be no assurance that we will not suffer additional attacks or incur material financial consequences or expense in the future. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

Cybersecurity attacks in particular are evolving and because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can be no assurance that our protective measures will prevent or detect security breaches that could have a significant impact on our business, reputation, financial condition and results of operations.

If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations due to a loss of our trade secrets and confidential information, negative publicity and damage to our reputation, loss of customers, loss of or delay in market acceptance of our products and services, loss of competitive position, loss of revenue or liability for damages or other similar disruptions. Depending on the nature of the attack, a successful attack may also bring into question our internal control over financial reporting. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any security compromise affecting us, our customers, partners, suppliers, third-party service providers or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We may also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, results of operations or financial condition.

Our ability to effectively manage and maintain our internal business information, and to ship products and provide services to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning system and other IT systems. Portions of our IT systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In addition, interfaces between our products and services and our customers’ computer networks could provide additional opportunities for cybersecurity attacks on us and our customers. The failure of these systems to operate or integrate effectively with other internal, customer, supplier or third-party service provider systems and to protect the underlying IT system and data integrity, including from cyberattacks, intrusions or other breaches or unauthorized access of these systems, or any failure by us to remediate any such attacks or breaches, may also result in damage to our reputation or competitiveness, delays in product fulfillment and reduced efficiency of our operations, and could require significant capital investments to remediate any such failure, problem or breach, all of which could adversely affect our business, financial condition and results of operations.

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

We currently host our products and services, serve our customers and support our operations in the U.S. primarily from third-party data and call centers and other cloud-based services. For example, we rely on cloud services and bespoke software services provided by Ayla Networks for our Owlet Smart Sock and Owlet Dream Sock products to support the transfer of data to the cloud and back to us and the user. Additionally, we rely on the data transfer services of ThroughTek to enable video viewing access for the Owlet Cam. We do not have control over the operations of the services or the facilities of any of those providers. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. We may not be able to easily switch our cloud operations to another cloud provider if there are disruptions or interference with such providers.

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

We have experienced recurring losses from operations and negative cash flows from operations, and we expect to continue operating at a loss for the foreseeable future. As of December 31, 2021, we had an accumulated deficit of $143.4 million and cash and cash equivalents of $95.1 million. We estimate that our available cash as of December 31, 2021 will be sufficient to meet our projected operating requirements for at least the next twelve months from the date the consolidated financial statements were issued.

We may still need additional funding to fund our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings, or by other means. Our future capital requirements will depend on many factors, including:
•the timing, receipt and amount of sales from our current and future products and services;
•the cost of manufacturing, either ourselves or through third party manufacturers, our products and services;
•the cost and timing of expanding our sales, marketing and distribution capabilities;
•the terms and timing of any other partnership, licensing and other arrangements that we may establish;
•the costs and timing of securing regulatory approvals or certifications;
•any product liability or other lawsuits related to our current or future products and services;
•the expenses needed to attract, hire and retain skilled personnel;
•the costs associated with being a public company;
•the duration and severity of the COVID-19 pandemic and its impact on our business and financial markets generally;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and
•the extent to which we acquire or invest in businesses, products or technologies.
The Warning Letter and the cessation of commercial distribution of the Owlet Smart Sock in the U.S. may have a material adverse effect on our ability to raise additional capital. Additional funds may not be available to us on acceptable terms on a timely basis, if at all.

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

Our loan and security agreement with Silicon Valley Bank (“SVB”) contains various affirmative and negative covenants and restrictions that limit our ability to engage in specific types of transactions, including:
•conveying, selling, leasing, transferring, or otherwise disposing of certain assets;
•consolidating, merging, selling or otherwise disposing of all or substantially all of our assets or acquiring all or substantially all of the capital stock or property of another person;
•incurring specified types of additional indebtedness (including guarantees or other contingent obligations); and
•paying dividends on, repurchasing or making distributions in respect of any capital stock or making other restricted payments, subject to specified exceptions.
In addition, under the loan and security agreement, we are required to satisfy and maintain certain financial ratios, including financial maintenance covenants. We obtained a waiver from SVB for a failure to maintain compliance with a financial covenant as of December 31, 2020, but cannot make assurances we will be able to satisfy these requirements in the future or, if we fail to satisfy these requirements, that will be able to negotiate a waiver or amendment with SVB as we have in the past. A breach of any of these ratios or covenants, including as a result of events beyond our control, would result in a default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding under the loan and security agreement immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of December 31, 2021, $14.0 million in aggregate principal amount was outstanding under the loan. See Part II. Item 8. "Financial Statements and Supplementary Data - Note 6," included in this Report.

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

We have incurred substantial net operating losses (“NOLs”) since inception, and we may not achieve profitability in the future. U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration. U.S. federal NOLs generally may not be carried back to prior taxable years except that, under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), U.S. federal NOLs generated in 2018, 2019 and 2020 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. Additionally, for taxable years beginning after December 31, 2020, the deductibility of U.S. federal NOLs is limited to 80% of our taxable income in such taxable year. NOLs generated in tax years before 2018 may still be used to offset future taxable income without regard to the 80% limitation, although they have the potential to expire without being utilized if we do not achieve profitability in the future. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a corporation, as well as changes in ownership arising from new issuances of stock by the corporation. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other pre-change tax attributes if we undergo a future ownership change. We could experience one or more ownership changes in the future, including in connection with this Merger and as a result of future changes in our stock ownership, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset post-change taxable income may be subject to limitations. For these reasons, we may not be able to utilize a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

We have identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements, cause us to fail to meet our periodic reporting obligations, or cause our access to the capital markets to be impaired.

In connection with the reissuance of our consolidated financial statements as of and for the fiscal year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. The identified material weaknesses in our internal control over financial reporting continued to exist as of December 31, 2021.

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and financial reporting requirements. This material weakness contributed to the following additional material weaknesses:
•We did not design and maintain effective controls over the segregation of duties related to journal entries. Specifically, certain personnel have the ability to both create and post journal entries within the Company’s general ledger system. This material weakness did not result in any adjustments to the consolidated financial statements.
•We did not design and maintain effective controls over the accounting for convertible preferred stock and warrant arrangements. Further, we did not design and maintain effective controls to verify the completeness and accuracy of sales returns and accrued sales tax. Each of these material weaknesses resulted in material adjustments to several account balances and disclosures in the consolidated financial statements as of and for the year ended December 31, 2019.
•We did not design and maintain effective controls over IT general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel, (iii) computer operations controls to ensure that critical batch jobs are monitored, and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. This material weakness did not result in any adjustments to the consolidated financial statements.
Additionally, each of the material weaknesses described above could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

See Part II. Item 9A. "Controls and Procedures" included in this Report for a discussion of our remediation plan to address these material weaknesses.

As a public company, we will be required pursuant to Section 404(a) of the Sarbanes-Oxley Act, subject to certain exceptions, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in internal control over financial reporting. Once we cease to be an emerging growth company, our independent registered public accounting firm will also be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act, to attest to the effectiveness of our internal control over financial reporting in each annual report on Form 10-K to be filed with the SEC. We are required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

Risks Related to Regulation of Our Industry and Products

We are required to obtain and maintain marketing authorizations or certifications from the FDA, foreign regulatory authorities or notified bodies for medical device products in the U.S. or in foreign jurisdictions, which can be a lengthy and time-consuming process, and a failure to do so on a timely basis, or at all, could severely harm our business.

We are developing certain products, including the Owlet BabySat and Owlet OTC Smart Sock, that we believe are regulated as medical devices. Certain other products we are developing, such as the Owlet Band, may also be regulated as medical devices depending on their intended use. Although we do not believe the Owlet Dream Sock is a medical device, the FDA and other regulators may disagree, similar to the assertions they have made with respect to the regulatory status of the Owlet Smart Sock. For example, in response to inquiries from the FDA and regulatory authorities in other jurisdictions regarding the marketing of the Owlet Smart Sock, we have communicated our belief that the Owlet Smart Sock is not a medical device and does not require marketing authorization from the FDA or similar clearance, approval, certification, or other authorization from such other regulatory authorities. However, the FDA and certain other regulatory authorities have expressed they do not agree with that conclusion and have stated that we must obtain such marketing authorization, clearance, approval, and/or certification to continue to sell the product. The FDA sent us a Warning Letter on October 1, 2021 stating that the Owlet Smart Sock was an adulterated medical device being marketed without FDA approval, clearance or authorization, and requested that we stop commercial distribution of the Owlet Smart Sock. Pursuant to the FDA’s request, we ceased commercial distribution of the Owlet Smart Sock in the U.S. on October 21, 2021, and we plan to pursue marketing authorization for the features of the Owlet Smart Sock that the FDA believes make it a medical device.

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

In addition, we believe that some of the products we plan to market could be subject to an FDA enforcement discretion policy, meaning that even if the products are medical devices, they are not subject to FDA premarket or postmarket regulatory requirements. For example, the FDA has established a compliance policy for certain products that may fall within the definition of a medical device, but that are intended for only “general wellness use” and present a low risk to the safety of users and other persons. The FDA defines a “general wellness use” to be (i) an intended use that relates to maintaining or encouraging a general state of health or a healthy activity, or (ii) an intended use that relates the role of healthy lifestyle with helping to reduce the risk or impact of certain chronic diseases or conditions and where it is well understood and accepted that healthy lifestyle choices may play an important role in health outcomes for the disease or condition. The FDA identifies sleep management – such as a product intended to track sleep trends – as an intended use of a product that falls within a general wellness use, provided that the product claims do not make reference to any diseases or conditions. Specifically, the FDA has issued guidance explaining that for such low-risk products, FDA does not intend to examine whether the product constitutes a medical device, and if the product is a medical device, whether the product complies with the premarket review and post-market regulatory requirements of the FDCA. As such, if a medical device falls within the definition of a “low risk general wellness product,” the product may nevertheless be subject to enforcement discretion under the FDA’s compliance policy for such products, meaning that the FDA will not enforce its medical device authorities with respect to that product. To the extent that we pursue the marketing of any products as a “low risk general wellness product,” the FDA may disagree that the product qualifies and may determine that the product is a medical device requiring marketing authorization. If the FDA makes this determination with respect to any product that we believe is a device but qualifies for enforcement discretion, we could be required to cease commercial distribution of the product or recall the product pending receipt of any required marketing authorization, and we could be subject to enforcement action, litigation, and negative publicity as a result, any of which could materially, adversely affect our business.

The FDA’s interpretations of its laws and regulations are subject to change. If the FDA changes its policy or concludes that the marketing of any of our products is not in accordance with current policies, regulations or statutory requirements, or if the FDA changes its applicable policies or if changes are introduced to applicable laws or regulations, we may be required to seek clearance or approval or other marketing authorization for these products through the 510(k), de novo classification or PMA processes, may not be permitted to continue marketing these products until marketing authorization is obtained, or may be the subject of regulatory enforcement actions or recalls.

Disruptions at the FDA, other agencies or notified bodies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved, or commercialized in a timely manner, or at all, which could negatively impact our business.

The ability of the FDA, other agencies and notified bodies to review and authorize or certify for marketing new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, agency’s or notified body's ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the agency’s or notified body's ability to perform routine functions. Average review times at the FDA and other agencies and notified bodies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, other agencies and notified bodies may also slow the time necessary for new medical devices or modifications to be reviewed and/or cleared, approved or certified by necessary agencies or notified bodies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the U.S. have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In the EU, notified bodies must be officially designated to certify products and services in accordance with the MDR. While several notified bodies have been designated the COVID-19 pandemic has significantly slowed down their designation process and the current designated notified bodies are facing a large amount of requests with the new regulation as a consequence of which review times have lengthened. This situation could significantly impact the ability of notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business in the EU and European Economic Area (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland).

We are expanding into international markets and we will be required to obtain and maintain regulatory authorizations, including clearances or approvals, or other certifications in order to commercialize certain of our products in certain international markets. Failure to obtain such regulatory authorizations or certifications in relevant foreign jurisdictions may prevent us from marketing medical device products abroad.

We currently market and intend to continue to market our products and services internationally. We expect certain of our pipeline products to be regulated as medical devices, and we have received communications from certain regulatory authorities inquiring as to the regulatory status of our Owlet Smart Sock, and whether such product is regulated as a medical device in such jurisdictions. In these communications, some regulatory authorities have asserted that the Owlet Smart Sock is a medical device that must comply with medical device requirements in those jurisdictions. For example, Health Canada, Canada's medical device regulatory authority, has also determined that the Smart Sock meets the definition of a medical device that requires a medical device license. We plan to pursue a medical device license for the Owlet Smart Sock from Health Canada.

In addition, the MHRA, the regulatory authority responsible for the UK medical device market, has asserted that the Owlet Smart Sock requires certification by a notified body and subsequent registration as a medical device in the UK, but has indicated it will allow us to continue to market the Owlet Smart Sock until the end of 2022 without such certification or registration. We plan to pursue such certification and registration for the Owlet Smart Sock in the UK, but we may not be able to obtain certification of the Owlet Smart Sock by a notified body and subsequent registration as a medical device in the UK before the end of 2022, at which point we would be required to cease marketing the Owlet Smart Sock in the UK, unless the MHRA grants us an extension.

Elsewhere in Europe, we can generally market a medical device only if we receive a certification by a notified body, i.e., an independent organization accredited or designated by an EU member state or a marketing authorization from other foreign regulatory authorities (and meet certain pre-marketing requirements) and, in some cases, pricing approval, from the appropriate regulatory authorities. The path to market varies among international jurisdictions and may require additional or different product testing than required to obtain FDA marketing authorization. We may be unable to obtain foreign certifications or marketing authorizations on a timely basis, if at all, and we may also incur significant costs in attempting to obtain foreign certifications or marketing authorizations.

In order to sell medical devices in the EU, products must comply with the general safety and performance requirements of the EU Medical Devices Regulation (2017/745 or “MDR”). Compliance with these requirements is a prerequisite to be able to affix the European Conformity (“CE”) mark to medical devices, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the MDR including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to any medical devices, which would prevent us from selling them within the EU. These modifications are likely to have an effect on the way we conduct our business in the EU. For example, as a result of the transition towards the new regime, notified body review times have lengthened, and product future introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business and our future products. The aforementioned EU rules are generally applicable in the EEA. Non-compliance with the above requirements would also prevent us from selling medical devices in these countries.

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

As a result of Brexit, the EU MDR will not be implemented in the UK, and previous legislation that mirrored the EU MDR in the UK law has been revoked. The regulatory regime for medical devices in Great Britain (England, Scotland and Wales) will continue to be based on the requirements derived from current EU legislation, and the UK may choose to retain regulatory flexibility or align with the EU MDR going forward. CE markings will continue to be recognized in the UK, and certificates issued by EU-recognized notified bodies will be valid in the UK, until June 30, 2023. For medical devices placed on the market in Great Britain after this period, the UKCA, marking will be mandatory. In contrast, UKCA marking and certificates issued by UK notified bodies will not be recognized on the EU market. The TCA does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). For medical devices that are locally manufactured but use components from other countries, the “rules of origin” criteria will need to be reviewed. Depending on which countries products will be ultimately sold in, manufacturers may start seeking alternative sources for components if this would allow them to benefit from no tariffs. The rules for placing medical devices on the Northern Ireland market will differ from those in Great Britain.

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

We have relied upon and plan to continue to rely upon third parties for execution of our nonclinical and clinical studies, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our third party contractors may be required to comply with Good Clinical Practice (“GCP”) requirements and Good Laboratory Practice requirements which are regulations and guidelines enforced by the FDA and other regulatory authorities for the conduct of certain clinical and nonclinical studies, respectively. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, and other contractors. If we or any of our third party contractors fail to comply with applicable regulations, the data generated in our studies may be deemed unreliable and the FDA and other regulatory authorities or bodies may require us to perform additional nonclinical and clinical studies before issuing any marketing authorizations or other certifications for any medical device products we seek to market. Upon inspection by a given regulatory authority, such regulatory authority may determine that our clinical studies do not comply with GCP regulations. Our or our third party contractors’ failure to comply with these regulations may require us to repeat clinical studies, which would delay or prevent any required marketing authorization or similar certification from being granted.

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

Promotion of any medical devices using claims that are off-label, unsubstantiated, false or misleading could subject us to substantial penalties and enforcement action.

Obtaining FDA or foreign regulatory authorities marketing authorization or notified bodies certification would permit us to promote the subject medical device only for the specific use(s) cleared, approved, certified or otherwise authorized by the FDA, foreign regulatory authorities or notified bodies. Use of a medical device outside its authorized or certified indications is known as “off-label” use. Although physicians may use any medical devices we market off-label because the FDA and foreign regulatory authorities do not restrict or regulate a physician’s choice of treatment within the practice of medicine, we are prohibited from marketing or promoting any medical devices for off-label use. While we may pursue FDA or foreign regulatory authorities marketing authorizations or notified bodies certifications for certain indications for any medical devices we seek to market, the FDA or foreign regulatory authorities or notified bodies may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any authorized or certified product as a condition of marketing authorization or certification. If the FDA or foreign regulatory authorities determine that our products authorized or certified for marketing as medical devices were promoted for off-label use, or that false, misleading or inadequately substantiated promotional claims have been made by us or our commercial partners, it could request that we or our commercial partners modify those promotional materials or take regulatory or enforcement actions, including the issuance of an untitled letter or warning letter, injunction, seizure, civil fine and criminal penalties.

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
Failure by us or one of our suppliers to comply with statutes and regulations administered by any of these regulatory bodies that are applicable to any medical devices we market, or with any applicable statutes and regulations administered by other regulatory bodies, could result in, among other things, any of the following:
•warning letters or untitled letters issued by the FDA or FTC and their counterparts in international jurisdictions;
•litigation, fines, civil penalties, in rem forfeiture proceedings, injunctions, consent decrees and criminal prosecution;
•import alerts and holds;
•unanticipated expenditures to address or defend such actions;
•delays in clearing, approving, authorizing, or certifying, or refusal to clear, approve, authorize, or certify, our products, where applicable;
•withdrawals or suspensions of clearance, approval, authorization or certification of our products or those of our third-party suppliers by the FDA or other regulatory authorities or notified bodies, where applicable;
•product recalls or seizures;
•adverse publicity;
•orders for device repair, replacement or refund;
•interruptions of production or inability to export to certain foreign countries; and
•operating restrictions.
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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder (collectively, “HIPAA”) imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information and some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners.

For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Furthermore, the FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the European Union General Data Protection Regulation (“GDPR”) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. The GDPR imposes strict obligations on the ability to process health-related and other personal data of individuals within the EEA, including in relation to use, collection, analysis, and transfer (including cross-border transfer) of such personal data. The law is also developing rapidly and, in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the U.S. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission has published revised standard contractual clauses (“SCCs”) for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. We will be required to implement the revised SCCs, in relation to relevant existing contracts and certain additional contracts and arrangements, within the relevant time frames. Further, the new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

In addition, EU and EEA Member States may impose further obligations relating to the processing of genetic, biometric or health data, which could further add to our compliance costs and limit how we process this information. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, we have to comply with the GDPR and also the UK GDPR (“UK GDPR”), which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision, and remains under review by the Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. Furthermore, other international jurisdictions, including Singapore, South Korea, China, Brazil, Mexico and Australia, have also implemented laws relating to data privacy and protection.

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

To the extent we market any medical devices or other healthcare products and services, our relationships with customers, physicians and third-party payors may be subject, directly or indirectly, to federal, state and foreign healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners, or vendors violate these laws, we could face substantial penalties.

To the extent we market any medical devices or other healthcare products and services, our relationships with customers, physicians, and third-party payors may be subject, directly or indirectly, to federal, state and foreign healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. These laws may impact, among other things, our proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. A person or entity does not have to have actual knowledge of this statute or specific intent to violate it to have committed a violation;
•federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal government programs that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, including federal healthcare programs. In addition, the government may assert that claim includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statute;
•HIPAA, which created new federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not have to have actual knowledge of this statute or specific intent to violate it to have committed a violation;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (nurse practitioners, certified nurse anesthetists, physician assistants, clinical nurse specialists, anesthesiology assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•state and foreign equivalents of each of the healthcare laws described above, some of which may be broader in scope.
Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or any arrangements with physicians, could be subject to challenge under one or more of such laws. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions or significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, any regulatory approvals or certifications (as applicable) and commercialization of our products outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws. Any action against us for violation of these laws, even if we successfully defend against such action, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Expanding our commercial strategy based on third-party payor coverage and reimbursement may not be successful and will subject us to new risks, including, without limitation, changes in third-party payor coding, coverage and reimbursement rates for our products that obtain FDA or foreign regulatory authorities authorization or notified bodies certification which could affect the adoption of such products and negatively impact our future revenue.

With respect to our current products, including the Owlet Smart Sock, Owlet Dream Sock, Owlet Cam and Owlet Dream Lab , we utilize a direct-to-consumer model where consumers purchase our products directly from us or one of our retailers. Currently, these products are not covered or reimbursed by any third-party payor. We are actively developing a strategy to enable healthcare providers to obtain reimbursement for products for which we successfully obtain FDA authorization, including the Owlet BabySat, or the services associated with such products. However, this new strategy may not be successful as payors may refuse to provide coverage and reimbursement for these products even if we obtain FDA authorization.

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

Given the evolving nature of the healthcare industry and on-going healthcare cost reforms, the likelihood of success of our new commercial strategy is, and will continue to be, subject to changes in the level of third-party payor coverage and reimbursement for these products and services

Legislative and regulatory changes in the healthcare industry could have a negative impact on our financial performance. Furthermore, our business, financial condition, results of operations and cash flows could be significantly and adversely affected by healthcare reform legislation in the U.S. or in potential key international markets.

Changes in the healthcare industry in the U.S. and abroad could adversely affect the demand for our potential medical devices and the way in which we conduct our business. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), enacted in 2010, required most individuals to have health insurance, established new regulations on health plans, created insurance-pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. Since its enactment, there have been legislative, executive and judicial challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration, if any, will impact our business.

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

We anticipate that the government will continue to scrutinize the medical device industry closely, and any new regulations or statutory provisions could result in delays or increased costs during the periods of product development, clinical trials and regulatory review and marketing authorization or certification, as applicable, as well as increased costs to assure compliance. For instance, in December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment (“HTA”), amending Directive 2011/24/EU, was adopted. This regulation which entered into force in January 2022 intends to boost cooperation among EU member states in assessing health technologies, including some medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

Regulatory agencies in many countries require us to report potential safety issues with our products and services under a variety of circumstances. For example, the FDA’s Medical Device Reporting regulations require that for any medical device we market, we report when we become aware of information that reasonably suggests that the product may have caused or contributed to a death or serious injury, or has malfunctioned in a way that, if the malfunction were to recur, would likely cause or contribute to a death or serious injury. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the implant system. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products or delay in clearance of future products. Similarly, under the CPSC consumer product reporting requirements, we are required to report to the CPSC any incident in which a CPSC-regulated product of ours creates an unreasonable risk of serious injury or death, contains a defect which could create a substantial product hazard, fails to comply with an applicable consumer product safety rule, or fails to comply with any other rule, regulation, standard or ban enforced by the CPSC. In addition, all manufacturers placing medical devices on the market in the EU are legally required to immediately report any serious incidents and field safety corrective actions involving products produced or sold by the manufacturer to the relevant authority in those jurisdictions where any such incident occurred. As to general consumer products, where manufacturers and distributors know or ought to know that a product that they have placed on the market poses risks to the consumer that are incompatible with the general safety requirements, they shall immediately inform the relevant authority in the relevant jurisdictions. The FDA, CPSC and similar foreign regulatory authorities have the authority to require the recall of our commercialized products under certain circumstances and depending on the type of product. For example, the FDA must find that there is a reasonable probability that a medical device would cause serious adverse health consequences or death in order to require a recall. The standard for ordering a mandatory recall may be different for each regulatory agency and in foreign jurisdictions. In addition, manufacturers may, under their own initiative, correct or remove a marketed product for any reason and under any circumstance, which may constitute a recall if the product violates applicable laws. A government-mandated or voluntary recall by us or by one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure and new regulations issued by the SEC and the New York Stock Exchange ("NYSE") have and will create additional compliance requirements for us. For example, the Dodd-Frank Act includes provisions regarding, among other things, advisory votes on named executive officer compensation and “conflict minerals” reporting. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business, financial condition and results of operations. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses. To maintain high standards of corporate governance and public disclosure, we have invested in, and intend to continue to invest in, reasonably necessary resources to comply with evolving standards.

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

We rely on our portfolio of issued and pending patent applications in the U.S. and other countries to protect our intellectual property and our competitive position. However, the patent positions of technology-based companies may involve complex legal and factual questions, and, therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Accordingly, we cannot provide any assurances that any of our issued patents have, or that any of our currently pending or future patent applications that mature into issued patents will include claims with a scope sufficient to protect our products and services. Our pending and future patent applications may not result in the issuance of patents or, if issued, may not issue in a form that will be advantageous to us. While we generally apply for patents in those countries where we intend to make, have made, use or sell patented products and services, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file for a patent, we may be precluded from doing so at a later date. Additionally, any patents issued to us may be challenged, narrowed, invalidated, held unenforceable or circumvented, or may not be sufficiently broad to prevent third parties from producing competing products and services similar in design to our products and services.

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

Searching for existing third-party intellectual property rights and evaluating its applicability to our products and services can be a costly and time-consuming process. Such searches and evaluation may not reveal important intellectual property and our competitors may also have filed for patent protection, which may not be publicly available information, or claimed trademark rights that have not been revealed through our searches. We may not undertake such searches and evaluation of third-party intellectual property rights and, as a result, may not be aware of intellectual property rights that could be asserted against our products or services. In addition, some of our employees were previously employed at other consumer product, medical device and Internet of Things/smart device companies. We may be subject to claims that our employees have disclosed, or that we have used, trade secrets or other proprietary information of our employees’ former employers. Our efforts to identify and avoid infringing on third parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement against us, even those without merit, could:
•be expensive and time-consuming to defend and result in payment of significant damages to third parties;
•force us to stop making or selling products and services that incorporate the intellectual property;
•require us to redesign, reengineer or rebrand our products and services, product candidates and technologies;
•require us to enter into royalty agreements that would increase the costs of our products and services;
•require us to indemnify third parties pursuant to contracts in which we have agreed to provide indemnification for intellectual property infringement claims;
•divert the attention of our management and other key employees; and
•result in our customers or potential customers deferring or limiting their purchase or use of the affected products and services impacted by the claims until the claims are resolved;
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

The price of our common stock and warrants may fluctuate due to a variety of factors, including:
•actual or anticipated fluctuations in our operating results or future prospects;
•our announcements or our competitors’ announcements of new products and services;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•regulatory or other governmental actions such as the Warning Letter issued to us on October 1, 2021, and actions taken in response to those actions;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in our growth rates or our competitors’ growth rates;
•developments regarding our patents or proprietary rights or those of our competitors;
•ongoing legal proceedings;
•commencement of, or involvement in, litigation involving the combined company;
•our ability to raise additional capital as needed;
•changes in our capital structure, such as future issuances of securities or the incurrence of new or additional debt;
•the volume of shares of common stock available for public sale and the size of our public float;
•additions and departures of key personnel;
•concerns or allegations as to the safety or efficacy of our products and services;
•sales of stock by us or members of our management team, our board of directors (the “Board”) or certain significant stockholders;
•changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally; and
•changes in financial markets or general economic conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the Russian Federation's invasion of Ukraine in February 2022, acts of terrorism, and the COVID-19 pandemic or other public health crises.
These market and industry factors may materially reduce the market price of our common stock and warrants regardless of our operating performance.

A substantial amount of our common stock is currently subject to lock-up restrictions. Future resales of common stock upon the expiration of those restrictions, or the perception such resales may occur, may cause the market price of our securities to drop significantly, even if our business is doing well.

A substantial amount of our common stock outstanding as of December 31, 2021, including all shares issued to our pre-Merger equity holders in the Merger, is subject to lock-up restrictions that are scheduled to expire on the 18 month anniversary of the closing of the Merger (subject to early price-based releases). Once these lock-up restrictions have expired, the holders of those shares will not be restricted from selling them, other than by applicable securities laws. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our securities. As restrictions on resale end, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the market price of our common stock, and the market price of our common stock could decline if the holders of currently restricted shares or other stockholders sell their shares or are perceived by the market as intending to sell them.

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

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we will incur increased legal, accounting and other expenses that we did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.

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

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation and bylaws authorize our Board to issue up to 100 million shares of preferred stock. As a result, without further stockholder approval, our Board will have the authority to attach special rights, including voting and dividend rights, to this preferred stock, including pursuant to a stockholder rights plan. With these rights, preferred stockholders could make it more difficult for a third-party to acquire us. In addition, our certificate of incorporation and bylaws provide for a staggered Board, whereby directors serve for three-year terms, with one-third of the directors coming up for reelection each year. A staggered Board will make it more difficult for a third-party to obtain control of our Board through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our Board. We are also subject to anti-takeover provisions under the Delaware General Corporation Law ("DGCL"). Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third-party from making a takeover offer and could delay or prevent a change in control of us. For purposes of these provisions, an “interested stockholder” generally means someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.

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

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (b) December 31, 2025; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (i.e., an auditor discussion and analysis)
•reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•exemptions from the requirements of holding a nonbinding advisory vote of stockholders on executive compensation, stockholder approval of any golden parachute payments not previously approved and having to disclose the ratio of the compensation of our chief executive officer to the median compensation of our employees.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

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

Item 1B. Unresolved Staff Comments.
None
Item 2. Properties.

Our corporate headquarters are located in Lehi, Utah, where we lease approximately 56,000 square feet of office space. We use this leased space primarily for management, marketing, finance, legal, regulatory compliance, human resources and general administrative teams, research and development, engineering and laboratory space. This lease is set to expire on July 31, 2024, subject to our option to extend the term through July 31, 2034.

As a result of a transition to a primarily remote working environment during 2021, the Company entered into agreements to sub-lease its office space through July 31, 2024, but maintains the ability to re-occupy the space subsequent to the expiration of the sub-lease. The Company has entered into an office lease in 2022 with approximately 7,600 square feet, suitable for its current needs. This newly leased space is intended to be utilized primarily for research and development, engineering and laboratory space.
Item 3. Legal Proceedings.

In the ordinary course of business we face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition and results of operations. Additionally, any such claims, whether or not successful, could damage our reputation and business.

In November 2021, two putative class action complaints were filed against us in the U.S. District Court for the Central District of California, the first captioned Butala v. Owlet, Inc., et al., Case No. 2:21-cv-09016, and the second captioned Cherian v. Owlet, Inc., et al., Case No. 2:21-cv-09293. Both complaints allege violations of the Securities Exchange Act of 1934 against the Company and certain of its officers and directors on behalf of a putative class of investors who: (a) purchased the Company’s common stock between March 31, 2021 and October 4, 2021;

or (b) held common stock in SBG as of June 1, 2021, and were eligible to vote in the Special Meeting held on July 14, 2021. Both complaints allege, among other things, that the Company and certain of its officers and directors made false and/or misleading statements and failed to disclose certain information regarding the FDA’s likely classification of the Owlet Smart Sock as a medical device requiring marketing authorization. The Court has pending before it motions to consolidate the Butala and Cherian cases and appoint a lead plaintiff. The Company intends to vigorously defend itself against these claims, including by filing a motion to dismiss on behalf of itself and the named officers and directors.
Item 4. Mine Safety Disclosures.
Not applicable.

1

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market information for Common Stock

Our common stock and our warrants to purchase our common stock are listed on the NYSE under the symbols “OWLT” and “OWLT WS”, respectively.
Holders of Record

As of March 16, 2022, there were 143 holders of record of our common stock and 4 holders of record of our warrants to purchase our common stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares and/or warrants are held of record by banks, brokers and other financial institutions.
Dividend Policy

We have never declared or paid dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business, and therefore do not expect to pay any dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Sales of Unregistered Equity Securities

The information required has been previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021.

Use of Proceeds

On September 14, 2020, SBG consummated its initial public offering of 23,000,000 units, including 3,000,000 over-allotment units. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230.0 million. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-248320). The SEC declared the registration statement effective on September 14, 2020. Of the gross proceeds received from SBG’s initial public offering, the full exercise of the over-allotment option and the sale of private placement warrants in connection with the initial public offering, $230.0 million was placed in a trust account.

On July 15, 2021, we issued 12,968,000 shares of common stock as part of a PIPE financing at a price per share of $10.00, generating gross proceeds of $129,680,000 (the “PIPE Investment”).

After deducting payments to existing shareholders of approximately $197.6 million in connection with their exercise of redemption rights, the remaining balance immediately prior to the Closing (as defined herein) of approximately $32.4 million remained in the trust account. The remaining amount in the trust account and the PIPE Investment were used to fund the Merger and related transaction expenses.

Purchases of Equity Securities

We did not repurchase shares of our common stock during the three months ended December 31, 2021.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report (this "Report"). This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statement's regarding our plans, objectives, expectations and intentions. Our results may differ materially from those currently described in the sections entitled "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" disclosed in this Report. Throughout this Item 7, unless otherwise noted, "we", "us", "our" and the "Company" refer to Owlet Baby Care Inc. and its consolidated subsidiary before the Merger transaction with Sandbridge Acquisition Corporation and to Owlet, Inc. and its consolidated subsidiaries after the Merger transaction with Sandbridge Acquisition Corporation.
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

Merger

On July 14, 2021, Sandbridge Acquisition Corporation ("SBG") held the Special Meeting of Stockholders (the "Special Meeting"), at which the SBG stockholders considered and adopted, among other matters, a proposal to approve the Merger Agreement and related transactions (the "Merger"). On July 15, 2021, the parties consummated the Merger. In connection with the Closing, SBG changed its name from Sandbridge Acquisition Corporation to Owlet, Inc. ("Owlet"). Following the consummation of the Merger, Owlet became an SEC-registrant and its common stock and warrants commenced trading on the New York Stock Exchange (‘‘NYSE’’) under the symbols “OWLT” and “OWLT WS”, respectively.

As a result of the Merger, each share of Owlet Baby Care Inc.'s preferred stock and common stock was converted into the right to receive approximately 2.053 shares of Owlet’s common stock, par value $0.0001 per share (“Common Stock”). Additionally, the shares of Sandbridge Class B common stock held by Sandbridge Acquisition Holdings automatically converted to 5,750,000 shares of Common Stock (of which 2,807,500 shares were subjected to certain vesting conditions). An aggregate of $197.6 million was paid from SBG's trust account to holders that properly exercised their right to have initial shares redeemed.

FDA Warning Letter

On October 1, 2021, the Company received a Warning Letter, dated the same date (the “Warning Letter”), from the U.S. Food and Drug Administration (“FDA”) regarding the Owlet Smart Sock. The Warning Letter asserts that the Company’s marketing of its Owlet Smart Sock product in the U.S. renders the Owlet Smart Sock a medical device requiring premarket clearance or approval from the FDA, and that the Company has not obtained such clearance or approval in violation of the Federal, Food, Drug, and Cosmetic Act. The Warning Letter is focused solely on the regulatory classification of the product in the U.S. as a result of the heart rate and oxygen notifications and related claims. Pursuant to the Warning Letter and in response to the request by the FDA to cease distribution of the Owlet Smart Sock in the U.S., the Company suspended distribution of the Owlet Smart Sock in the U.S. in October 2021. The suspension is specific to shipments by the Company to customers and retailers in the U.S. Operations in other countries remain unaffected. In response to the Warning Letter, several national retailers unilaterally suspended U.S. sales of the Owlet Smart Sock and Owlet Duo. During the fourth quarter of 2021, the Company agreed with certain customers and retailers to accept returns of the Owlet Smart Sock and Owlet Duo. The Company began initial distribution of the Owlet Dream Sock in December 2021 through our ecosystem partners and in January 2022 launched the Owlet Dream Sock to consumers in the retail and direct-to-consumer channels.

The Company's results of operations for the fourth quarter and year ended December 31, 2021 were substantially and negatively impacted due to the reversal of sales for received and anticipated returns of Owlet Smart Sock and Owlet Duo product. For the quarter and year ended December 31, 2021, the Company recorded contra-revenue of $23.2 million based on an estimate of customer returns. A refund liability of $20.1 million has been accrued as of December 31, 2021 in accrued and other expenses and represents the amount due to customers for returns that have not been received as of year-end. The Company also recorded a reduction to cost of revenues of $8.2 million for the year ended December 31, 2021 for the cost of the inventory associated with these customer returns. As of December 31, 2021, the Company has recorded $1.4 million within inventory for returned inventory received prior to year-end, and a $6.7 million asset within prepaid expenses and other current assets for inventory expected to be returned but not yet received.

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

We have experienced relatively minor impacts on our inventory availability and delivery capacity since the outbreak, neither of which has materially impacted our ability to service our customers. We continue to work with our existing manufacturing, logistics and other supply chain partners to build key processes to ensure that our ability to service our customers is not significantly disrupted. Ongoing actions to bolster key aspects of the supply chain to support our continued growth include geographically diversifying manufacturing operations to ensure adequate manufacturing capacity and to shorten transit times, implementing alternative order fulfillment options to reduce warehousing costs, developing contingency plans for unexpected third-party manufacturing disruptions, and increasing headcount dedicated to managing and optimizing supply chain processes. We have experienced cost inflation resulting from the increased demand for raw materials and distribution services associated with the impact of COVID-19.

Components of Operating Results

Revenues

We recognize revenue from the following sources: (1) products, (2) mobile applications, and (3) content. Revenues are recognized when control of goods and services is transferred to customers in an amount that reflects the consideration expected to be received by us in exchange for those goods and services. Substantially all of the Company's revenues were derived from product sales.

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

We anticipate making significant investments in the development of our monitoring pipeline in future periods and expect our research and development expenses to increase.

Other Income (Expense)

Gain on Loan Forgiveness. Gain on loan forgiveness consists of the gain recognized subsequent to the forgiveness of the Small Business Administration Paycheck Protection Program loan.

Interest Expense, Net. Interest expense consists of interest incurred on our outstanding borrowings and amortization of the associated deferred financing costs net of interest income earned on our money market account.

Interest Expense from Contingent Beneficial Conversion Feature. Interest expense from contingent beneficial conversion feature relates to a charge associated with the contingent beneficial conversion feature described in Part II. Item 8. "Financial Statements and Supplementary Data - Note 7," included in this Report.

Preferred Stock Warrant Liability Adjustment. Mark to market adjustment to recognize the change in fair value of the preferred stock warrant liability in other income (expense).

Common Stock Warrant Liability Adjustment. Mark to market adjustment to recognize the change in fair value of the common stock warrant liability in other income (expense).

Other Income (Expense), Net. Other income (expense), net includes our net gain (loss) on foreign exchange transactions and loss on extinguishment of debt.

Income Tax Provision. Income tax provision consists primarily of U.S. federal and state income taxes related to the tax jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our results of operations for the periods indicated in millions (note that amounts within this Item 7 shown in millions may not sum due to rounding):

	For the years ended December 31,
	2021	2020
Revenues	$75.8	$75.4
Cost of revenues	40.8	39.5
Gross profit	35.1	35.9

Operating expenses:
General and administrative	32.3	13.1
Sales and marketing	37.1	19.3
Research and development	21.4	10.5
Total operating expenses	90.9	42.9
Operating loss	(55.8)	(7.0)
Other income (expense):
Gain on loan forgiveness	2.1	—
Interest expense, net	(1.8)	(1.4)
Interest expense from contingent beneficial conversion feature	(26.1)	—
Preferred stock warrant liability adjustment	(5.6)	(2.0)
Common stock warrant liability adjustment	15.7	—
Other income (expense), net	(0.3)	(0.2)
Total other income (expense), net	(15.9)	(3.5)
Loss before income tax provision	(71.7)	(10.5)
Income tax provision	0.0	0.0
Net loss and comprehensive loss	$(71.7)	$(10.5)

Revenues

	For the years ended December 31,		Change
(dollars in millions)	2021	2020	$	%
Revenues	$75.8	$75.4	$0.4	0.6%

Revenues increased by $0.4 million, or 0.6%, from $75.4 million for the year ended December 31, 2020 to $75.8 million for the year ended December 31, 2021. The increase was due to an increase of revenues during the first nine months of 2021 of $23.9 million, primarily from increased sales volume of the Owlet Smart Sock. The increase during the first nine months of 2021 was substantially offset by net contra-revenue in the fourth quarter of 2021 due to the impact of the Warning Letter. During the fourth quarter of 2021 and for the year ended December 31, 2021, the Company recorded a contra-revenue adjustment of $23.2 million resulting from received and anticipated returns of the Owlet Smart Sock and Owlet Duo product from U.S. retailers.

Cost of Revenues and Gross Profit

	For the years ended December 31,		Change
(dollars in millions)	2021	2020	$	%
Cost of revenues	$40.8	$39.5	$1.3	3.2%
Gross profit	$35.1	$35.9	$(0.8)	(2.3%)
Gross margin	46.2%	47.6%

Cost of revenues increased by $1.3 million, or 3.2%, from $39.5 million for the year ended December 31, 2020 to $40.8 million for the year ended December 31, 2021. The increase was primarily due to cost inflation, including increased material, transportation, and hosting costs, partially offset by lower warranty expense. The decrease in warranty expense was partially attributable to the significant decrease in product shipment during the fourth quarter of 2021. Gross margin decreased from 47.6% for the year ended December 31, 2020 to 46.2% for the year ended December 31, 2021 primarily due to higher returns and cost inflation partially offset by lower warranty expense.

General and Administrative

	For the years ended December 31,		Change
(dollars in millions)	2021	2020	$	%
General and administrative	$32.3	$13.1	$19.2	146.1%

General and administrative expense increased by $19.2 million, or 146.1%, from $13.1 million for the year ended December 31, 2020 to $32.3 million for the year ended December 31, 2021. The increase was driven primarily by compensation expense, including share-based compensation, from additional general and administrative headcount. Additionally, the Company saw an increase in legal, accounting, and consulting costs related to the Merger as well as incremental ongoing costs of being a public company.

Sales and Marketing

	For the years ended December 31,		Change
(dollars in millions)	2021	2020	$	%
Sales and marketing	$37.1	$19.3	$17.8	92.5%

Sales and marketing expense increased by $17.8 million, or 92.5%, from $19.3 million for the year ended December 31, 2020 to $37.1 million for the year ended December 31, 2021. The increase was primarily driven by increases in digital advertising and retail channel marketing spend and an increase in compensation expense, including share-based compensation, from additional sales and marketing headcount.

Research and Development

	For the years ended December 31,		Change
(dollars in millions)	2021	2020	$	%
Research and development	$21.4	$10.5	$11.0	104.7%

Research and development expense increased by $11.0 million, or 104.7%, from $10.5 million for the year ended December 31, 2020 to $21.4 million for the year ended December 31, 2021. These increases were primarily driven by an increase in compensation expense, including share-based compensation, from additional research and development headcount and an increase in consulting expenses.

Other Income (Expense)

	For the years ended December 31,		Change
(dollars in millions)	2021	2020	$	%
Gain on loan forgiveness	$2.1	$—	$2.1	NM
Interest expense, net	$(1.8)	$(1.4)	$(0.4)	28.2%
Interest expense from contingent beneficial conversion feature	$(26.1)	$—	$(26.1)	NM
Preferred stock warrant liability adjustment	$(5.6)	$(2.0)	$(3.6)	185.8%
Common stock warrant liability adjustment	$15.7	$—	$15.7	NM
Other income, net	$(0.3)	$(0.2)	$(0.1)	77.8%

NM - Not meaningful

For the year ended December 31, 2021, we recognized a gain of $2.1 million on the forgiveness of our SBA PPP loan.

For the year ended December 31, 2021, we recognized interest expense from the contingent beneficial conversion feature as a charge recorded at the date of the Merger, which is described in the notes to the consolidated financial statements in Item 8.

For the year ended December 31, 2021, we recognized a loss of $5.6 million for the year ended December 31, 2021 resulting from the increase in the fair value of the preferred stock warrants prior to the Merger. We recognized a gain of $15.7 million for the mark to market adjustment for common stock warrants resulting from the decrease in the fair value of the common stock warrants assumed in the Merger.

Liquidity and Capital Resources

Prior to the Merger, we funded our operations primarily with proceeds from issuances of our convertible preferred stock, borrowings under our loan facilities, issuances of convertible promissory notes, and sales of our products and services. As of December 31, 2021, we had cash and cash equivalents of $95.1 million.

Funding Requirements

Since inception, we have generated recurring losses which have resulted in an accumulated deficit of $143.4 million and $71.7 million as of December 31, 2021 and December 31, 2020, respectively, and we expect to incur additional losses in the future. On July 15, 2021, we consummated the Merger and received approximately $133.9 million in net proceeds from the Merger and PIPE Investment. Therefore, as of the date on which these consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months. However, we are still in the growth stage of our business and expect to continue to make substantial investments in our business, including in the expansion of our product portfolio and in our research and development, sales and marketing teams, in addition to incurring additional costs as a result of being a public company. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, if at all, or that we will generate sufficient future revenues. Failure to secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, financial condition, and ability to achieve our intended business objectives.

Loan and Security Agreement with Silicon Valley Bank

As of December 31, 2021 we had an amended and restated loan and security agreement (the "A&R LSA") with Silicon Valley Bank (‘‘SVB’’) which we entered into on April 22, 2020, and which replaced the loan and security agreement previously in place (the ‘‘Original LSA’’). These agreements provided us with both a line of credit (the ‘‘SVB Revolver’’) and a term loan (the ‘‘Term Note’’).

Our borrowing capacity under the SVB Revolver was $17.5 million as of December 31, 2021. The SVB Revolver is an asset based lending facility subject to borrowing base capacity which is limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable and eligible inventory. As of December 31, 2021, the SVB Revolver bore interest at an annual rate equal to (i) the greater of the bank’s prime rate plus 0.75%, or 5.50% when a streamline period is in effect and (ii) the greater of the bank’s prime rate plus 1.25%, or 6.00% at all other times. Each streamline period commences the first day of the month following a written report of our liquidity and ends the first day after we fail to maintain a required cash and cash availability streamline threshold, provided no event of default has occurred and is continuing. If an event of default has occurred and is continuing, SVB may maintain our streamline status at its discretion. The required cash and cash availability streamline threshold was $8.0 million as of December 31, 2021, and we were within a streamline period. The actual interest rate on the SVB Revolver was 5.50% as of December 31, 2021. The SVB Revolver is subject to renewal and is scheduled to mature on April 22, 2024. As of December 31, 2021, there were no outstanding borrowings under the SVB Revolver.

Our Term Note had an aggregate principal balance of $14.0 million as of December 31, 2021, bore interest at a rate equal to the greater of the bank's prime rate plus 3.50%, or 6.50%, and required 30 consecutive equal monthly payments of principal beginning on November 1, 2021. The Term Note matures on April 1, 2024.

Our borrowings under the A&R LSA and its subsequent amendments are secured by substantially all of our current and future assets.

On January 31, 2022, the Company further amended the A&R LSA, which modified the Term Note annual interest rate equal to the greater of the bank’s prime rate plus 2.50% or 5.75%, modified the SVB Revolver annual interest rate equal to (i) the greater of the bank’s prime rate plus 0.75% or 5.00% when the streamline period is in effect and (ii) the greater of the bank’s prime rate plus 1.25% or 5.00% at all other times, and decreased the advance rate for borrowing base receivables and inventory, and increased the cash and cash availability streamline threshold from $8,000 to $50,000.

The amendment replaced the existing EBITDA covenant for 2022 and beyond with a net revenue covenant and increased the minimum cash and cash availability threshold from $5.0 million to $30.0 million.

Financed Insurance Premium

In September 2020, the Company entered into a short-term commercial premium finance agreement with AFCO Credit Corporation for various corporate liability insurance policies totaling $0.6 million to be paid in eight equal monthly payments. The financed insurance premium accrued interest at a rate of 4.09%. As of December 31, 2020, the remaining principal balance on the financed insurance premium was $0.3 million.

During the year ended December 31, 2021, the Company renewed its corporate liability policies and entered into several new short-term commercial premium finance agreements with AFCO Credit Corporation totaling $4.7 million to be paid in ten equal monthly payments, all of which accrue interest at a rate of 3.59%. As of December 31, 2021, the remaining principal balance on the financed insurance premium was $2.5 million.

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

Under the terms of the PPP Loan, interest accrued on the outstanding principal at a rate of 1.0% per annum. The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we applied for forgiveness for all of the PPP Loan. On June 15, 2021, we received forgiveness for the PPP loan for the full amount of $2.1 million of principal. As a result of the PPP loan being forgiven, we recognized a $2.1 million gain for the year ended December 31, 2021.

Cash Flows

The following table summarizes our cash flow (in millions):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(40.6)	$(0.1)
Net cash used in investing activities	(2.0)	(1.1)
Net cash provided by financing activities	120.6	6.5
Net change in cash and cash equivalents	$78.0	$5.3

Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $40.6 million as compared to net cash used in operating activities of $0.1 million in the prior year. The change in operating cash flows was primarily driven by a higher net loss. The higher net loss was partially offset by higher non-cash charges, net, primarily driven by the interest expense from contingent beneficial conversion features, and a larger net decrease in net assets and liabilities as compared to the prior year, primarily driven by an increase in accrued returns from accepted and anticipated customer returns for products subject to the Warning Letter. The Company expects the settlement of the higher accrued returns resulting from the Warning Letter to have a negative impact to cash flows from operations for 2022.

Investing Activities

For the year ended December 31, 2021, net cash used in investing activities increased to $2.0 million from $1.1 million for the year ended December 31, 2020 due to higher purchases of intangible assets. We expect our capital expenditures to continue to grow in future periods, primarily driven by investments to expand our production capabilities to additional factories in other geographical locations, as well as investments in tooling and equipment to manufacture new products.

Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities increased to $120.6 million from $6.5 million for the year ended December 31, 2020, primarily driven by cash provided from the reverse recapitalization and PIPE financing, partially offset by higher net repayment on our line of credit.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition as they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. For a summary of the Company’s significant accounting policies, estimates, and methods used in the preparation of the consolidated financial statements, see Part II. Item 8. "Financial Statements and Supplementary Data” - Note 1.

The accounting policies and estimates described below are those the Company considers most critical in preparing its consolidated financial statements because they require management to make subjective and complex judgments about matters that are inherently uncertain. Actual results may differ from these estimates under different assumptions or conditions.

Sales Returns, Rebates, Discounts, and Allowances

Our contract liabilities include promises to provide customers rights of return as well as promises to issue discounts and provide rebates or allowances to certain retail channel customers if specified conditions are met. Revenues are reduced in the accompanying consolidated statements of operations and comprehensive loss for anticipated sales returns, discounts, and allowances, based on our analysis of historical sales returns and contractual discounts and allowances. Expected returns, as well as estimated discounts and allowances that have been earned but not yet honored or paid out, are included in accrued and other expenses in the accompanying balance sheets. Actual returns may vary from estimates if we experience a change in actual sales returns or exchange patterns due to unanticipated changes in products or competitive pressures.

Sales return rates, excluding the impact of regulatory actions, have been sufficiently predictable to allow us to estimate expected future returns. We review the actual returns as a percentage of sales to determine the historical rate of return. The historical rate of return is used as a basis for estimating future returns based on current sales. The sales return estimate can be affected by the release of new products and changes to sales channels. Actual returns may vary from estimates if we experience a change in actual sales returns or exchange patterns due to unanticipated changes in products, competitive pressures, or regulatory actions. As a result of the FDA Warning Letter received October 1, 2021, the Company's results of operations for the fourth quarter and year-ended 2021 were substantially and negatively impacted due to the reduction of revenues for received and anticipated returns of Owlet Smart Sock and Owlet Monitor Duo product. For the quarter and year ended December 31, 2021, the Company recorded contra-revenue of $23.2 million and accrued returns of $20.1 million as of December 31, 2021.

Sales rebates, discounts, and allowances provided to our customers have been sufficiently predictable to allow us to estimate expected future discounts and allowances. Discounts and allowances are estimable based on existing and expected promotional programs and contractual terms in place at the time of sale. New promotional programs or changes to existing promotional programs could impact the estimated sales rebates, discounts, and allowances

The estimates and assumptions used to reserve for rights of return, rebates, discounts, and allowances have been accurate in all material respects and have not materially changed in the past.

Warranty Reserves

Our products include an assurance-type limited warranty. The estimated warranty costs, which are expensed at the time of sale and included in cost of revenues, are based on the results of historical trends and warranty claim rates incurred and are adjusted for any current or expected trends as appropriate. The warranty reserve estimate can be affected by the release of new products or updates which could have failure rates that differ from historical products. We regularly assess and adjust the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.

Determination of the Fair Value of Common Stock Prior to Merger

For the period during which the Company's common stock was not publicly traded, the estimated fair value of our common stock has been determined by our Board as of the date of each option award grant with input from management, considering our most recently available third-party valuation of common stock, and our Board’s assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. We believe that the Board has the relevant experience and expertise to determine fair value of our common stock. Third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Management has considered numerous factors in determining the best estimate of fair value of our common stock, including the following:
•valuation performed by unrelated third-party specialists;
•our operating results, financial position and capital resources;
•our stage of development and current business conditions and projections, including the introduction of new products;
•the lack of marketability of our common stock;
•the hiring of key personnel and the experience of our management;

•the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given the prevailing market conditions;
•the nature and history of our business;
•industry trends and the competitive environment;
•illiquidity of stock-based awards involving securities in a private company; and
•the overall economic, regulatory, and capital market conditions.
The assumptions underlying these valuations were highly complex and subjective and represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could be materially different.

Since a public trading market for our common stock has been established after the Merger, it will no longer be necessary for our Board to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock will be determined based on the quoted market price of our common stock.

Preferred Stock Warrant Liability

We classify warrants to purchase shares of our redeemable convertible preferred stock as a liability on our consolidated balance sheets as each warrant is a free-standing instrument that may require us to transfer consideration upon exercise. The preferred stock warrants were settled immediately prior to the Merger on July 15, 2021, as further described in Part II. Item 8. "Financial Statements and Supplementary Data - Note 3."

Each warrant is initially recorded at fair value upon issuance, net of issuance costs, using the Black-Scholes option pricing model, and is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of warrants are recognized as a component of preferred stock warrant liability adjustment in the consolidated statements of operations and comprehensive loss.

The Black-Scholes valuation model requires significant estimates including the expected volatility of our common stock, expected dividend yield, option term and risk-free rate. We derive our volatility from the average historical stock volatilities of peer public companies over a period equivalent to the expected term of the awards. As our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term, we estimate the expected term using the simplified method based on the vesting and contractual terms of the award. Under the simplified method, the expected term is equal to the average of the stock-based award’s weighted average vesting period and its contractual term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield is 0.0% as we do not anticipate paying dividends on our common stock for the foreseeable future.

Income Taxes

In evaluating the ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined to not be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such a determination is made. As of December 31, 2021 and December 31, 2020, we recorded a full valuation allowance on our deferred tax assets.

Uncertain tax positions are recorded when it is more likely than not that a given tax position would not be sustained upon examination by taxing authorities. Based on positions taken in our tax filings, we concluded that there are no significant uncertain tax positions requiring disclosure as of December 31, 2021 and December 31, 2020, and that there are no material amounts of unrecognized tax benefits. Our policy for recording interest and penalties related to income taxes, including uncertain tax positions, is to record such items as a component of the provision for income taxes.

Emerging Growth Company Status

Following the Merger, we qualify as an emerging growth company (‘‘EGC’’) as defined in the Jumpstart our Business Startups (‘‘JOBS’’) Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We intend to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Owlet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Owlet, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
March 25, 2022

We have served as the Company’s auditor since 2020.

Owlet, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

Assets	December 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$95,054	$17,009
Accounts receivable, net of allowance for doubtful accounts of $403 and $201, respectively	10,468	10,525
Inventory	17,980	7,912
Prepaid expenses and other current assets	12,313	2,168
Total current assets	135,815	37,614
Property and equipment, net	1,870	1,718
Intangible assets, net	1,696	605
Other assets	666	181
Total assets	$140,047	$40,118
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$27,765	$16,379
Accrued and other expenses	31,730	10,592
Current portion of deferred revenues	1,061	1,643
Line of credit	—	9,700
Current portion of related party convertible notes payable	—	6,934
Current portion of long-term debt	8,534	2,024
Total current liabilities	69,090	47,272
Long-term debt, net	7,993	10,180
Preferred stock warrant liability	—	2,993
Common stock warrant liability	7,061	—
Other long-term liabilities	712	494
Total liabilities	84,856	60,939
Commitments and contingencies (Note 8)
Redeemable convertible Series A and Series A-1 preferred stock, $0.0001 par value, 0 and 23,030,285 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 and 46,395,823 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	23,652
Redeemable convertible Series B and Series B-1 preferred stock, $0.0001 par value, 0 and 7,507,073 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 and 15,413,489 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	23,536
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 1,000,000,000 and 52,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 112,996,568 and 22,118,619 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	11	2
Additional paid-in capital	198,602	3,707
Accumulated deficit	(143,422)	(71,718)
Total stockholders’ equity (deficit)	55,191	(68,009)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$140,047	$40,118

The accompanying notes are an integral part of these consolidated financial statements.

Owlet, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	For the years ended December 31,
	2021	2020
Revenues	$75,842	$75,403
Cost of revenues	40,784	39,526
Gross profit	35,058	35,877

Operating expenses:
General and administrative	32,339	13,140
Sales and marketing	37,084	19,263
Research and development	21,427	10,465
Total operating expenses	90,850	42,868
Operating loss	(55,792)	(6,991)
Other income (expense):
Gain on loan forgiveness	2,098	—
Interest expense, net	(1,772)	(1,382)
Interest expense from contingent beneficial conversion feature	(26,061)	—
Preferred stock warrant liability adjustment	(5,578)	(1,952)
Common stock warrant liability adjustment	15,745	—
Other income (expense), net	(313)	(176)
Total other income (expense), net	(15,881)	(3,510)
Loss before income tax provision	(71,673)	(10,501)
Income tax provision	(31)	(20)
Net loss and comprehensive loss	$(71,704)	$(10,521)
Net loss per share attributable to common stockholders, basic and diluted	$(1.13)	$(0.48)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	63,216,912	21,956,848
The accompanying notes are an integral part of these consolidated financial statements.

Owlet, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)

	Preferred Stock Series A (1)		Preferred Stock Series A-1 (1)		Preferred Stock Series B (1)		Preferred Stock Series B-1 (1)		Common Stock (1)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2019	26,157,622	$9,569	20,238,201	$14,083	12,366,306	$18,854	3,047,183	$4,682	21,700,713	$2	$2,293	$(61,197)	$(58,902)
Issuance of common stock warrants in connect with debt amendment and new debt issuance	—	—	—	—	—	—	—	—	—	—	226	—	226
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	417,906	—	118	—	118
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,070		1,070
Net loss	—	—	—	—	—	—	—	—	—	—		(10,521)	(10,521)
Balance as of December 31, 2020	26,157,622	9,569	20,238,201	14,083	12,366,306	18,854	3,047,183	4,682	22,118,619	2	3,707	(71,718)	(68,009)
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization (Note 3)	(26,157,622)	(9,569)	(20,238,201)	(14,083)	(12,366,306)	(18,854)	(3,047,183)	(4,682)	61,809,312	6	47,182	—	47,188
Conversion of convertible promissory notes to common stock in connection with the reverse recapitalization (Note 3)	—	—	—	—	—	—	—	—	4,633,507	1	7,121	—	7,122
Beneficial conversion feature of convertible promissory notes in connection with the reverse recapitalization (Note 3)	—	—	—	—	—	—	—	—	—	—	26,061	—	26,061
Conversion of preferred stock warrants and common stock warrants in connection with the reverse recapitalization (Note 3)	—	—	—	—	—	—	—	—	1,771,231	—	8,571	—	8,571
Reverse recapitalization transaction, net of fees	—	—	—	—	—	—	—	—	21,959,227	2	101,259	—	101,261
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	704,672	—	442	—	442
Stock-based compensation	—	—	—	—	—	—	—	—			4,259		4,259
Net loss	—	—	—	—	—	—	—	—	—	—	—	(71,704)	(71,704)
Balance as of December 31, 2021	—	$—	—	$—	—	$—	—	$—	112,996,568	$11	$198,602	$(143,422)	$55,191
(1) The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger (see Note 3), have been retrospectively adjusted as shares reflecting the exchange ratio of approximately 2.053 established in the Merger (see Note 3).

The accompanying notes are an integral part of these consolidated financial statements.

Owlet, Inc.
Consolidated Statements of Cash Flows
for the Years ended December 31, 2021 and 2020
(in thousands)

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(71,704)	$(10,521)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,133	873
Non-cash gain on forgiveness of debt	(2,098)	—
Share-based compensation	4,259	1,070
Write-down of inventory to net realizable value	1,581	417
Interest expense from contingent beneficial conversion feature	26,061	—
Common stock warrant liability adjustment	(15,745)	—
Preferred stock warrant liability adjustment	5,578	1,952
Other adjustments, net	725	391
Changes in assets and liabilities:
Accounts receivable	(144)	(2,962)
Prepaid expenses and other assets	(10,493)	(989)
Inventory	(11,649)	(3,468)
Accounts payable and accrued and other expenses	32,117	11,818
Deferred revenues	(567)	957
Other, net	390	333
Net cash used in operating activities	(40,556)	(129)
Cash flows from investing activities
Purchase of property and equipment	(969)	(967)
Purchase of intangible assets	(1,051)	(89)
Net cash used in investing activities	(2,020)	(1,056)
Cash flows from financing activities
Proceeds from short-term borrowings	13,708	12,953
Payments of short-term borrowings	(21,194)	(11,687)
Proceeds from long-term borrowings	5,000	3,000
Payments of long-term borrowings	(1,000)	—
Proceeds from Paycheck Protection Program loan	—	2,075
Proceeds from reverse recapitalization and PIPE financing, net of $11,610 and $0, respectively, of transaction costs	133,889	—
Payments for cash payout of stock options as result of the Merger (Note 3)	(9,890)	—
Other, net	108	117
Net cash provided by financing activities	120,621	6,458
Net change in cash and cash equivalents	78,045	5,273
Cash and cash equivalents at beginning of period	17,009	11,736
Cash and cash equivalents at end of period	$95,054	$17,009
Supplemental disclosure of non-cash financing activities:
Conversion of redeemable convertible preferred stock to common stock	$47,188	$—
Conversion of related party convertible notes to common stock	33,183	—
Common stock warrants received as part of the Merger (Note 3)	22,806	—
The accompanying notes are an integral part of these consolidated financial statements.

Owlet, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
Note 1. Description of Business and Basis of Presentation

Organization

Owlet Baby Care Inc. was incorporated on February 24, 2014 as a Delaware corporation. On February 15, 2021, Owlet Baby Care Inc. ("Old Owlet") entered into a Merger Agreement with Sandbridge Acquisition Corporation ("SBG") and Project Olympus Merger Sub, Inc. (“Merger Sub”), whereby on July 15, 2021 Merger Sub merged with and into Old Owlet, with Old Owlet surviving as a wholly owned subsidiary of SBG (the "Merger"). Following the Merger, SBG was renamed Owlet, Inc. ("Owlet", "OWLT", or the "Company"). See Note 3 for further details of the Merger.

The Company’s ecosystem of digital parenting solutions is helping to transform modern parenting by providing parents data to track the sleep patterns of their children. Its solutions are designed to provide insights aimed at improving children’s sleep and parents’ confidence and comfort.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding financial reporting. All intercompany transactions and balances have been eliminated in consolidation. All dollar amounts, except per share amounts, in the notes are presented in thousands, unless otherwise specified.

As a result of the Merger completed on July 15, 2021, prior period share and per share amounts presented in the accompanying consolidated financial statements and these related notes have been retrospectively adjusted. See Note 3 for additional information.

Certain prior year amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Key management estimates include those related to revenue recognition (including standalone selling price, usage period of hardware products sold, sales incentives, product returns and implied post contract support and service), allowances for doubtful accounts, write-downs for obsolete or slow-moving inventory, useful lives for property and equipment, impairment assessments for long-lived tangible and intangible assets, warranty obligations, the contingent beneficial conversion feature, valuation allowances for net deferred income tax assets, uncertain tax positions, and valuation of warrants and stock-based compensation.

Food and Drug Administration Letter

On October 1, 2021, the Company received a Warning Letter, dated the same date (the “Warning Letter”), from the U.S. Food and Drug Administration (“FDA”) regarding the Owlet Smart Sock. The Warning Letter asserts that the Company’s marketing of its Owlet Smart Sock product in the U.S. renders the Owlet Smart Sock a medical device requiring premarket clearance or approval from the FDA, and that the Company has not obtained such clearance or approval in violation of the Federal Food, Drug, and Cosmetic Act. The Warning Letter is focused solely on the regulatory classification of the product in the U.S. as a result of the heart rate and oxygen notifications and related claims. Pursuant to the Warning Letter and in response to the request by the FDA to cease distribution of the Owlet Smart Sock in the U.S., the Company suspended distribution of the Owlet Smart Sock in the U.S. in October 2021. The suspension is specific to shipments by the Company to customers and retailers in the U.S. Operations in other countries remain unaffected. In response to the Warning Letter, several national retailers unilaterally suspended U.S. sales of the Owlet Smart Sock and Owlet Monitor Duo. During the fourth quarter of 2021, the Company agreed with certain customers and retailers to accept returns of the Owlet Smart Sock and Owlet Monitor Duo. The Company initiated distribution of a new sleep monitoring sock (the "Owlet Dream Sock") in December 2021 for a consumer launch in January 2022.

For the year ended December 31, 2021, the Company recorded contra-revenue of $23,164 based on an estimate of customer returns. A refund liability of $20,145 has been accrued as of December 31, 2021 in accrued and other expenses and represents the amount due to customers for returns that have not been received as of year-end. The

Company also recorded a reduction to cost of revenues of $8,151 for the year ended December 31, 2021 for the cost of the inventory associated with these customer returns. As of December 31, 2021, the Company has recorded $1,450 within inventory for returned inventory received prior to year-end, and a $6,701 asset within prepaid expenses and other current assets for inventory expected to be returned but not yet received.

Risks and Uncertainties

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit as of December 31, 2021 of $143,422 and expects to incur additional losses from operations in the future. On July 15, 2021, the Company completed the Merger and received $133,889 in combined net proceeds from the Merger and the PIPE Investment (see Note 3 for further information). Therefore, as of the date on which these consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months. However, we are still in the growth stage of our business and expect to continue to make substantial investments in our business, including in the expansion of our product portfolio and in our research and development, sales and marketing teams, in addition to incurring additional costs as a result of being a public company. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, if at all, or that we will generate sufficient future revenues.

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of December 31, 2021, all of the Company's cash was held with Silicon Valley Bank and exceeded federally insured limits. To date, the Company has not experienced a loss or lack of access to its invested cash; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The Company’s products are manufactured, assembled, and tested by third-party contractors located primarily in Asia. The Company does not have long-term agreements with these contractors. A significant disruption in the operations of one or more of these contractors would impact the production of the Company’s products which could have a material adverse effect on its business, financial condition, and results of operations. The Company also relies on third parties with whom it outsources supply chain activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics. In the event of a significant disruption to one or more of the third parties’ abilities to perform their obligations, the Company may be unable to find alternative partners or satisfactorily deliver its products to its customers on time.

Certain core products of the Company require hosting services which are provided by U.S. based third-party hosting service providers. We have experienced, and may experience in the future, outages and other performance disruptions in the operations of one or more of these third-party providers. These outages and other performance disruptions have impacted, and in the future may impact, the functionality of the Company’s products and lead to adverse effects on the Company’s business, financial condition, and results of operations.
Note 2. Summary of Significant Accounting Policies and Recent Accounting Guidance

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consist of money market funds.

Accounts Receivable

The Company records its accounts receivable at sales value and establishes reserves for those which are determined to be uncollectible. The amounts of the specific reserves are estimated by management based on various assumptions including the customer’s financial position, age of the customer’s receivables, and changes in payment schedules and histories. Account balances are charged off against the allowance for doubtful accounts receivable when the potential for recovery is remote. Recoveries of receivables previously charged off are recorded when payment is received.

Inventory

Inventory includes material and third-party assembly costs. Substantially all of the Company's inventory consists of finished goods inventory. Inventory is recorded at the lower of cost or net realizable value, with cost being determined using the weighted-average cost method. The Company reviews inventory for excess supply, obsolescence, and valuations above estimated realizable amounts, and writes down inventory to a lower cost basis when net realizable value does not exceed cost. Substantially all of the Company's inventory consisted of finished goods as of December 31, 2021 and 2020.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated economic useful lives of the assets or, for leasehold improvements, over the shorter of the estimated economic useful life or related lease terms as follows:

Furniture and fixtures	3-7 years
Leasehold improvements	2-5 years
Software	2-3 years
Tooling and manufacturing equipment	3 years
Computer equipment	2 years

Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs, and renewal costs are expensed as incurred.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization consist of patents, trademarks, software development costs, and content film production costs and are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. The Company did not recognize any impairment charges for intangible assets during the periods ended December 31, 2021 or 2020. Intangible assets were $1,696, net of accumulated amortization of $329 as of December 31, 2021 and $605, net of accumulated amortization of $183, as of December 31, 2020. Patents and trademarks are amortized over ten years using the straight-line method. Film production costs are amortized over three years using the individual-film-forecast-computation method.

The Company’s software development costs relate to applications to be provided to its customers as part of the integrated hardware and application experience and are expensed as incurred until the preliminary project stage has been completed and application development begins. The Company discontinues capitalization upon entering the post-implementation stage and expenses ongoing maintenance and support costs. As of December 31, 2021, capitalized software development costs were $1,101. The Company did not have any capitalized software development costs as of December 31, 2020. The Company's internally developed software capitalized within intangible assets on the balance sheet is still in development and not ready for general release. As such, the Company has not recognized any amortization for the year ended December 31, 2021.

Leases

The Company leases its office space and certain equipment under operating leases. For leases that contain rent escalation or rent concession provisions, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent as a deferred rent liability in the accompanying consolidated balance sheets.

Revenue Recognition

The Company generated substantially all of its revenues from the sale of its hardware products, primarily the Owlet Smart Sock, Owlet Cam and Owlet Monitor Duo. As discussed in Note 1, the Company suspended distribution of the Owlet Smart Sock in the United States during October 2021 pursuant to the Warning Letter and request by the FDA. The Company initiated distribution of a new sleep monitoring sock (the "Owlet Dream Sock") in December 2021 for a consumer launch in January 2022.

The Company’s primary source of revenues are in the United States. There are no other geographical regions that represent 10% or more of revenues. Revenues are recognized when control of goods and services is transferred to customers at the transaction price, an amount that reflects the consideration expected to be received by the Company in exchange for those goods and services. The transaction price is calculated as selling price less the Company’s estimate of variable consideration, including future returns, volume rebates, and sales incentives related to current period sales.

The Company applies the following five step-approach to recognizing revenue:

(1)Identify the contract with a customer
(2)Identify the performance obligations in the contract
(3)Determine the transaction price
(4)Allocate the transaction price to performance obligations in the contract
(5)Recognize revenue when or as a performance obligation is recognized

Arrangements with Multiple Performance Obligations

The Company enters into contracts that have multiple performance obligations. Product sales include three performance obligations. The first performance obligation is the delivery of hardware and embedded firmware essential to the functionality of the hardware. Embedded firmware allows the hardware to recognize inputs to the hardware and provide appropriate outputs. The second performance obligation is the implied right to connect the downloadable mobile application, provided free of charge, to the hardware, which enables users to view and access real-time data outputs. The third performance obligation is the implied right to receive, on a when-and-if-available basis, future unspecified application upgrades, added features, and bug fixes relating to the product’s essential firmware.

The Company allocates the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). The Company’s process for determining its SSP considers multiple factors, including an adjusted market assessment and consumer behaviors, and varies depending on the facts and circumstances of each performance obligation. Revenues allocated to the delivery of the hardware and embedded firmware essential to the functionality of the hardware represent substantially all of the arrangement consideration and reflect the Company’s best estimate of the selling price if it was sold regularly on a stand-alone basis. SSP for the mobile application and upgrade rights are estimated based on relevant market and consumer data.

Revenues are recognized at the time the related performance obligation is satisfied by transferring control of the promised good or service to a customer. Revenues allocated to the hardware and embedded firmware are recognized at the time of product delivery, provided the other conditions for revenue recognition have been met. This generally occurs upon delivery of the product to a third-party carrier. Revenues allocated to the implied right to access the mobile application and the implied right to receive, on a when-and-if-available basis, future unspecified application upgrades, added features, and bug fixes, are recognized on a straight-line basis over the estimated usage period of the underlying hardware product. The usage period is estimated based on historical user activity and ranges from 5 to 27 months.
The Company records revenues net of sales tax and variable consideration such as discounts and customer returns. Payment terms are short-term in nature and, as a result, do not have any significant financing components. The Company records estimated reductions to revenue in the form of variable consideration for customer sales programs, returns, and incentive offerings including rebates, markdowns, promotions, and volume-based incentives.

Consideration payable to a customer, such as cooperative advertising and pricing promotions to retailers and distributors, is recorded as a reduction to revenue and an accrued liability unless the Company receives a distinct benefit in exchange for credits claimed and can reasonably estimate the fair value of the distinct benefit received. Deferred revenues represent advance payments received from customers prior to performance by the Company. Sales taxes collected from customers which are remitted to governmental authorities are not included in revenue and are reflected as a liability in the accompanying balance sheets.

Sales Returns, Rebates, Discounts, and Allowances

The Company’s contracts include promises to provide rights of return to customers as well as promises to issue discounts and provide rebates or allowances to certain retail channel customers if specified conditions are met. Revenues are reduced in the accompanying consolidated statements of operations and comprehensive loss for anticipated sales returns, discounts, and allowances, based on the Company’s analysis of sales returns, including historical sales returns, and contractual discounts and allowances. Expected returns and estimated discounts and allowances are included in accrued and other expenses in the accompanying balance sheets. Actual returns may vary from estimates if the Company experiences a change in actual sales returns or exchange patterns due to changes in products or competitive pressures.

Cost of Revenues

Cost of revenues consists of product costs, including contract manufacturing, shipping and handling, depreciation of tooling and manufacturing equipment, warranty replacement, fulfillment costs, warehousing, hosting, and write-downs of excess and obsolete inventory.

Product Warranty

The Company offers a limited warranty for product performance, generally one year from the date of device activation. The warranty obligation allows the Company to either repair or replace a defective product. The Company accrues for future expected warranty claims and records the amount to cost of revenues at the time of sale. The estimate of future warranty claims is based on historical warranty claim experience and known conditions. Estimated warranty liabilities are included in accrued and other expenses in the accompanying consolidated balance sheets.

Research and Development

Research and development expenses consist primarily of personnel-related expenses, consulting and contractor expenses, and prototype materials. Substantially all of the Company’s research and development costs are related to developing new products and services and improving existing products and services. These costs are expensed as incurred.

Stock-based Compensation

The Company recognizes stock-based compensation expense for service-based employee restricted stock units ("RSUs") and stock options on a straight-line basis over the requisite service period in the consolidated statements of operations and comprehensive loss.

The fair value of RSUs is based on the closing price of Owlet's common stock on the grant date. The fair value of stock options is measured at fair value on the date of grant using the Black-Scholes option pricing model, which requires assumptions and judgments. The Company accounts for forfeitures as they occur.

For the period during which the Company's common stock was publicly traded, the assumptions and judgments for stock options valuation included, but were not limited to the following:
•Expected term — The estimate of the expected term of awards was determined in accordance with the simplified method, which estimates the term based on an averaging of the vesting period and contractual term of the option award grant.
•Expected volatility — Since the Company does not have sufficient historical data on the volatility of its ordinary stock, the expected volatility was based on the volatility of similar entities for a period consistent with the expected term of the award. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, and size.
•Risk-free rate - The estimate of the risk-free rate is based on the average of the published five and seven year US Treasury Bond rates, as of the date of grant, to align with the expected life.

For the period during which the Company's common stock was not publicly traded, the assumptions and judgments for stock options valuation included, but were not limited to the following:
•Expected term — The estimate of the expected term of awards was determined in accordance with the simplified method, which estimates the term based on an averaging of the vesting period and contractual term of the option award grant.
•Expected volatility — Since the Company was a private entity without sufficient historical data on the volatility of its ordinary stock, the expected volatility was based on the volatility of similar entities for a period consistent with the expected term of the award. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, and size.
•Risk-free rate - The estimate of the risk-free rate is based on the average of the published five and seven year US Treasury Bond rates, as of the date of grant, to align with the expected life.
•Fair value of underlying common stock — As the Company’s common stock was not publicly traded, the fair value was determined by the Board of Directors with input from management and contemporaneous independent third-party valuations.

Marketing and Advertising

Marketing and advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. Marketing and advertising expenses were approximately $27,086 and $15,317 for the years ended December 31, 2021 and December 31, 2020, respectively.
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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-operating gain or loss on the consolidated statements of operations and comprehensive loss. For the period during which the Company's common stock was publicly traded, the fair value of the Public Warrants was based on quoted prices in an active market (see Fair Value Measurements), and the fair value of the Private Placement Warrants was estimated based on the quoted market price of the Public Warrants as the Company determined that the Private Placement Warrants are economically equivalent to the Public Warrants. For the period during which the Company's common stock was not publicly traded, the fair value of the warrants was estimated using the Black-Scholes option pricing model, which requires assumptions and judgments. Refer to Note 11 for further discussion on fair value considerations.

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

The Company utilizes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows:

•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities,
•Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument,
•Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

The carrying value of the Company’s accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short period of time to maturity or repayment.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the book and tax basis of assets and liabilities. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred income tax assets may not be realized.

The Company believes that it has appropriate support for the income tax positions taken on its tax returns, and that its accruals for tax liabilities are adequate for all open tax years, which include 2018-2021, based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter. Uncertain tax positions are recorded when it is more likely than not that a given tax position would not be sustained upon examination by taxing authorities. The Company’s policy for recording interest and penalties related to income taxes, including uncertain tax positions, is to record such items as a component of the provision for income taxes. The Company files income tax returns in the U.S. federal jurisdiction and certain state and local jurisdictions.

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Under the two-class method, net loss is attributed to common stockholders and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considered all series of its redeemable convertible preferred stock to be participating securities; the redeemable convertible preferred stock was converted to common stock upon the consummation of the Merger on July 15, 2021. The Company does not have any participating securities subsequent to the Merger on July 15, 2021.

Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of the Company’s convertible preferred stock do not have a contractual obligation to share in the Company’s losses.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For a period in which the Company reports a net loss, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets obtained in exchange for lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The effective date of this update is for fiscal years beginning after December 15, 2021 and interim periods therein. The Company does not anticipate adoption to have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since released various amendments including ASU No. 2019-04. The guidance modifies the measurement of expected credit losses on certain financial instruments. This guidance will be effective for annual reporting periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as the elimination of exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments, and tax basis step-up in goodwill obtained in a transaction that is not a business combination. The guidance will be effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted. The Company does not anticipate adoption to have a material impact on the Company's consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by removing major separation models required under current guidance. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim periods. Early adoption is permitted. The Company is currently assessing the impact of adoption of this standard on the Company’s consolidated financial statements and related disclosures.
Note 3. Merger

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

Immediately prior to the Closing:
(1)All 30,104,000 outstanding shares of Old Owlet redeemable convertible preferred stock were converted into an equivalent number of shares of Old Owlet common stock on a one-to-one basis.
(2)The $7,122 of principal and accrued interest related to the Old Owlet related party convertible notes payable were converted into shares of Old Owlet preferred stock at a conversion price of $3.1546 per share resulting in the recognition of interest expense from the contingent beneficial conversion feature. The preferred stock was immediately converted into an equivalent number of shares of Old Owlet common stock on a one-to-one basis. The remaining $2 of related party convertible notes was redeemed for cash.
(3)All 429,314 Old Owlet common stock warrants were exercised on a cashless basis and settled in Old Owlet common stock on a net basis.
(4)All 433,356 Old Owlet Series A preferred stock warrants were exercised on a cashless basis and settled in an equivalent number of shares of Old Owlet preferred stock. The preferred stock was immediately converted into an equivalent number of shares of Old Owlet common stock on a one-to-one basis.
Pursuant to the Merger Agreement, at the Closing:
•Each share of Old Owlet’s common stock outstanding prior to the Merger, including shares of Old Owlet common stock issued pursuant to the conversion of the Old Owlet preferred stock, convertible notes and warrants, was converted into the right to receive approximately 2.053 shares of Owlet's common stock. Accordingly, Old Owlet common stock exchanged into 90,824,573 shares of Owlet common stock.
•Certain option holders elected to cash out an aggregate of 496,717 vested options to purchase shares of Old Owlet common stock at a value of approximately $20.53 per share for an aggregate value of $9,890, net of exercise price. All remaining outstanding Old Owlet Options were converted into options exercisable for shares of Owlet common stock with the same terms except for the number of shares exercisable and the exercise price, each of which were adjusted using the exchange ratio of approximately 2.053.
•Holders of 19,758,773 shares of Sandbridge Class A common stock exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from SBG’s initial public offering, calculated as of two business days prior to the consummation of the Merger, which was $10.00 per share, or $197,588 in the aggregate. All remaining 3,241,227 shares of Sandbridge Class A common stock converted into 3,241,227 shares of Owlet common stock.
•All shares of SBG's Class B common stock which were held by Sandbridge Acquisition Holdings LLC, the independent directors, and an advisor of Sandbridge (“Founder Shares”) automatically converted to 5,750,000 shares of Owlet common stock, of which 2,807,500 shares are subject to vesting and forfeiture (the “earnout shares") (see Note 10).
•Pursuant to subscription agreements entered into in connection with the Merger (collectively, the “Subscription Agreements”), certain investors purchased an aggregate of 12,968,000 newly-issued shares of Owlet common stock at a purchase price of $10.00 per share for an aggregate purchase price of $129,680 (the "PIPE Investment" or “PIPE”).

The following summarizes the shares of Common Stock issued and outstanding immediately after the Merger:

Owlet equity holders (1)	90,824,573	81%
SBG public stockholders (3)	3,241,227	3%
Founder Shares (2) (3)	5,750,000	5%
PIPE investors (3)	12,968,000	11%
Owlet common stock immediately after Merger	112,783,800	100%

1.Excludes 3,150,463 shares of Common Stock underlying outstanding Owlet option awards.
2.Includes 2,807,500 Earnout Shares which were outstanding but remained subject to price-based performance vesting terms as described in Note 10.
3.The SBG public stockholders, Founder Shares and PIPE investors are presented combined in the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) on the line item Reverse recapitalization transaction, net of fees.

The Merger is accounted for as a reverse recapitalization in accordance with U.S. GAAP. This determination is primarily based on Old Owlet stockholders comprising a relative majority of the voting power of Owlet and having the ability to nominate the member of the board, Old Owlet operations prior to the Merger comprising only the ongoing operations of Owlet, and Old Owlet senior management comprising a majority of the senior management of Owlet. Under this method of accounting, SBG was treated as the “acquired” company for financial reporting purposes as discussed in Note 1. Accordingly, for accounting purposes, the financial statements of Owlet represent a continuation of the financial statements of Old Owlet with the Merger being treated as the equivalent of Owlet issuing stock for the net assets of SBG, accompanied by a recapitalization. The net assets of SBG are stated at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Owlet. All periods prior to the Merger have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization.

In connection with the Merger, the Company raised $145,499 of gross proceeds including the contribution of $213,407 of cash held in SBG’s trust account from its initial public offering, net of redemptions of SBG public stockholders of $197,588, and $129,680 of cash received in connection with the PIPE financing. The amount recorded to additional paid-in-capital was $101,259, comprised of $133,889 net proceeds less $22,806 recognized for the warrant liabilities, $9,890 cash payout of options, plus $66 of assumed current assets and liabilities. The Company incurred $16,980 of transaction costs, consisting of banking, legal, and other professional fees, of which $11,610 was recorded as a reduction of proceeds to additional paid-in capital. The remaining $5,370 was expensed as general and administrative expense recognized in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021.
Note 4. Certain Balance Sheet Accounts

Property and Equipment, net

Property and equipment consisted of the following as of:

	December 31, 2021	December 31, 2020
Tooling and manufacturing equipment	$2,333	$1,731
Furniture and fixtures	579	569
Computer equipment	625	214
Software	213	213
Leasehold improvements	26	9
Total property and equipment	3,776	2,736
Less accumulated depreciation and amortization	(1,906)	(1,018)
Property and equipment, net	$1,870	$1,718

Depreciation and amortization expense on property and equipment was $987 and $765 for the years ended December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, the Company allocated $610 and $462, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment and software to cost of revenues.

Accrued and Other Expenses

Accrued and other expenses included accrued sales returns of $21,179 and $2,844 as of December 31, 2021 and December 31, 2020, respectively. As described in Note 1, $20,145 of the accrued sales returns was attributable to returns resulting from the Warning Letter.

Changes in accrued warranty were as follows:

	For the Year Ended December 31,
	2021	2020
Accrued warranty, beginning of period	$924	$378
Provision for warranties issued during the period	584	1,840
Settlements of warranty claims during the period	(847)	(1,294)
Accrued warranty, end of period	$661	$924
Note 5.    Deferred Revenues

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

Changes in the total deferred revenues balance were as follows:

	For the Year Ended December 31,
	2021	2020
Beginning balance	$1,802	$845
Deferral of revenues	3,554	3,319
Recognition of deferred revenues	(4,121)	(2,362)
Ending balance	$1,235	$1,802

The Company recognized $1,644 and $746 of revenue during the years ended December 31, 2021 and 2020, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

Note 6. Long-Term Debt and Other Financing Arrangements

The following is a summary of the Company’s long-term indebtedness as of:

	December 31, 2021	December 31, 2020
Term note payable to SVB, maturing on April 1, 2024	$14,000	$10,000
Financed insurance premium	2,534	320
Small Business Administration Paycheck Protection Program note payable, maturing on April 22, 2022	—	2,075
Total debt	16,534	12,395
Less: current portion	(8,534)	(2,024)
Less: debt discount and debt issuance costs	(7)	(191)
Total long-term debt, net	$7,993	$10,180

Term Note

On April 22, 2020, the Company amended its term note (the "Term Note") with Silicon Valley Bank (“SVB”), which allowed the Company to borrow an additional $1,000 at closing, extended the interest-only period through April 30, 2021, and modified the interest rate to be the greater of the bank’s prime rate plus 4.50%, or 7.50%. As a result of this amendment, the Company recorded a loss on extinguishment of debt of $172 in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. The amendment also included a provision to further extend the interest-only period through October 31, 2021 and allow the Company to borrow an additional $2,000 if it achieved a specified gross profit milestone for the year ended December 31, 2020. On September 22, 2020, the Company further amended the Term Note to change the repayment term from 36 consecutive equal monthly payments of principal to 30 consecutive equal monthly payments of principal beginning on November 1, 2021 and modified the interest rate to the greater of the bank’s prime rate plus 3.50%, or 6.50%. The Company achieved its gross profit milestone and borrowed $2,000 in December 2020. The Term Note matures on April 1, 2024 and is cross defaulted with the financial covenants in the original loan and security agreement ("Original LSA") and the related amended and restated loan and security agreement ("the A&R LSA"). On May 25, 2021, the Company further amended the A&R LSA to, among other things, borrow an additional $5,000 under the Term Note. As a result of this amendment, the Company recorded a loss on extinguishment of debt of $182 recorded in Other income (expense), net. On November 15, 2021, the Company further amended the A&R LSA to change the deadline of the requirement to agree to terms with SVB on a 2021 EBITDA covenant from November 15, 2021 to December 15, 2021. As of December 31, 2021, the Company was in compliance with all applicable debt covenants.

The Company believes that the fair value of the Term Note approximates the recorded amount as of December 31, 2021, as the interest rates on the long-term debt are variable and the rates are based on market interest rates (bank's prime rate) after consideration of default and credit risk (using Level 2 inputs).

Future Aggregate Maturities

As of December 31, 2021, future aggregate maturities of Term Notes and Financed Insurance Premium payables were as follows:

Years Ending December 31,	Amount
2022	$8,534
2023	6,000
2024	2,000
Total	$16,534

Financed Insurance Premium

During the year ended December 31, 2021, the Company renewed its corporate liability policies and entered into several new short-term commercial premium finance agreements with AFCO Credit Corporation totaling $4,699 to be paid in ten equal monthly payments, all of which accrue interest at a rate of 3.59%. As of December 31, 2021, the remaining principal balance on the financed insurance premium was $2,534.

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

On June 15, 2021, the Company received forgiveness for the PPP Loan for the full amount of $2,075 of principal and $24 in interest. As a result of the PPP Loan being forgiven, the Company recognized a $2,098 gain on the consolidated statements of operations and comprehensive loss for year ended December 31, 2021.

Line of Credit

As of December 31, 2021, the Company's line of credit (the "SVB Revolver") had a maximum borrowing capacity of $17,500 and a maturity date of April 22, 2024. The SVB Revolver is an asset based lending facility subject to borrowing base capacity which is limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable and eligible inventory. As of December 31, 2021, the SVB Revolver bore interest at an annual rate equal to (i) the greater of the bank’s prime rate plus 0.75% or 5.50% when the streamline period is in effect and (ii) the greater of the bank’s prime rate plus 1.25% or 6.00% at all other times. Each streamline period commences the first day of the month following a written report of the Company’s liquidity and ends the first day after the Company fails to maintain a required cash and cash availability streamline threshold, provided no event of default has occurred and is continuing. If an event of default has occurred and is continuing, SVB may maintain the Company’s streamline status at its discretion. The required cash and cash availability streamline threshold was $8,000 as of December 31, 2021 and $7,000 as of December 31, 2020, and the Company was within a streamline period as of both December 31, 2021 and December 31, 2020. Draws against the line of credit were $0 and $9,700 as of December 31, 2021 and December 31, 2020, respectively. On March 10, 2021, the Company amended the A&R LSA to waive any rights and remedies against the Company with respect to the existing default for the 12 months ended December 31, 2020. The amendment also set forth three new financial covenants, including a requirement to maintain cash and cash availability of at least $6,000 as of the last day of each month beginning on March 31, 2021, a requirement to complete a qualifying liquidity event with aggregate new net proceeds of at least $50,000 in cash on or before May 31, 2021 ("Liquidity Event"), and a requirement to agree to terms with SVB on a 2021 EBITDA covenant no later than July 15, 2021. On May 14, 2021 the Company further amended the A&R LSA to, among other things, reduce the minimum cash and cash availability threshold to $5,000 and change the timing of the required Liquidity Event from May 31, 2021 to July 31, 2021. On May 25, 2021, the Company further amended the A&R LSA to, among other things, increase the SVB Revolver borrowing capacity from $12,500 to $17,500, extend the SVB Revolver maturity date from April 22, 2022 to April 22, 2024, and increase the required cash and cash availability streamline threshold from $7,000 to $8,000, and change the deadline of the requirement to agree to terms with SVB on a 2021 EBITDA covenant from July 15, 2021 to August 15, 2021. Upon consummation of the merger on July 15, 2021, the Company completed the Liquidity Event. On August 12, 2021, the Company further amended the A&R LSA to change the deadline of the requirement to agree to terms with SVB on a 2021 EBITDA covenant from August 15, 2021 to September 30, 2021. On September 20, 2021, the Company further amended the A&R LSA of the requirement to agree to terms with SVB on a 2021 EBITDA covenant from September 30, 2021 to November 15, 2021. On December 13, 2021, the Company further amended the A&R LSA to postpone the requirement of an annual inventory appraisal for the calendar year 2021 through February 28, 2022. Additionally, the amendment changes the deadline of the requirement to meet EBITDA covenants to January 31, 2022. As of December 31, 2021, the Company was in compliance with all applicable debt covenants.
Note 7.    Related Party Transactions

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

Per the convertible note agreements, the convertible promissory notes could not be prepaid without the consent of the majority holders and would automatically convert to shares of our convertible preferred stock at 80% of the convertible preferred stock price per share upon a qualified preferred stock equity financing round of at least $15,000, excluding the conversion value of the notes. The convertible promissory notes were amended in February 2021 to allow the notes to either: (i) automatically convert into shares of our convertible preferred stock immediately prior to the consummation of the Merger at a conversion price equal to the price per share applicable to the Company's most recent equity financing at the conversion date (which was $3.1546 as of the Closing) and, in turn, convert into shares of the Company's common stock as part of the Merger or (ii) at a holder’s election, trigger the repayment in cash of the outstanding principal and accrued interest at the consummation of the Merger. The February 2021 amendment created a contingent beneficial conversion feature because on the date of the amendment the estimated fair value of the underlying stock to which the note was convertible was in excess of the outstanding interest and principal of the note.

As discussed in Note 3, on July 15, 2021, the Company completed the Merger. Immediately prior to the consummation of the Merger, all but one of the convertible notes were converted into shares of the Company's Common Stock. The unconverted note had a balance of $2 and was paid in full. The conversion triggered the recognition of the contingent beneficial conversion feature and the amount by which the estimated fair value of the underlying stock to which the note was convertible at the date of the amendment exceeded the outstanding interest and principal of the note at the date of the amendment was charged to interest expense. The recognized interest expense from the contingent beneficial conversion feature was $26,061 for the year ended December 31, 2021.

Note 8.    Commitments and Contingencies

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

In November 2021, two putative class action complaints were filed against us in the U.S. District Court for the Central District of California, the first captioned Butala v. Owlet, Inc., et al., Case No. 2:21-cv-09016, and the second captioned Cherian v. Owlet, Inc., et al., Case No. 2:21-cv-09293. Both complaints allege violations of the Securities Exchange Act of 1934 against the Company and certain of its officers and directors on behalf of a putative class of investors who: (a) purchased the Company’s common stock between March 31, 2021 and October 4, 2021; or (b) held common stock in SBG as of June 1, 2021, and were eligible to vote in the Special Meeting held on July 14, 2021. Both complaints allege, among other things, that the Company and certain of its officers and directors made false and/or misleading statements and failed to disclose certain information regarding the FDA’s likely classification of the Owlet Smart Sock as a medical device requiring marketing authorization. The Court has pending before it motions to consolidate the Butala and Cherian cases and appoint a lead plaintiff. The Company intends to vigorously defend itself against these claims, including by filing a motion to dismiss on behalf of itself and the named officers and directors. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

Operating Leases

The Company leases office space and certain equipment under non-cancelable operating leases. As of December 31, 2021, future minimum lease payments under non-cancelable operating leases with terms of one year or more are as follows:

Years Ending December 31,	Amount
2022	$1,541
2023	1,587
2024	953
Total	$4,081

Rental expense under operating leases was approximately $1,985 and $1,221 for the years ended December 31, 2021 and 2020, respectively, and included in General and administrative in the consolidated statements of operations and comprehensive loss.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the

Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is immaterial.

Note 9.    Share-based Compensation

2014 Equity Incentive Plan

Owlet had previously adopted the 2014 Equity Incentive Plan (the "2014 Plan") on June 30, 2014 by the Board of Directors. This plan permitted the Company to grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards to employees, directors, and consultants. Options granted vest ratably over two to four years, with a maximum term of 10 years.

On July 15, 2021, upon the Closing (Note 3), the number of equity awards issued and available for grant were retrospectively adjusted pursuant to the conversion ratio of approximately 2.053. The mechanism of conversion resulted in the fair value of each option prior to the Closing equal to the fair value of each option after. All stock option activity presented in these statements has been retrospectively adjusted to reflect the conversion.

As of the effective date of the 2021 Incentive Award Plan the Company ceased granting awards under the 2014 Plan. Outstanding awards continue to be subject to the terms and conditions of the 2014 Plan. Shares remaining for issuance, forfeited, expired, or other manner available to issue under terms of the 2014 Plan roll over to and become available for awards under the 2021 Incentive Award Plan.

2021 Incentive Award Plan

Effective February 12, 2021 the Board of Directors approved the adoption of an equity incentive plan (the "2021 Plan") which permits the Company to grant options, stock appreciation rights, restricted stock, restricted stock units, performance bonus, performance stock unit, dividend equivalents, or other stock or cash based awards to employees, directors, or consultants. As of December 31, 2021, 18,144,695 shares were authorized for issuance under the 2021 Plan. In addition, the shares authorized for the 2021 Plan may be increased on an annual basis beginning January 1, 2022, in an amount equal to 5% of the outstanding common stock on the last day of the immediately preceding fiscal year for a period of 10 years. Options granted vest ratably over two to four years, with a maximum term of 10 years.

As of December 31, 2021, a total of 34,386,810 shares of common stock are reserved for issuance and 16,097,168 shares are available for future grants under the 2021 Plan.

Stock Options

The following is a summary of stock option information and weighted-average exercise prices:

	2021		2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1	10,215,834	$0.45	9,899,765	$0.38
Granted	2,623,689	6.30	3,794,486	0.82
Exercised	(704,672)	0.63	(417,866)	0.28
Canceled	(1,769,796)	0.75	(3,050,929)	0.71
Expired	(7,560)	0.12	(9,622)	0.63
Outstanding at December 31	10,357,495	1.87	10,215,834	0.45
Exercisable at December 31	6,712,145	$0.73	6,673,539	$0.30

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $4,649 during 2021 and $740 during 2020. At December 31, 2021, options outstanding had an intrinsic value of $17,529 with a weighted-average remaining life of 6.95 years. For the same period, December 31, 2021, options vested and exercisable had an intrinsic value of $14,775 with a weighted-average remaining life of 5.89 years. At December 31, 2020, options outstanding had an intrinsic value of $54,135 with a weighted-average remaining life of 7.29 years. For the same period, December 31, 2020, options vested and exercisable had an intrinsic value of $36,326 with a weighted-average remaining life of 6.47 years.

The total grant date fair value of options vested during 2021 and 2020 was $2,822 and $842, respectively. The grant date fair value of options granted during 2021 and 2020 was $9,507 and $3,879, respectively. Weighted-average grant date fair value of options granted during fiscal years 2021 and 2020 was $3.62 and $1.02, respectively. Stock options vested and expected to vest at December 31, 2021 totaled 10,352,973 shares, with an intrinsic value of $17,532, weighted-average exercise price of $1.86, and weighted-average remaining life of 6.95 years. Cash received from stock options exercised during 2021 was immaterial.

The grant date fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. The key weighted average assumptions for 2021 grants are as follows:

	Year Ended December 31,
	2021	2020
Expected volatility	64.9%	63.5%
Risk-free rate	0.9%	0.5%
Expected term in years	5.89	6.0
Dividend yield	—%	—%

Stock-based compensation expense related to options was $3,061 and $1,070 during the years ended December 31, 2021 and December 31, 2020, respectively. Generally, employees are subject to four year vesting terms of 25% after one year with monthly thereafter.

Restricted Stock Units

Stock-based compensation expense related to RSU grants was $1,198 and $0 in December 31, 2021 and December 31, 2020, respectively. RSUs are valued at the market value on the date of grant and compensation expense for employees is expensed over the vesting period. Generally, employees are subject to either a four year vesting term with 25% vesting after one year and quarterly thereafter, or on a 2 year vesting term with 50% after one year and the remaining after the second year, depending on grant reason. Grants to directors vest after one year. The aggregated fair value of RSUs granted during the year ended December 31, 2021 was $16,685.

The following is a summary of RSU information and weighted-average grant date fair values for the Company's RSUs:

	Year Ended December 31,
	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	$—	$—	$—	$—
Granted	4,085,666	4.08
Vested	—
Forfeited	(15,399)	4.67
Unvested at December 31	$4,070,267	$4.08	$—	$—

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows (in thousands):

	Year Ended December 31,
	2021	2020
General and administrative	$1,826	$206
Sales and marketing	939	445
Research and development	1,494	419
Total stock-based compensation	$4,259	$1,070

As of December 31, 2021, the Company had $8,621 of unrecognized stock-based compensation costs related to non-vested options that will be recognized over a weighted-average period of 2.81 years, and $15,415 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted-average period of 3.38 years.

Note 10.    Common Stock Warrants and Earnout Shares

Common Stock Warrants

Pursuant to the SBG initial public offering, SBG sold 23,000,000 units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 units, at a purchase price of $10.00 per unit. Each unit consisted of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. Following the closing of the Initial Public Offering on September 17, 2020, the Company completed the sale of 6,600,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Sandbridge Acquisition Holdings LLC (the "Sponsor"), generating gross proceeds of $6,600. Together, the Public Warrants and Private Placement Warrants are referred to as the "Common Stock Warrants."

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants became exercisable 12 months from the closing of the Initial Public Offering. The Public and Private Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation. As a result of the Merger, both the 11,500,000 Public Warrants and 6,600,000 Private Placement Warrants are redeemable for shares of Common Stock subject to the terms below.

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

Public Warrants

Redemption of warrants when the price per share of Common Stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days' prior written notice of redemption to each warrant holder; and
•if, and only if, the last reported last sale price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Redemption of warrants when the price per share of Common Stock equals or exceeds $10.00. Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding Public Warrants:
•in whole and not in part;
•at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” of our shares of Common Stock, except as otherwise described below;
•if, and only if, the closing price of the shares of Common Stock equals or exceeds $10.00 per public share (as adjusted for share subdivisions, share dividends, reorganizations, reclassifications, recapitalizations and the like) on the trading day before we send the notice of redemption to the warrant holders; and
•if the closing price of the shares of Common Stock equals or exceeds $18.00 per public share (as adjusted for share subdivisions, share dividends, reorganizations, reclassifications, recapitalizations and the like) on the trading day before we send the notice of redemption to the warrant holders and if, and only if, the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above; and
•if, and only if, there is an effective registration statement covering the issuance of Common Stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

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

The Company evaluated the Private Placement Warrants and the Public Warrants and concluded that they do not meet the criteria to be classified within stockholders' equity. The Private Placement Warrants and the Public Warrants both contain settlement provisions that preclude them from meeting the derivative exception of being indexed to the Company's stock. As such, the Company has recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date. See Note 2 and Note 11 for further discussion on fair value considerations.

Earnout Shares

Following the Merger, 2,807,500 shares of common stock held by certain former equity holders of SBG are subject to vesting and forfeiture conditions (the "Earnout Shares"). Of the 2,807,500 earnout shares 1,403,750 shares will vest at such time as a $12.50 stock price level is achieved and 1,403,750 will vest at such time as a $15.00 stock price level is achieved, in each case, on or before the fifth anniversary of the Closing of the Merger. The ‘‘stock price level’’ will be considered achieved only (a) when the closing price of a share of Owlet common stock on the NYSE is greater than or equal to the applicable price for any 20 trading days within a 30 trading day period or (b) the price per share of Owlet common stock paid in certain change of control transactions following the Closing is greater than or equal to the applicable price. Earnout shares subject to vesting pursuant to the above terms that do not vest in accordance with such terms shall be forfeited and canceled for no consideration. The earnout shares are not redeemable. As the vesting event has not yet been achieved, these shares of Owlet common stock, which are issued and outstanding, are treated as contingently recallable and have been excluded from the denominator for the purposes of calculating basic and diluted net loss per share. See Note 13 for further discussion on the calculation of basic and diluted net loss per share.

The Company evaluated the earnout shares and concluded that they meet all conditions for equity classification. Because the settlement provisions in the agreement governing the earnout shares either include a fixed exercise price or involve the fair value of the entity's stock, the earnout shares are considered indexed to the Company's common stock. Because the Merger is accounted for as a reverse recapitalization, the issuance of the earnout shares has been treated as a deemed dividend, and since Owlet does not have retained earnings, the issuance is recorded within additional-paid-in-capital (“APIC”) and has a net zero impact on APIC.

Note 11.    Fair Value Measurements

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2021
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$94,973	$—	$—	$94,973
Total assets	$94,973	$—	$—	$94,973
Liabilities:
Common Stock warrant liability - Public Warrants	$4,486	$—	$—	$4,486
Common Stock warrant liability - Private Placement Warrants	—	2,575	—	2,575
Total liabilities	$4,486	$2,575	$—	$7,061

	December 31, 2020
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$16,954	$—	$—	$16,954
Total assets	$16,954	$—	$—	$16,954
Liabilities:
Preferred stock warrant liability	$—	$—	$2,993	$2,993
Total liabilities	$—	$—	$2,993	$2,993

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The common stock warrant liability for the Public Warrants as of December 31, 2021 is also included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Private Placement Warrants are included within Level 2 of the fair value hierarchy as the Company determined that the Private Placement Warrants are economically equivalent to the Public Warrants and estimated the fair value of the Private Placement Warrants based on the quoted market price of the Public Warrants.

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

The Company re-measured the preferred stock warrant liability to its estimated fair value as of December 31, 2020, using the Black-Scholes option pricing model with the following assumptions:

December 31, 2020
Series A preferred stock value per share	$7.47
Exercise price of warrants	$0.76
Term in years	5.75
Risk-free interest rate	2.97%
Volatility	67.00%
Dividend yield	0.00%

Upon settlement of the preferred stock warrants immediately prior to the Merger, the preferred stock warrant liability was determined using the value of the Old Owlet shares received by the warrant holders. The following table presents a reconciliation of the Company’s preferred stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of:

December 31, 2021
Preferred Stock Warrant Liability
Balance as of December 31, 2020	$2,993
Change in fair value included in other income	5,578
Conversion of preferred stock warrants in connection with the reverse recapitalization	(8,571)
Balance as of December 31, 2021	$—

December 31, 2020
Preferred Stock Warrant Liability
Balance as of December 31, 2019	$1,041
Change in fair value upon re-measurement	1,952
Balance as of December 31, 2020	$2,993

There were no transfers between Level 1 and Level 2 in the periods reported. There were no transfers into or out of Level 3 in the period reported.

Note 12.    Income Taxes

Income tax expense for the years ended December 31, 2021 and 2020 was $31 and $20, respectively.

The provision for income taxes differs from the amount computed at federal statutory rates as follows for the year ended December 31:

	2021	2020
Federal income tax at statutory rates	$(15,149)	$(2,214)
State income tax at statutory rates	(2,192)	(296)
Change in valuation allowance	14,864	1,980
Warrant (benefit) expense(1)	(2,067)	410
Convertible notes conversion	5,473	—
Transaction costs	(941)	—
Other	43	140
Total income tax expense	$31	$20
(1) Represents a permanent item attributed to preferred and common stock mark-to-market adjustments.
Significant components of the Company’s deferred income tax assets (liabilities) are as follows as of December 31:

	2021	2020
Deferred tax assets
Accrued liabilities	$987	$387
Stock-based compensation	740	196
163(j) Interest expense limitation	780	354
Net operating loss carryforwards	27,339	14,718
Other	836	212
Total deferred income tax assets	30,682	15,867
Valuation allowance	(30,682)	(15,818)
Deferred tax liabilities	—	(49)
Net deferred tax asset (liability)	$—	$—

As of December 31, 2021, the Company had $110,923 of federal and $98,474 of state net operating loss carry-forwards available to offset future taxable income, some of which, if not utilized, will begin to expire in 2034 for federal and 2029 for state purposes.

Accounting standards require that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses the realization is more likely than not. Realization of the future tax benefits from the net operating losses or credit carryforwards, if any, is dependent on the Company’s ability to generate sufficient taxable income within the applicable carryforward period. The Company has established a full valuation allowance due to historical cumulative losses and the uncertainty of its ability to generate sufficient taxable income to realize the deferred tax assets.

As of December 31, 2021, the Company recorded a valuation allowance of $30,682 for the portion of the deferred tax assets that we do not expect to be realized. Due to our history of losses in the U.S., the net cumulative deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $14,864 in the year ended December 31, 2021.

The utilization of the net operating loss carryforwards could be subject to annual limitations under Section 382 of the Internal Revenue Code. Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Additionally, net operating losses utilized after 2017 would be limited to 80% of taxable income in years in which NOL carryforwards would be utilized.

Uncertain tax positions are recorded when it is more likely than not that a given tax position would not be sustained upon examination by taxing authorities. Based on positions taken in the Company’s tax filings, the Company has concluded that there are no significant uncertain tax positions requiring disclosure, and there are no material amounts of unrecognized tax benefits.

Note 13.   Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders (1)	$(71,704)	$(10,521)
Denominator:
Weighted-average common shares used in computed net loss per share attributable to common stockholders basic and diluted	63,216,912	21,956,848
Net loss per share attributable to common stockholders basic and diluted	$(1.13)	$(0.48)

(1) For the year ended December 31, 2021 and December 31, 2020, the Company did not allocate its net loss to participating redeemable convertible preferred stock as those shares are not obligated to share in the losses of the Company. As of December 31, 2021, the Company no longer has participating redeemable convertible preferred stock.

Diluted net loss per for the year ended December 31, 2020 excluded 942,623 Old Owlet common stock warrants, 889,765 Old Owlet preferred stock warrants, 61,809,312 shares of Old Owlet preferred stock, 5,651,609 common stock equivalents of Old Owlet convertible notes outstanding at year end, and the Company's outstanding stock options shown in Note 9 of the consolidated financial statements due to their anti-dilutive effect.

Diluted net loss per share for the year ended December 31, 2021 excluded 18,100,000 common stock warrants outstanding at year end and the Company's outstanding restricted stock units and stock options shown in Note 9 of the consolidated financial statements due to their anti-dilutive effect. The Company’s 2,807,500 unvested earnout shares were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of December 31, 2021 (Note 10).

Note 14.    Segments

The Company operates as a single operating segment. The Company’s chief operating decision maker manages the Company's operations on a consolidated basis for purposes of allocating resources, making operating decisions, and evaluating financial performance. Since the Company operates in one operating segment, all required financial segment information can be found in these consolidated financial statements.

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
United States	$65,442	$71,128
International	10,400	4,275
Total revenues	$75,842	$75,403

Other than the United States, no individual country exceeded 10% of total revenues for either of the years ended December 31, 2021 and December 31, 2020.

In the normal course of business, the Company provides credit terms to some of its customers and generally requires no collateral. A major customer is considered to be one that comprises more than 10% of the Company’s annual revenues. The Company’s major customers are as follows:

	Percent of Revenue as of December 31, 2021	Percent of Revenue as of December 31, 2020
Customer 1	23%	24%
Customer 2	15%	18%
Customer 3	12%	9%

The Company’s long-lived assets are composed of property and equipment, net, and are summarized by geographic area as follows as of (in thousands):

	December 31, 2021	December 31, 2020
United States	$705	$528
International	1,165	1,190
Total property and equipment, net	$1,870	$1,718

Note 15.   Subsequent Events

On January 31, 2022, the Company further amended the A&R LSA, which modified the Term Note annual interest rate equal to the greater of the bank’s prime rate plus 2.50% or 5.75%, modified the SVB Revolver annual interest rate equal to (i) the greater of the bank’s prime rate plus 0.75% or 5.00% when the streamline period is in effect and (ii) the greater of the bank’s prime rate plus 1.25% or 5.00% at all other times, and decreased the advance rate for borrowing base receivables and inventory, and increased the cash and cash availability streamline threshold from $8,000 to $50,000.

The amendment replaced the existing EBITDA covenant for 2022 and beyond with a net revenue covenant and increased the minimum cash and cash availability threshold from $5,000 to $30,000.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the year ended December 31, 2021, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the re-issuance of our consolidated financial statements as of and for the fiscal year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. The identified material weaknesses in our internal control over financial reporting continued to exist as of December 31, 2021.

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and financial reporting requirements. This material weakness contributed to the following additional material weaknesses:

•We did not design and maintain effective controls over the segregation of duties related to journal entries. Specifically, certain personnel have the ability to both create and post journal entries within the Company’s general ledger system. This material weakness did not result in any adjustments to the consolidated financial statements.

•We did not design and maintain effective controls over the accounting for convertible preferred stock and warrant arrangements. Further, we did not design and maintain effective controls to verify the completeness and accuracy of sales returns and accrued sales tax. Each of these material weaknesses resulted in material adjustments to several account balances and disclosures in the consolidated financial statements as of and for the year ended December 31, 2019.

•We did not design and maintain effective controls over IT general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel, (iii) computer operations controls to ensure that critical batch jobs are monitored, and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. This material weakness did not result in any adjustments to the consolidated financial statements.

Additionally, each of the material weaknesses described above could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual consolidated financial statements that would not be prevented or detected.

Remediation Plan

We have initiated an implementation plan to remediate these material weaknesses. The remediation measures will be ongoing, and although not all inclusive, remediation measures include hiring additional accounting and financial reporting personnel and implementing additional policies, procedures and controls, all of which will result in future costs for the Company.

We have taken actions to improve our IT general controls, segregation of duties controls, period-end financial reporting controls, and journal entry controls. However, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

Notwithstanding the above, our management believes that the consolidated financial statements included in this Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management's Annual report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act.

This Report does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). Prior to the Merger, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger, and our management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021.
Changes in Internal Control over Financial Reporting
As noted above, we have initiated an implementation plan to remediate our existing material weaknesses. Except for these ongoing remediation efforts, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management and Board of Directors
The following sets forth certain information concerning the persons who serve as our executive officers and members of our board of directors (the "Board").

Name	Age	Position

Executive Officers:

Kurt Workman	32	Chief Executive Officer and Director

Michael Abbott	60	President and Director

Kate Scolnick	53	Chief Financial Officer

Non-Employee Directors:

Lior Susan	38	Chair of the Board

Zane Burke	56	Director

Laura Durr	61	Director

John Kim	51	Director

Amy McCullough	42	Director

Ken Suslow	51	Director
Executive Officers
Kurt Workman is our Chief Executive Officer and has served as a member of the Board since July 2021. Mr. Workman co-founded and served as the Chief Executive Officer of Old Owlet from the company’s founding in 2012 until December 2019. During his tenure as Chief Executive Officer of Old Owlet, Mr. Workman led the company’s growth from its inception and was instrumental in overseeing the research and development of several of the company’s key product offerings, including the iconic Owlet Smart Sock, Owlet Cam and the Owlet Band. Mr. Workman has also served as a member of Old Owlet’s board of directors since he co-founded the company in 2012. Mr. Workman studied Chemical Engineering at Brigham Young University. We believe Mr. Workman’s intimate knowledge of Owlet and his proven success building and overseeing the Owlet’s growth and development make him qualified to serve as a member of the Board.
Michael Abbott is our President and has served as a member of the Board since July 2021. Mr. Abbott held a variety of leadership roles with Old Owlet, including as President and a member of the Old Owlet board of directors from December 2019. From February 2018 to December 2019, he served as Old Owlet’s Chief Financial Officer and Chief Operating Officer, where he was instrumental in securing financing and setting operational standards to fuel Old Owlet’s growth. Before joining Old Owlet, from January 2014 to December 2017, Mr. Abbott served as the Chief Financial Officer and Chief Operating Officer of Mission Athlete care, where he was responsible for all financial and operational functions. Prior to his time at Mission, Mr. Abbott served as Chief Operating Officer at Specialized Bicycle Components, a premier cycling manufacturer, and Burton Snowboards. At both companies, he was responsible for all operating units and financial functions. Mr. Abbott received his B.S. in Accounting from Drexel University and his M.B.A. with a concentration in Finance from St. Joseph’s University. We believe Mr. Abbott’s significant experience launching, cultivating, and growing global brands into industry leaders makes him qualified to serve as a member of the Board.

Kate Scolnick is our Chief Financial Officer. Ms. Scolnick served as the Vice President of Finance at Anaplan, Inc. (“Anaplan”) from June 2019 until joining Old Owlet in March 2021. During her tenure at Anaplan, she oversaw corporate financial planning and analysis, global sales finance and global procurement. Prior to joining Anaplan, Ms. Scolnick served in various executive roles at Seagate Technology from February 2012 until January 2019, where she was responsible for driving its financial operations and maintaining relationships with banks, auditors and shareholders. From June 2015 until June 2019, she served as a director of the Silicon Valley Chapter of the National Investor Relations Institute and from December 2017 until July 2018, she served as a director of eASIC and a member of its audit committee until it was acquired by Intel Corporation. Ms. Scolnick holds a B.A. in history from Michigan State University and holds a certificate in executive leadership from the Stanford University Executive Program.
Non-Employee Directors
Lior Susan served on the board of directors of Old Owlet from July 2015 and has served as Chair of the Board since July 2021. Mr. Susan serves as the founder and Managing Partner of Eclipse Ventures, LLC, a venture capital firm. Mr. Susan currently serves on the boards of Lucira Health, Inc. (LHDX) as well as the following private companies: Bright Machines, Inc., Augury, Inc., Cheetah Technologies, Inc., Metrolink, Inc., Cybertoka Ltd., Dutch Pet, Inc., and Narus, Inc. Prior to founding Eclipse in 2015, Mr. Susan founded and managed the hardware investment and incubation platform of Flex Ltd., a multinational electronics contract manufacturer, where he gained knowledge and experience of scaling manufacturing operations for medical device companies. Before relocating to the U.S. from Israel, Mr. Susan was an entrepreneur and former member of a Special Forces unit within the Israel Defense Forces. We believe Mr. Susan is qualified to serve as a member of our Board due to his significant experience investing in and working with technology companies, including as a board member.
Zane Burke served on the board of directors of Old Owlet from March 2021 and has served on the Board since July 2021. Since September 2021, Mr. Burke has served as the Chief Executive Officer of Quantum Health. Quantum Health is the first consumer healthcare navigation company aiming to provide employees of self-insured companies with a more effective and satisfying healthcare experience. Prior to Quantum Health, Mr. Burke was Chief Executive Officer of Livongo Health from February 2019 to November 2020. Mr. Burke successfully led the company to the largest digital health IPO in history and its eventual $18.5 billion merger with Teladoc Health. Prior to Livongo Health, Mr. Burke spent more than two decades at Cerner Corporation, ultimately serving as its President from September 2013 to November 2018. Mr. Burke has served on the board of directors of Quantum Health since September 2021, Cotiviti since April 2021 and Bardavon Health Innovations since December 2020, and he previously served on the board of directors of Livongo Health from April 2019 to November 2020. Mr. Burke also sits on the non-profit boards of the College of Healthcare Information Management Executives and University Health (Kansas City). He is a certified public accountant, but no longer keeps an active license. He earned his undergraduate and Masters degrees in Accounting from Kansas State University, where he was recently inducted into the College of Business Hall of Fame. We believe Mr. Burke is qualified to serve as a member of our Board due to his background in overseeing public healthcare companies and his significant experience in the healthcare industry.
Laura Durr served on the board of directors of Old Owlet from February 2021 and has served on the Board since July 2021. Ms. Durr served as the Executive Vice President and Chief Financial Officer of Polycom, Inc. (“Polycom”) from May 2014 until its acquisition by Plantronics, Inc. in July 2018. Prior to becoming Chief Financial Officer, Ms. Durr held various finance leadership roles at Polycom between 2004 and 2014, including Senior Vice President-Worldwide Finance, Chief Accounting Officer and Worldwide Controller. Prior to joining Polycom, Ms. Durr held executive positions in finance and administration at Lucent Technologies, Inc. and International Network Services Inc. and also spent six years at Price Waterhouse LLP. Ms. Durr also serves on the board of directors of Netgear, Inc. and Xperi Holding Corporation, and she previously served on the board of directors of Tivo Corporation from April 2019 to June 2020. She was a certified public accountant and holds a B.S. in Accounting from San Jose State University. We believe Ms. Durr is qualified to serve as a member of our Board because she can provide valuable operational and strategic experience and insight, given her background in finance and strategy for leading Silicon Valley technology companies.
John Kim served on the board of directors of Old Owlet from April 2021 and has served on the Board since July 2021. Mr. Kim is the President of Platform & Marketplaces at Expedia Group. In this role, he oversees Artificial Intelligence, User Experience, Research, eCommerce, Marketplaces and Yield Management and Data and Development, which powers Expedia Group’s two-sided marketplace platform. From January 2016 to November 2019, Mr. Kim served as the President of Vrbo, an Expedia Group subsidiary, where he led strategy and operations of one of the leading alternative accommodations marketplaces. Mr. Kim led the company’s transformation from a subscription-based advertising model to a modern e-commerce business powered by the latest advances in data science and technology. Mr. Kim has more than two decades of experience in search, recommendations, analytics and marketing at tier-one, venture-backed startups, medium-sized companies and globally known brands, including

Yahoo!, Overture, Accenture, Bank of America and Pelago, and he is an investor in over 50 startups. Mr. Kim is a vocal advocate for diversity and was appointed to advise President George W. Bush on economic policies impacting Asian Americans and Pacific Islander small businesses. He graduated from the University of California, Santa Barbara, and received his MBA from the University of Chicago Booth School of Business. We believe Mr. Kim is qualified to serve as a member of our Board due to his significant analytics and marketing experience and broad leadership experience.
Amy McCullough served on the board of directors of Old Owlet from April 2018 and has served on the Board since July 2021. Ms. McCullough is the President and Managing Director of Trilogy Equity Partners, LLC (“Trilogy”), an early-stage venture capital firm. Ms. McCullough has been a member of the investment team at Trilogy for the last 15 years and has served in her current role at the firm for the last six years. She leads the investment team and is a member of Trilogy’s board of managers, which sets the strategic direction of the fund. Ms. McCullough currently serves on the board of directors of several private companies, including Skilljar, Inc., Boundless Immigration, Inc., and Bluejay Labs, Inc. dba Showdigs. She is also a board observer at JetClosing, Inc. Prior to her tenure at Trilogy, Ms. McCullough spent four years as an equity research analyst for JPMorgan Chase, as a member of the team that covered the small and mid-cap applied technologies sector for the firm. Ms. McCullough began her career on the treasury operations team within the portfolio management group at Microsoft Corporation and has experience working in both corporate treasury and financial analysis roles. She is a member of the Board of Trustees of Epiphany School, an independent elementary school in Seattle, and currently serves as the treasurer. Ms. McCullough received her B.A. in Business Administration with a focus in Finance from the University of Washington. We believe Ms. McCullough is qualified to serve as a member of our Board due to her significant experience investing in technology companies and her broad leadership experience.

Ken Suslow was the Chief Executive Officer and the Chairman of the board of directors of SBG from June 2020 to July 2021 and he continues to serve as a member of the Board. Mr. Suslow is Founding Managing Partner at Sandbridge Capital, where he chairs the Investment Committee. Mr. Suslow has led Sandbridge Capital’s investments since its inception in 2013, including the majority buyout of Thom Browne, in which Sandbridge Capital fully divested its ownership position through a strategic sale to Ermenegildo Zegna Group. Mr. Suslow also led Sandbridge Capital’s investments in Rossignol, The RealReal, Farfetch, ILIA, and Youth To The People, among others. Mr. Suslow also serves as Chief Executive Officer and Chairman of the board of directors of Sandbridge X2 Corp. Prior to co-founding Sandbridge Capital, Mr. Suslow was Managing Director at The Strand Partners, the Los Angeles-based family office vehicle for William C. Powers, where Mr. Suslow advised and led investments in privately held consumer companies. Mr. Suslow serves on the boards of Hydrow, Inc. and Peach & Lily, Inc., is a Board Advisor to Rossignol’s apparel division, and is the former Chairman of Thom Browne. Mr. Suslow has a B.A. from Pomona College and an M.B.A. from the Stanford Graduate School of Business. We believe that Mr. Suslow’s significant experience managing a global consumer private equity fund, analyzing investments and advising companies in the consumer space make him well qualified to serve as a member of our Board.
There are no family relationships between or among any of Owlet’s directors or executive officers.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2021 and to date filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2021 and to date.
Audit Committee
We have a separately-designated standing audit committee consisting of Laura Durr, John Kim, Amy McCullough and Ken Suslow, with Laura Durr serving as chair of the committee. Our Board has determined that each member of our audit committee qualifies as independent under NYSE rules applicable to board members generally and under the NYSE rules and Exchange Act Rule 10A-3 specific to audit committee members. Our Board has also determined that each member of our audit committee is financially literate under the applicable NYSE rules and that Laura Durr qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.
Code of Business Conduct and Ethics
We adopted a written code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is available on our website, investors.owletcare.com. The information on or available through our website is not deemed incorporated in this Report and does not form part of this Report. Our code of business conduct and ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Please note that Owlet’s Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of business conduct and ethics on our Internet website.

Item 11. Executive Compensation.
Overview
Throughout this section, unless the context requires otherwise, references to "Owlet," "we," "us," "our" the "company" and similar terms in this section refer to Old Owlet prior to the Merger, and to Owlet, Inc. following the Merger.

This section discusses the material components of the executive compensation program for our 2021 named executive officers. Our named executive officers for 2021 are:

•Kurt Workman, our Chief Executive Officer
•Michael Abbott, our President; and
•Kate Scolnick, our Chief Financial Officer

As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.
2021 Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)(4)	Total($)
Kurt Workman Chief Executive Officer	2021	329,808	17,500		1,396,976		19,894	1,764,178
Michael Abbott President	2021	450,000	475,000		1,995,901		1,330,320	4,251,221
	2020	417,692	670		59,641	209,426	92,415	779,844
Kate Scolnick Chief Financial Officer	2021	269,231	191,667	1,154,018	702,315		1,150	2,318,381
(1)Amount shown reflects all amounts earned as salary as described in "2021 Annual Base Salary." For Ms. Scolnick, the amount represents the base salary paid for the period commencing on March 15, 2021 and ending on December 31, 2021.
(2)For Mr. Workman, the amount represents a $17,500 bonus under our annual bonus program for 2021. For Mr. Abbott, the amount represents (i) a $250,000 bonus for successful filing of the Company S-4 and completion of the Merger, and (ii) $225,000 earned under our annual bonus program for 2021. For Ms. Scolnick, the amount represents (i) a $75,000 signing bonus with 50% earned upon hire and 50% earned at 90 days of employment and (ii) $116,667 earned under our annual bonus program for 2021. Amounts earned under the annual bonus program for 2021 are expected to be paid in April 2022.
(3)Amount reported under "Stock Awards"is the grant date fair value of restricted stock unit ("RSU") awards. Amounts shown under the “Options Awards” column are calculated using the Black-Scholes option-pricing method. All amounts shown are computed in accordance with FASB ASC Topic 718. For further information see Note 9 to our consolidated financial statements included in this Annual Report.
(4)For Mr. Workman, represents (i) $18,644 in compensatory proceeds from cashing out vested stock options in the Merger, and (ii) $1,250 in work-from-home and work-life-balance stipends. For Mr. Abbott, represents $1,315,607 in compensatory proceeds from cashing out vested stock options in the Merger, (ii) $13,463 in commuting and housing expenses related to his travel to our company offices in Utah, and (iii)

$1,250 in work-from-home and work-life-balance stipends. For Ms. Scolnick, represents $1,150 in work-from-home and work-life-balance stipends.
Narrative to the Summary Compensation Table
2021 Annual Base Salary
We pay our executives a base salary to compensate them for services rendered to our company. The base salary payable to our executives is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. As of December 31, 2021, Mr. Workman’s base salary was $350,000, Mr. Abbott’s base salary was $450,000, and Ms. Scolnick’s base salary was $350,000. The salary amount listed for these officers in the Salary column of the Summary Compensation Table above reflects the salary actually paid to each during 2021. In the first quarter of 2022, our compensation committee increased each named executive officer's base salary by $25,000.

Our board of directors and compensation committee may adjust base salaries of our named executive officers from time to time in their discretion.
2021 Performance Bonuses
We maintain a performance-based bonus program in which all of our named executive officers participate. Each named executive officer's target bonus is expressed as a percentage of base salary, and bonus payments are determined based on achievement of certain revenue targets established by our compensation committee or board of directors. For 2021, the target bonuses for our named executive officers, as a percentage of base salary, were as follows: Mr. Workman: 5%; Mr. Abbott: 50%; and Ms. Scolnick: 40%. For 2021, Mr. Abbott was eligible to receive a bonus originally targeted at 50%, of the base salary paid to him during 2021 based on the achievement of certain performance goals based on quarterly revenue targets, as established by Old Owlet’s board of directors. Ms. Scolnick was eligible to receive 40% of the base salary paid to her during 2021.

Our board of directors and compensation committee may adjust the target bonus opportunities of our named executive officers from time to time in their discretion. In recognition of our completion of the Merger, achievement of certain revenue goals, and successful launch of certain products in 2021, in the first quarter of 2022, our compensation committee approved each named executive officer’s 2021 annual bonus at 100% of target. The amounts earned by our named executive officers under the 2021 bonus program are set forth in the Summary Compensation Table in the “Bonus” column. As a condition of the 2021 bonuses, each named executive officer will be required to receive a portion of their bonus (either 25% or 50%, at the election of the named executive officer) in the form of RSUs that will vest one year after the grant date, subject to continued service. Amounts earned under the annual bonus program for 2021 are expected to be paid (or, in the case of RSUs, granted) in April 2022.

In the first quarter of 2022, our compensation committee increased each named executive officer’s target annual bonus, as a percentage of base salary, to the following: Mr. Workman: 60%; Mr. Abbott: 60%; and Ms. Scolnick: 50%.
2021 Equity Compensation
We have granted stock options and RSUs to our employees, including our executive officers, in order to attract and retain them, as well as to align their interests with the interests of our stockholders. In order to provide a long-term incentive, our equity awards generally vest over four years subject to continued service.
In connection with the Merger, we adopted the Owlet, Inc. 2021 Incentive Award Plan (the “2021 Plan”) in order to facilitate the grant of cash and equity incentives to directors, employees (including our executive officers) and consultants of our company and certain of its affiliates and to enable us to obtain and retain services of these individuals, which is essential to our long-term success.

On January 24, 2021, we granted Mr. Workman an option to purchase 345,920 shares of our common stock, and Mr. Abbott an option to purchase 494,226 shares of our common stock, each under our 2014 Equity Incentive Plan (the “2014 Plan”), and each with an exercise price of $7.13 per share. Each option award vests as to 1/48th of the underlying shares on each monthly anniversary of December 1, 2020, subject to continued service with us.

On November 15, 2021, we granted Ms. Scolnick (i) an option to purchase 247,113 shares of our common stock, with an exercise price of $4.67 per share, and (ii) an award of 247,113 RSUs each under our 2021 Plan. Each RSU represents the right to receive one share of our common stock upon vesting. The RSU award vests as to 25% of the underlying shares on the first anniversary of February 15, 2021 and 1/16th of the underlying shares quarterly thereafter. The option award vests as to 25% of the underlying shares on the first anniversary of March 15, 2021, and as to 1/48th of the underlying shares each month thereafter. Both awards are subject to continued service with us.

Other Elements of Compensation
Retirement Savings and Health and Welfare Benefits
We maintain a 401(k) retirement savings plan for our employees, including our executive officers, who satisfy certain eligibility requirements. Our executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. We match 50% of the first 6% of a participant’s annual eligible compensation, up to the IRS limit. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.
All of our full-time employees, including our executive officers, are eligible to participate in our health and welfare plans. These health and welfare plans include medical, dental and vision benefits; short-term and long-term disability insurance; and supplemental life and AD&D insurance.
Perquisites and Other Personal Benefits
We determine perquisites on a case-by-case basis and will provide a perquisite to a named executive officer when we believe it is necessary to attract or retain the named executive officer. In 2021, we provided Mr. Abbott $13,463 in commuting and housing expenses related to his travel to our company offices in Utah. During 2021, our named executive officers (along with all of our employees) were eligible for a $250 work-from-home stipend and a $100/month work-life-balance stipend.

Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the outstanding option and RSU awards held by our named executive officers as of December 31, 2021.

				Option Awards				Stock Awards
Name	Vesting Start Date		Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Kurt Workman	12/1/2020	(2)	1/24/2021	72,789	266,645	7.13	1/23/2031
			4/19/2016	7,560	—	0.11	4/18/2026
Michael Abbott	12/1/2020	(2)	1/24/2021	123,558	370,668	7.13	1/23/2031
	12/1/2019	(2)	3/23/2020	51,336	51,323	0.78	3/22/2030
	2/26/2018	(3)	3/19/2018	781,437	41,933	0.30	3/18/2028
Kate Scolnick	3/15/2021	(3)	11/15/2021		247,113	4.67	11/15/2031
	2/15/2021	(4)	11/15/2021					247,113	659,792

(1)Amounts are calculated by multiplying the number of RSUs shown in the table by $2.67 per share, which was the closing price of our common stock on December 31, 2021, the last trading day of fiscal year 2021.
(2)The option award vests as to 1/48th of the underlying shares on each monthly anniversary of the vesting start date, subject to continued service.
(3)The option award vests as to 25% of the underlying shares on the first anniversary of the vesting commencement date, and as to 1/48th of the underlying shares each month thereafter, subject to continued service.
(4)The stock award vests as to 25% of the underlying shares on the first anniversary of the vesting commencement date, and as to 1/16th of the underlying shares each quarter thereafter, subject to continued service.

Executive Compensation Arrangements

Employment and Offer Letter Agreements

Kurt Workman

We have entered into an employment offer letter with Mr. Workman that sets forth the terms and conditions of his employment, which was most recently amended and restated in March 2021. Mr. Workman’s offer letter provides for at-will employment, and sets forth his base salary, employee benefits eligibility, severance benefits upon a qualifying termination of employment, and an option to purchase 345,920 shares of our common stock that vests over four years.

Under his offer letter, if we terminate Mr. Workman’s employment without “cause” (as defined in the offer letter), he will be eligible to receive a lump sum severance payment equal to six months of his base salary. Additionally, if we terminate Mr. Workman’s employment without cause or he resigns for “good reason” (as defined in the offer letter) within 12 months after a change in control of the company, he will be eligible for fully accelerated vesting of his option award that was granted to him on January 24, 2021. The foregoing severance and equity acceleration benefits are subject to Mr. Workman providing us with an effective release of claims.

Michael Abbott

We have entered into an employment offer letter with Mr. Abbott that sets forth the terms and conditions of his employment, which was most recently amended and restated in March 2021. Mr. Abbott’s offer letter provides for at-will employment, and sets forth his base salary, target bonus opportunity, employee benefits eligibility, severance benefits upon a qualifying termination of employment, and an option to purchase 494,226 shares of our common stock that vests over four years. The offer letter also provides for $250,000 in bonuses for successful filing of the S-4 related to the Merger and completion of the Merger, which have already been earned.

Under his offer letter, if we terminate Mr. Abbott’s employment without “cause” (as defined in the offer letter), he will be eligible to receive a lump sum severance payment equal to 12 months of his base salary, and fully accelerated vesting of his outstanding options. The foregoing benefits are subject to Mr. Abbot providing us with an effective release of claims.

Kate Scolnick

In March 2021 we entered into an employment offer letter with Ms. Scolnick that sets forth the terms and conditions of her employment. Ms. Scolnick’s offer letter provides for at-will employment, and sets forth her base salary, target bonus opportunity, a $75,000 signing bonus, employee benefits eligibility, severance benefits upon a qualifying termination of employment, and an equity award covering 494,226 shares of our common stock in the form of stock options and RSUs that vest over four years.

Under her offer letter, if we terminate Ms. Scolnick’s employment without “cause” (as defined in the offer letter), she will be eligible to receive a lump sum severance payment equal to six months of her base salary. Additionally, if we terminate Ms. Scolnick’s employment without cause or she resigns for “good reason” (as defined in the offer letter) within 12 months after a change in control of the company, she will be eligible for fully accelerated vesting of her initial equity awards. The foregoing equity acceleration benefits are subject to Ms. Scolnick providing us with an effective release of claims.

Director Compensation

We have not historically maintained a formal non-employee director compensation program. However, in 2021 we granted awards of RSUs to Zane Burke, Laura Durr, and John Kim that vest over one year based on continued service on our board of directors. Mr. Workman and Mr. Abbott did not receive additional compensation for their service as directors, and the compensation provided to each as an employee is set forth in the Summary Compensation Table above.

The following table sets forth information concerning the compensation of our non-employee directors for the year ended December 31, 2021.

Name	Stock Awards ($)(1)	Total ($)
Lior Susan	—	—
Zane Burke	150,000	150,000
Laura Durr	150,000	150,000
John Kim	150,000	150,000
Amy McCullough	—	—
Ken Suslow	—	—

(1)Represents grant date fair value of RSU awards computed in accordance with FASB ASC Topic 718.

The below table shows the aggregate number of equity awards held by our non-employee directors as of December 31, 2021.

Name	Stock Awards
Lior Susan	—
Zane Burke	32,120
Laura Durr	32,120
John Kim	32,120
Amy McCullough	—
Ken Suslow	—
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information known to us regarding the beneficial ownership of our Common Stock as of March 16, 2022 by:

•each person who is the beneficial owner of more than 5% of the outstanding shares of our Common Stock;

•each of our named executive officers and directors; and

•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares.
The beneficial ownership of our Common Stock is based on 113,067,484 shares of Common Stock issued and outstanding as of March 16, 2022 and the only persons known to own beneficially, or to be deemed to own beneficially, more than 5% of our common stock is as follows:

Name and Address of Beneficial Owner(1)	Number of Shares	% of Ownership
5% Holders
Entities affiliated with Eclipse(2)	28,492,332	25.2%
Trilogy Equity Partners, LLC(3)	9,005,428	8.0%
Pacific Investment Management Company LLC(4)	7,311,628	6.5%

(1)Unless otherwise noted, the business address of each of those listed in the table above is 2500 Executive Parkway, Ste. 500, Lehi, Utah 84043.
(2)Based on information included in a Schedule 13D filed on July 26, 2021 by Eclipse Ventures Fund I, L.P. and Eclipse Continuity Fund I, L.P. The address of each of the entities listed above is 514 High Street, Suite 4, Palo Alto, CA 94301.
(3)Based on information included in a Schedule 13D filed on July 29, 2021 by Trilogy Equity Partners, LLC. The address for the foregoing entity is 155 108th Ave NE, Suite 400, Bellevue, WA 98004.
(4)Based on information included in a Schedule 13G filed on February 11, 2022 by Pacific Investment Management Company LLC (PIMCO). These shares of common stock are held by investment advisory clients or discretionary accounts of which PIMCO is the investment adviser and include 4,405,698 shares of common stock that PIMCO has the right to acquire within 60 days upon exercise of warrants at an exercise price of $11.50 per share. PIMCO has sole investment discretion and voting authority over these shares and may be deemed to beneficially own these shares. PIMCO disclaims beneficial ownership of these shares except to the extent of its pecuniary interest therein. The address for PIMCO is 650 Newport Center Drive, Newport Beach, CA 92660.

The following table sets forth information regarding the beneficial ownership of common stock as of March 16, 2022 by our Directors and Named Executive Officers:

Name of Beneficial Owner	Current Position	Number of Shares
Directors and Named Executive Officers
Kurt Workman(1)	Chief Executive Officer and Director	4,264,779
Michael Abbott(2)	President and Director	1,050,146
Kate Scolnick(3)	Chief Financial Officer	149,296
Lior Susan(6)	Chair of the Board	28,492,332
Zane Burke(4)	Director	134,779
Laura Durr(5)	Director	32,120
John Kim(5)	Director	32,120
Amy McCullough	Director
Ken Suslow	Director
All directors and named executive officers as a group (9 individuals)		34,155,572

(1)Consists of (i) 2,074,202 shares of Common Stock held of record by Mr. Workman, (ii) 2,074,200 shares of Common Stock held of record by his wife, and (iii) 116,377 shares of Common Stock issuable upon exercise of options exercisable as of or within 60 days of March 16, 2022.
(2)Consists of 1,050,146 shares of Common Stock issuable upon exercise of options exercisable as of or within 60 days of March 16, 2022.
(3)Consists of (i) 72,074 shares of Common Stock issuable upon exercise of options exercisable and (ii) 77,222 shares of Common Stock issuable upon vesting of restricted stock units exercisable as of or within 60 days of March 16, 2022.
(4)Consists of (i) 102,659 shares of Common Stock held directly by Mr. Burke, and (ii) 32,120 shares of Common Stock issuable upon vesting of restricted stock units exercisable as of or within 60 days of March 16, 2022

(5)Consists of 32,120 shares of Common Stock issuable upon vesting of restricted stock units exercisable as of or within 60 days of March 16, 2022.
(6)Lior Susan, who serves as Chair of the Board, is the sole managing member of the general partners of each of Eclipse Ventures Fund, L.P. and Eclipse Continuity Fund I, L.P. and may be deemed to have voting and dispositive power over the shares held by such entities and represents 25.2% of the issued and outstanding Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2021)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (2)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in first column) (4)
Equity compensation plans approved by security holders (1)	14,427,762	1.87	17,911,637
Equity compensation plans not approved by security holders
Total	14,427,762	1.87	17,911,637

(1)Consists of the 2014 Plan and the 2021 Plan.
(2)Represents (i) 10,357,495 shares of common stock to be issued upon exercise of outstanding options and (ii) 4,070,267 shares subject to outstanding RSUs.
(3)Represents the weighted-average exercise price of outstanding options and is calculated without taking into account the shares of common stock subject to outstanding RSUs.
(4)Represents 16,097,168 shares remaining available for issuance under the 2021 Plan and 1,814,469 shares available for issuance under the 2021 ESPP. As of July 15, 2021, in connection with the Merger, no new awards are made under the 2014 Plan. The 2021 Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of common stock as is determined by the our Board (but no more than 136,085,217 shares may be issued upon the exercise of incentive stock options). The 2021 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of common stock as is determined by our Board, provided that no more than 26,083,000 shares of our common stock may be issued under the 2021 ESPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies for Related Party Transactions
Our Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception of such conflicts of interest). We have adopted a written related persons transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions. Under such policy, any related person transaction, and any material amendment or modification to a related person transaction, must be reviewed and approved or ratified by the audit committee or by the disinterested members of the Board.

In connection with the review and approval or ratification of a related person transaction:
•management will disclose to the audit committee or disinterested directors, as applicable, information such as the name of the related person and the basis on which the person is a related person, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction, and other material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;
•management will advise the audit committee or disinterested directors, as applicable, as to other relevant considerations, such as, whether the related person transaction conflicts with the terms of our agreements governing our material outstanding indebtedness that limit or restrict our ability to enter into a related person transaction; and
•related person transactions will be disclosed in our applicable filings under the Securities Act or the Exchange Act, and related rules, and, to the extent required.
In addition, the related person transaction policy provides that the audit committee or disinterested directors, as applicable, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent” or “non-employee” director, as applicable, under the rules and regulations of the SEC and NYSE.

A “Related Person Transaction” is, subject to exceptions provided under Regulation S-K, a transaction, arrangement or relationship in which Owlet or its subsidiaries was, is or will be a participant and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:
•any person who is, or at any time during the applicable period was, one of our officers or one of our directors;
•any person who is known by Owlet to be the beneficial owner of more than five percent (5%) of its voting stock; and
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law, or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than five percent (5%) of its voting stock.

Certain Transactions
The following are certain transactions, arrangements and relationships with persons who are, or were during the period beginning January 1, 2021, our directors, executive officers or stockholders owning 5% or more of our outstanding common stock.

Registration Rights Agreement
In connection with the closing of the Merger, we and certain stockholders of Old Owlet and SBG entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to file a shelf registration statement with respect to the registrable securities under the Registration Rights Agreement within 15 business days of the closing of the Merger. Certain Old Owlet stockholders and SBG stockholders may each request to sell all or any portion of their registrable securities in an underwritten offering up to two times in any 12-month period, so long as the total offering price is reasonably expected to exceed $50.0 million. We also agreed to provide “piggyback” registration rights, subject to certain requirements and customary conditions. The Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.

Stockholders Agreement
In connection with the closing of the Merger, we and certain stockholders of Old Owlet entered into a Stockholders Agreement (the “Stockholders Agreement”), which provides for the following terms and other customary terms and conditions:

•Eclipse Nomination Rights. From the closing of the Merger and until such time as Eclipse beneficially owns less than 10% of the Common Stock: (i) Eclipse will be entitled to nominate one director for election upon sufficient written notice to Owlet; and (ii) if Eclipse makes a nomination, we shall include such director as a nominee for election as a director at the applicable Owlet stockholders meeting and recommend to the Owlet stockholders that such Eclipse director be elected as a director at such Owlet stockholder meeting.
•Chairperson. Lior Susan shall serve as Chairperson of the Board at closing of the Merger.
Sponsor Letter Agreement
Concurrently with the execution of the Merger Agreement, we, SBG, Sandbridge Acquisition Holdings LLC (the "Sponsor"), and certain legacy stockholders of SBG entered into a sponsor letter agreement (the “Sponsor Letter Agreement”), pursuant to which 2,807,500 Founder Shares are subject to the following time and performance-based vesting provisions: (i) 25% of the Founder Shares beneficially owned by the Sponsor as of the Closing shall vest at such time as a $12.50 stock price level is achieved and (ii) the remaining 25% of the Founder Shares beneficially owned by the Sponsor as of the Closing shall vest at such time as a $15.00 stock price level is achieved, in each case, on or before the fifth anniversary of the Closing. The “stock price level” will be considered achieved only (a) when the closing price of a share of Common Stock on the NYSE is greater than or equal to the applicable price for any 20 trading days within a 30 trading day period or (b) the price per share of Common Stock paid in a Sandbridge Sale (as defined in the Sponsor Letter Agreement) is greater than or equal to the applicable price. Founder Shares subject to vesting pursuant to the above terms that do not vest in accordance with such terms shall be forfeited.
With certain exceptions, the Sponsor agreed that it will not transfer any Founder Shares or Private Placement Warrants (as defined below) (or shares of Common Stock issued or issuable upon the exercise of Private Placement Warrants) until 18 months after the Closing (the “Lock-up Period”). The Sponsor Letter Agreement will terminate on the earlier of (a) the consummation of a Sandbridge Sale and (b) if earlier, the latest to occur of (i) the earlier of (x) the achievement of a $15.00 stock price level and (y) the fifth anniversary of the Closing and (ii) the expiration of the Lock-up Period.
Convertible Promissory Notes

In April 2019, Owlet issued Subordinated Convertible Promissory Note to certain investors, including $3.0 million in aggregate principal amount to Eclipse Continuity Fund I, L.P. and $1.1 million in aggregate principal amount to Trilogy Equity Partners, LLC. The convertible promissory notes accrued interest at a rate of 5.0% per annum and, as of the closing of the Merger, none of the principal or accrued interest had been repaid. All principal and accrued interest on the convertible promissory notes automatically converted into shares of our convertible preferred stock immediately prior to the consummation of the Merger and, in turn, converted into shares of our common stock as part of the Merger. See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

SBG Related Party Transactions

Founder Shares
On June 26, 2020, the Sponsor purchased 5,750,000 shares of SBG Class B common stock (the “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. In August 2020, the Sponsor transferred 40,000 founder shares to Mr. De Sole, 25,000 founder shares to Mr. Toubassy, SBG’s director nominees, and 30,000 founder shares to Mr. Hilfiger and in October 2020, transferred 40,000 founder shares to Mr. Goss, resulting in the Sponsor holding 5,615,000 founder shares, there being an aggregate of 5,750,000 founder shares outstanding. At the Closing, the founder shares automatically converted to 5,750,000 shares of Common Stock (of which 2,807,500 shares are subject to vesting under certain conditions). Immediately after the automatic conversion of the founder shares at the Closing, the Sponsor transferred 2,709,070 founder shares to Sandbridge Sponsor LLC, 1,452,965 founder shares to GCCU IX LLC and 1,452,965 founder shares to TOCU XXXIV LLC, each an affiliate of the Sponsor, as permitted under the Sponsor Letter Agreement.

Private Placement Warrants
The Sponsor purchased an aggregate of 6,600,000 private placement warrants (the "Private Placement Warrants") in connection with SBG’s initial public offering, at a price of $1.00 per warrant, generating gross proceeds, before expenses, of approximately $6,600. At the Closing, the Sponsor transferred 3,184,303 Private Placement Warrants to Sandbridge Sponsor LLC, 1,707,849 Private Placement Warrants to GCCU IX LLC and 1,707,848 Private Placement Warrants to TOCU XXXIV LLC, each an affiliate of the Sponsor, as permitted under the Sponsor Letter Agreement. Each private placement warrant entitles the holder to purchase one share of Common Stock at $11.50 per share. The Private Placement Warrants (including the Common Stock issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the Closing.
Related Party Note and Reimbursements
On July 3, 2020, the Sponsor issued an unsecured promissory note to SBG (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note was unsecured and payable on the earlier of March 31, 2021 and the consummation of SBG's initial public offering. The outstanding balance under the Promissory Note of $250,000 was repaid at the closing of the initial public offering on September 17, 2020.
SBG’s Sponsor, officers and directors, or any of its or their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities undertaken on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. SBG’s audit committee reviewed on a quarterly basis all payments that were made to the Sponsor, SBG’s officers and directors or any of its or their affiliates and determined which expenses and the amount of expenses that would be reimbursed. None of the Sponsor, SBG’s directors and officers or any of their respective affiliates have incurred any out-of-pocket expenses.
Administrative Services Agreement
SBG utilized executive offices located at 1999 Avenue of the Stars, Suite 2088, Los Angeles, CA 90067, which office space was leased by an affiliate of the Sponsor. Commencing upon consummation of its initial public offering, SBG reimbursed the affiliate of the Sponsor $10,000 per month for office space, utilities, and administrative and support services. Upon completion of the Merger, it ceased paying these monthly fees.
Related Party Loans
In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, an affiliate of the Sponsor, or SBG’s officers and directors could, but were not obligated to, loan SBG funds as may be required. Upon completion of the Merger, SBG repaid such loaned amounts.
Indemnification under the Certificate of Incorporation and Bylaws; Indemnification Agreements
Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the DGCL, subject to certain exceptions contained in the bylaws. In addition, the certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty.
We have also entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the indemnities with contractual rights to indemnification, and expense advancement and reimbursement, to the fullest extent permitted under the DGCL, subject to certain exceptions contained in those agreements.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for audit, audit-related, tax and other professional services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, billed to us for the fiscal years ended December 31, 2021 and December 31, 2020.

	Year Ended December 31,
	2021	2020
Audit Fees (1)	2,331,200	200,000
Audit-Related Fees	—	—
Tax Fees (2)	34,741	—
All Other Fees	900	—
Total Fees	2,366,841	200,000

(1)Audit fees consisted of fees for professional services provided in connection with the audit of Owlet’s annual consolidated financial statements, the performance of interim reviews of Owlet’s quarterly unaudited financial information, consents, and matters related to the Merger including required filings.
(2)Tax fees consisted primarily of the fees related to sales and use tax including nexus studies, registrations, and compliance.

Pre-Approval Policies and Procedures
The formal written charter for our audit committee requires that the audit committee pre-approve all audit services to be provided to us, whether provided by our principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by our independent registered public accounting firm, other than de minimis non-audit services approved in accordance with applicable SEC rules.
The audit committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by our independent registered public accounting firm may be pre-approved. The Pre-Approval Policy generally provides that the audit committee will not engage an independent registered public accounting firm to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the audit committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the audit committee or by a designated member of the audit committee to whom the committee has delegated the authority to grant pre-approvals. Any member of the audit committee to whom the committee delegates authority to make pre-approval decisions must report any such pre-approval decisions to the audit committee at its next scheduled meeting. If circumstances arise where it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories or above the pre-approved amounts, the audit committee requires pre-approval for such additional services or such additional amounts. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the audit committee will consider whether such services are consistent with the SEC’s rules on auditor independence.
On an annual basis, the audit committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by our independent registered accounting firm without first obtaining specific pre-approval from the audit committee. The audit committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.
The above-described services provided to us by PricewaterhouseCoopers LLC prior to the Closing were provided under engagements entered into prior to our adoption of the Pre-Approval Policy and, following the Closing, in accordance with the Pre-Approval Policy.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
Documents filed as part of this report
1)Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

2)Financial Statement Schedules

All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

3)Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1†	Merger Agreement, dated as of February 15, 2021, by and among the Registrant, Project Olympus Merger Sub, Inc. and Owlet Baby Care Inc.	8-K	001-39516	2.1	2/16/2021
3.1	Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	S-4	333-254888	3.3	3/31/2021
3.2	Amended and Restated Bylaws of Owlet, Inc.	S-4	333-254888	3.4	3/31/2021
4.1	Warrant Agreement, dated September 14, 2020, between Sandbridge Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39516	4.1	9/18/2020
4.2	Specimen Warrant Certificate.	S-1	333-24832	4.4	9/1/2020
4.3*	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.
10.1#	Default Waiver, Consent and Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 10, 2021, by and between Owlet Baby Care Inc. and Silicon Valley Bank.	S-4	333-254888	10.15(c)	3/31/2021
10.2#	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 14, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	S-4	333-254888	10.15(d)	5/28/2021
10.3#	Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 25, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	S-4	333-254888	10.15(e)	5/28/2021
10.4	Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of August 12, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	S-1	333-258506	10.16	8/19/2021
10.5	Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated as of September 20, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	10-Q	001-39516	10.2	11/15/2021
10.6	Eighth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of September 20, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	10-Q	001-39516	10.6	11/15/2021
10.7*	Ninth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of December 13, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.
10.8+	Owlet, Inc. 2021 Incentive Award Plan.	8-K	001-39516	10.5	7/21/2021
10.8(a)	Form of Owlet, Inc. 2021 Incentive Award Plan Stock Option Grant Notice.	S-8	333-259663	99.1(a)	9/20/2021

10.8(b)+	Form of Owlet, Inc. 2021 Incentive Award Plan Restricted Stock Unit Award Grant Notice.	S-8	333-259663	99.1(b)	9/20/2021
10.9+	Owlet, Inc. 2021 Employee Stock Purchase Plan.	8-K	001-39516	10.6	7/21/2021
10.10+	Owlet Baby Care Inc. 2014 Equity Incentive Plan.	8-K	001-39516	10.7	7/21/2021
10.10(a)+	Form of Owlet Baby Care Inc. Stock Option Grant Notice under the 2014 Equity Incentive Plan.	8-K	001-39516	10.7(a)	7/21/2021
10.10(b)+	Form of Restricted Stock Grant Agreement Award Notice under the 2014 Equity Incentive Plan.	S-4	333-254888	10.7(b)	3/31/2021
10.10(c)+	Form of Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Plan.	S-4	333-254888	10.7(c)	3/31/2021
10.11+	Form of Indemnification Agreement.	S-4	333-254888	10.16	5/28/2021
10.12+	Amended and Restated Offer of Employment Letter, dated as of March 30, 2021, by and between Owlet, Inc. and Michael Abbott.	S-4	333-254888	10.8	3/31/2021
10.13+	Amended and Restated Offer of Employment Letter, dated as of March 29, 2021, by and between Owlet, Inc. and Kurt Workman.	S-4	333-254888	10.9	3/31/2021
10.14+	Offer of Employment Letter, dated as of March 3, 2021, by and between Owlet, Inc. and Kate Scolnick.	S-4	333-254888	10.10	3/31/2021
10.15††	Amended and Restated Registration Rights Agreement, by and among Owlet, Inc. and the holders party thereto.	8-K	001-39516	10.2	7/21/2021
10.16	Form of Subscription Agreement.	8-K	001-39516	10.1	2/16/2021
10.17	Sponsor Letter Agreement, dated as of February 15, 2021, by and among Sandbridge Acquisition Holdings, LLC, certain initial stockholders of Sandbridge and Owlet, Inc.	8-K	001-39516	10.2	2/16/2021
10.18	Stockholders Agreement, dated as of July 15, 2021, by and among Owlet, Inc., Eclipse Ventures Fund I, L.P. and Eclipse Continuity Fund I, L.P.	8-K	001-39516	10.8	7/21/2021
21.1*	List of Subsidiaries of Owlet, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith
**Furnished herewith.
+Indicates management contract or compensatory plan
†The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.
††Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
#Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owlet, Inc.

Date: March 25, 2022	By:	/s/ Kurt Workman
Kurt Workman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kurt Workman	Chief Executive Officer and Director	March 25, 2022
Kurt Workman	(Principal Executive Officer)

/s/ Lior Susan	Chairman of the Board	March 25, 2022
Lior Susan

/s/ Michael Abbott	President and Director	March 25, 2022
Michael Abbott

/s/ Kate Scolnick	Chief Financial Officer	March 25, 2022
Kate Scolnick	(Principal Financial Officer)

/s/ Nathaniel Yoo	Senior Vice-President and Chief Accounting Officer	March 25, 2022
Nathaniel Yoo	(Principal Accounting Officer)

/s/ Zane Burke	Director	March 25, 2022
Zane Burke

/s/ Laura J. Durr	Director	March 25, 2022
Laura J. Durr

/s/ John Kim	Director	March 25, 2022
John Kim

/s/ Amy McCullough	Director	March 25, 2022
Amy McCullough

/s/ Ken Suslow	Director	March 25, 2022
Ken Suslow