Form 10-Q
period 2022-03-31
Owlet, Inc.
filed 2022-05-13
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-39516
_____________________________________________
Owlet, Inc.
(Exact Name of Registrant as Specified in its Charter)
_____________________________________________

Delaware	85-1615012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3300 N. Ashton Blvd., Ste. 300 Lehi, UT	84043
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (844) 334-5330
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	OWLT	New York Stock Exchange
Warrants to purchase common stock	OWLT WS	New York Stock Exchange
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

As of May 10, 2022, the registrant had 113,478,021 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Generally, forward-looking statements include the words “may,” “believes,” “plans,” “expects,” “anticipates,” “intends,” “estimate,” “goal,” “potential,” “upcoming,” “outlook,” “guidance,” or the negation thereof, or similar expressions. In addition, all statements (including any underlying assumptions) that address projected or future operating, financial or business performance, strategies or initiatives, future efficiencies or savings, anticipated costs or charges, future capitalization, anticipated impacts of recent or pending investments or transactions, and statements expressing general views about our future results, performance, operations or business are forward-looking statements within the meaning of the Reform Act. Forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors. For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements. Such factors include, but are not limited to, the following:

•the impact of the Warning Letter (defined below), dated October 1, 2021 and corrected in an amendment dated October 5, 2021, from the U.S. Food and Drug Administration, the subsequent suspension of distribution of the Owlet Smart Sock in the U.S. and our ability to obtain marketing authorization for the Owlet Smart Sock or initiate distribution of the Owlet Dream Sock;
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
All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Moreover, we operate in an evolving environment. In addition to the factors described above, new risk factors and uncertainties may emerge from time to time, and it is impossible for us to predict such events or how they may affect us.

Except as required by federal securities laws, we assume no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, although we may do so from time to time. We do not endorse any projections regarding future performance that may be made by third parties.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Owlet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

Assets	March 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$68,737	$95,054
Accounts receivable, net of allowance for doubtful accounts of $425 and $403, respectively	16,636	10,468
Inventory	24,713	17,980
Prepaid expenses and other current assets	6,652	12,313
Total current assets	116,738	135,815
Property and equipment, net	1,738	1,870
Right of use assets, net	2,727	—
Intangible assets, net	2,098	1,696
Other assets	815	666
Total assets	$124,116	$140,047
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,521	$27,765
Accrued and other expenses	35,156	31,730
Current portion of deferred revenues	1,128	1,061
Line of credit	4,644	—
Current portion of long-term debt	7,120	8,534
Total current liabilities	71,569	69,090
Long-term debt, net	6,493	7,993
Noncurrent lease liabilities	2,103	—
Common stock warrant liability	13,937	7,061
Other long-term liabilities	197	712
Total liabilities	94,299	84,856
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 113,406,474 and 112,996,568 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	11	11
Additional paid-in capital	201,986	198,602
Accumulated deficit	(172,180)	(143,422)
Total stockholders’ equity	29,817	55,191
Total liabilities and stockholders’ equity	$124,116	$140,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	For the three months ended March 31,
	2022	2021
Revenues	$21,538	$21,911
Cost of revenues	12,782	9,228
Gross profit	8,756	12,683
Operating expenses:
General and administrative	10,276	5,981
Sales and marketing	11,631	6,118
Research and development	8,545	3,432
Total operating expenses	30,452	15,531
Operating loss	(21,696)	(2,848)
Other income (expense):
Interest expense, net	(226)	(417)
Preferred stock warrant liability adjustment	—	(4,608)
Common stock warrant liability adjustment	(6,876)	—
Other income (expense), net	47	21
Total other income (expense), net	(7,055)	(5,004)
Loss before income tax provision	(28,751)	(7,852)
Income tax provision	(7)	(5)
Net loss and comprehensive loss	$(28,758)	$(7,857)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.35)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	110,384,313	22,233,820
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)
(unaudited)

	Preferred Stock Series A (1)		Preferred Stock Series A-1 (1)		Preferred Stock Series B (1)		Preferred Stock Series B-1 (1)		Common Stock (1)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2020	26,157,622	$9,569	20,238,201	$14,083	12,366,306	$18,854	3,047,183	$4,682	22,118,619	$2	$3,707	$(71,718)	$(68,009)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	367,432	—	244	—	244
Share-based compensation	—	—	—	—	—	—	—	—	—	—	828		828
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,857)	(7,857)
Balance as of March 31, 2021	26,157,622	$9,569	20,238,201	$14,083	12,366,306	$18,854	3,047,183	$4,682	22,486,051	$2	$4,779	$(79,575)	$(74,794)

Balance as of December 31, 2021	—	$—	—	$—	—	$—	—	$—	112,996,568	$11	$198,602	$(143,422)	$55,191
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	88,808	—	48	—	48
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	—	—	321,098	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	3,336	—	3,336
Net loss	—	—	—	—	—	—	—	—	—	—	—	(28,758)	(28,758)
Balance as of March 31, 2022	—	$—	—	$—	—	$—	—	$—	113,406,474	$11	$201,986	$(172,180)	$29,817
(1) The shares of the Company’s common and redeemable convertible preferred stock, prior to the merger with Sandbridge Acquisition Corporation on July 15, 2021 have been retrospectively adjusted as shares reflecting the exchange ratio of approximately 2.053 established in the Merger.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(28,758)	$(7,857)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	348	249
Share-based compensation	3,318	828
Preferred stock warrant liability adjustment	—	4,608
Common stock warrant liability adjustment	6,876	—
Other adjustments, net	358	208
Changes in assets and liabilities:
Accounts receivable	(6,191)	(2,433)
Prepaid expenses and other assets	5,512	(2,912)
Inventory	(6,733)	(2,675)
Accounts payable and accrued and other expenses	(1,830)	3,022
Other, net	(296)	(14)
Net cash used in operating activities	(27,396)	(6,976)
Cash flows from investing activities
Purchase of property and equipment	(234)	(19)
Purchase of intangible assets	(466)	(8)
Net cash used in investing activities	(700)	(27)
Cash flows from financing activities
Proceeds from short-term borrowings	16,744	4,332
Payments of short-term borrowings	(13,514)	(1,771)
Payments of long-term borrowings	(1,500)	—
Other, net	49	244
Net cash provided by financing activities	1,779	2,805
Net change in cash and cash equivalents	(26,317)	(4,198)
Cash and cash equivalents at beginning of period	95,054	17,009
Cash and cash equivalents at end of period	$68,737	$12,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
Note 1. Basis of Presentation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. All dollar amounts, except per share amounts, in the notes are presented in thousands, unless otherwise specified.

As a result of the merger completed with Sandbridge Acquisition Corporation on July 15, 2021 (the "Merger"), prior period share and per share amounts presented in the accompanying consolidated financial statements and these related notes have been retrospectively adjusted. See Part II, Item 8 "Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements - Merger" in the 2021 Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "Form 10-K") for more information.

The Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) on January 1, 2022 using the modified retrospective transition method. Prior periods were not retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods, as further discussed in Note 3.

Certain prior year amounts have been reclassified to conform to the current period presentation.

Food and Drug Administration Letter

On October 1, 2021, the Company received a Warning Letter, later corrected in an amendment to the letter dated October 5, 2021 (the “Warning Letter”), from the U.S. Food and Drug Administration (the “FDA”) regarding the Owlet Smart Sock. During the fourth quarter of 2021, the Company agreed with certain customers and retailers to accept returns of the Owlet Smart Sock and Owlet Monitor Duo.

A refund liability of $18,210 and $20,145 has been accrued as of March 31, 2022 and December 31, 2021, respectively, in accrued and other expenses and represents the amount due to customers. As of March 31, 2022, the Company has recorded $6,172 within inventory for returned inventory received and a $2,047 asset within prepaid expenses and other current assets for inventory expected to be returned but not yet received.

Risks and Uncertainties

Since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. The Company has an accumulated deficit as of March 31, 2022 of $172,180 and expects to incur additional losses from operations in the future. On July 15, 2021, the Company completed the Merger and received $133,889 in combined net proceeds from the Merger and the private investment in the Company's equity (the "PIPE"). Therefore, as of the date on which these consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months. However, we are still in the growth stage of our business and expect to continue to make substantial investments in our business, including in the expansion of our product portfolio and in our research and development, sales and marketing teams, in addition to incurring additional costs as a result of being a public company. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, if at all, or that we will generate sufficient future revenues.

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of March 31, 2022, all of the Company's cash was held with Silicon Valley Bank and exceeded federally insured limits. To date, the Company has not experienced a loss or lack of access to its invested cash; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Note 2. Certain Balance Sheet Accounts

Inventory

Substantially all of the Company's inventory consisted of finished goods as of March 31, 2022 and December 31, 2021.

Property and Equipment, net

Property and equipment consisted of the following as of:

	March 31, 2022	December 31, 2021
Tooling and manufacturing equipment	$2,481	$2,333
Furniture and fixtures	579	579
Computer equipment	654	625
Software	213	213
Leasehold improvements	26	26
Total property and equipment	3,953	3,776
Less accumulated depreciation and amortization	(2,215)	(1,906)
Property and equipment, net	$1,738	$1,870

Depreciation and amortization expense on property and equipment was $309 and $214 for the three months ended March 31, 2022 and March 31, 2021, respectively. For the three months ended March 31, 2022 and March 31, 2021, the Company allocated $190 and $150, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment and software to cost of revenues.

Intangible Assets Subject to Amortization

Intangible assets were $2,098, net of accumulated amortization of $368 as of March 31, 2022 and $1,696, net of accumulated amortization of $329, as of December 31, 2021.

Capitalized software development costs were $1,541 and $1,101 as of March 31, 2022 and December 31, 2021, respectively. The Company's internally developed software capitalized within intangible assets on the balance sheet is still in development and not ready for general release. As such, the Company has not recognized any amortization for the three months ended March 31, 2022.

The Company did not recognize any impairment charges for intangible assets during the three months ended March 31, 2022 or 2021.

Accrued and Other Expenses

Accrued and other expenses, among other things, included accrued sales returns of $20,668 and $21,179 as of March 31, 2022 and December 31, 2021, respectively. As described in Note 1, $18,210 and $20,145 of the accrued sales returns as of March 31, 2022 and December 31, 2021, respectively, was attributable to returns resulting from the Warning Letter.

Changes in accrued warranty were as follows:

	For the Three Months Ended March 31,
	2022	2021
Accrued warranty, beginning of period	$661	$924
Provision for warranties issued during the period	200	242
Settlements of warranty claims during the period	(136)	(244)
Accrued warranty, end of period	$725	$922

Stockholders' Equity

The Company is authorized to issue up to 100,000,000 shares of $0.0001 par value preferred stock, of which none is currently outstanding.
Note 3. Leases

The new lease standard was adopted on January 1, 2022 using the modified retrospective transition method. Prior periods were not retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under the transition guidance and did not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company also elected the practical expedients to exclude right-of-use ("ROU") assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet, and to combine lease and non-lease components for property leases, which primarily relate to ancillary expenses such as common area maintenance charges and management fees.

Leases are determined at inception by assessing whether the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Owlet's leases consist of leases for corporate offices and office equipment, and have remaining lease terms of 2 to 5 years, with options for renewal. Renewal and termination options have not been included in the lease terms, as it is not reasonably certain that such options will be exercised. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases typically contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. Certain leases require the Company to pay taxes, insurance, maintenance and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the ROU assets and lease liabilities to the extent they are variable in nature. These variable lease costs are recognized as a variable lease expense when incurred.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Owlet uses its incremental borrowing rate, based on the information available at the lease commencement date, to determine the present value of lease payments. Upon adoption, Owlet recorded lease assets and lease liabilities of approximately $3,003 and $3,764, respectively, which did not have a net impact on the condensed consolidated statement of cash flows for the three months ended March 31, 2022. The lease assets were adjusted for deferred rent, lease incentives, and prepaid rent, which were recorded as a decrease to accrued and other expenses and other long-term liabilities for the amounts of $234 and $527, respectively. There were no finance leases as of adoption or during the quarter.

Income from subleased properties is recognized on a straight-line basis and presented as a reduction of costs, allocated among operating expense line items in the Company’s Consolidated Statements of Operations and Comprehensive Loss. In addition to sublease rent, variable non-lease costs such as common area maintenance and utilities are charged to subtenants over the duration of the lease for their proportionate share of these costs. These variable non-lease income receipts are recognized in operating expenses as a reduction to costs incurred by the Company in relation to the head lease.

The impact of the new lease standard on the March 31, 2022 consolidated balance sheet was as follows:

March 31, 2022
Right of use assets, net	$2,727

Accrued and other expenses	$1,336
Noncurrent lease liabilities	2,103
Total lease liabilities, net	$3,439

Weighted average remaining lease term	2.3 years

Weighted average discount rate	6.5%

Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the three months ended March 31, 2022 were $346, which included approximately $11 related to short-term and variable lease costs.

Supplemental cash flow information related to leases was as follows:

March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$385

The following table shows the future maturities of lease liabilities for leases in effect as of March 31, 2022:

Years Ending December 31,	Lease Liabilities
2022 (excluding the three months ended March 31, 2022)	$1,156
2023	1,587
2024	953
Total lease payments	3,696
Less: imputed interest	(257)
Total	$3,439

As of March 31, 2022, the Company had four sublease arrangements which are noncancellable and have remaining lease terms of 0.5 to 2.5 years. These subleases do not contain any options to renew or terminate the sublease agreement. The following table shows the expected future sublease receipts as of March 31, 2022:

Years Ending December 31,	Sublease Receipts
2022 (excluding the three months ended March 31, 2022)	$947
2023	1,178
2024	679
Total expected sublease receipts	$2,804

The Company received sublease income of $113 and $17 for the three months ended March 31, 2022 and March 31, 2021, respectively.

As previously disclosed in our 2021 Annual Report on Form 10-K and under the previous lease standard (Topic ASC 840), future minimum lease payments under non-cancelable operating leases at December 31, 2021 were as follows:

Years Ending December 31,	Amount
2022	$1,541
2023	1,587
2024	953
Total	$4,081

Rental expense under operating leases was approximately $371 for the three months ended March 31, 2021.
Note 4. Deferred Revenues

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

Changes in the total deferred revenues balance were as follows:

	For the Three Months Ended March 31,
	2022	2021
Beginning balance	$1,235	$1,802
Deferral of revenues	744	818
Recognition of deferred revenues	(667)	(895)
Ending balance	$1,312	$1,725

The Company recognized $550 and $732 of revenue during the three months ended March 31, 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

Note 5. Long-Term Debt and Other Financing Arrangements

The following is a summary of the Company’s long-term indebtedness as of:

	March 31, 2022	December 31, 2021
Term note payable to SVB, maturing on April 1, 2024	$12,500	$14,000
Financed insurance premium	1,120	2,534
Total debt	13,620	16,534
Less: current portion	(7,120)	(8,534)
Less: debt discount and debt issuance costs	(7)	(7)
Total long-term debt, net	$6,493	$7,993

Term Note

The Company has an amended and restated loan and security agreement (the "A&R LSA") with Silicon Valley Bank (‘‘SVB’’) which was entered into on April 22, 2020, and which replaced the loan and security agreement previously in place (the ‘‘Original LSA’’). These agreements provided the Company with both a line of credit (the ‘‘SVB Revolver’’) and a term loan (the ‘‘Term Note’’).

On January 31, 2022, the Company further amended the A&R LSA, which modified the SVB Revolver annual interest rate, decreased the advance rate for borrowing base assets, and increased the cash and cash availability streamline threshold. The amendment also modified the Term Note annual interest rates, replaced the existing EBITDA covenant for 2022 and beyond with a net revenue covenant, and increased the minimum cash and cash availability threshold from $5,000 to $30,000.

As of March 31, 2022, the Term Note had an aggregate principal balance of $12,500 as of March 31, 2022, bore interest at a rate equal to the greater of the bank's prime rate plus 2.50%, or 5.75%, and required 30 consecutive equal monthly payments of principal and matures on April 1, 2024.

Prior to January 31, 2022, the Term Note bore interest at a rate equal to the greater of the bank's prime rate plus 3.50%, or 6.50%.

The Company's borrowings under the A&R LSA are secured by substantially all of its current and future assets.

Future Aggregate Maturities

As of March 31, 2022, future aggregate maturities of the Term Note and Financed Insurance Premium payables were as follows:

Years Ending December 31,	Amount
2022 (excluding the three months ended March 31, 2022)	$5,620
2023	6,000
2024	2,000
Total	$13,620

Financed Insurance Premium

During the year ended December 31, 2021, the Company renewed its corporate liability policies and entered into several new short-term commercial premium finance agreements with AFCO Credit Corporation totaling $4,699 to be paid in ten equal monthly payments, all of which accrue interest at a rate of 3.59%. As of March 31, 2022, the remaining principal balance on the financed insurance premium was $1,120.

Line of Credit

As of March 31, 2022, our borrowing capacity under the SVB Revolver was $17,500 and bore interest at an annual rate equal to (i) the greater of the bank’s prime rate plus 0.75%, or 5.00% when a streamline period is in effect and (ii) the greater of the bank’s prime rate plus 1.25%, or 5.00% at all other times. The SVB Revolver is an asset based lending facility subject to borrowing base availability which is limited by specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be impacted based upon the period's eligible accounts receivable and eligible inventory, and may be significantly lower than borrowing base capacity.

Prior to January 31, 2022, the SVB Revolver bore interest at an annual rate equal to (i) the greater of the bank’s prime rate plus 0.75%, or 5.50% when a streamline period is in effect and (ii) the greater of the bank’s prime rate plus 1.25%, or 6.00% at all other times.

Each streamline period commences the first day of the month following a written report of our liquidity and ends the first day after we fail to maintain a required cash and cash availability streamline threshold, provided no event of default has occurred and is continuing. If an event of default has occurred and is continuing, SVB may maintain our streamline status at its discretion. The required cash and cash availability streamline threshold was $50,000 as of March 31, 2022, and we were within a streamline period. The actual interest rate on the SVB Revolver was 5.50% as of March 31, 2022. The SVB Revolver is subject to renewal and is scheduled to mature on April 22, 2024. As of March 31, 2022, there was $4,644 of outstanding borrowings under the SVB Revolver.

As of March 31, 2022, the Company was in compliance with all applicable covenants.

Note 6. Commitments and Contingencies

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

Note 7. Share-based Compensation

The company has various stock compensation plans, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data - Note 9 to the Consolidated Financial Statements - Share-based Compensation" in the 2021 Annual Report on Form 10-K. Under the 2021 Incentive Award Plan, the Company has the ability to grant options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, dividend equivalents, or other stock or cash-based awards to employees, directors, or consultants.

During the three months ended March 31, 2022, the Company granted 1,842,105 performance restricted stock units ("PRSU"), which represents the number of shares that may be issued should all performance measures be met. The PRSU awards function in the same manner as restricted stock units except that vesting terms are based on achievement of performance measures, such as the achievement of net revenue targets and obtaining certain FDA regulatory approval. PRSUs are recognized as expense following a graded vesting schedule with their performance re-assessed and updated on a quarterly basis, or more frequently as changes in facts and circumstances warrant.

On January 1, 2022, the Company began offering an Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees to contribute a portion of their eligible earnings toward the semi-annual purchase of our shares of common stock at a discounted price, subject to an annual maximum dollar amount. Employees can purchase stock at a 15% discount applied to the lower closing stock price on the first or last day of the six-month purchase period.

Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Options, RSU, and PRSU awards generally vest over a period of four years.

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
General and administrative	$1,544	$398
Sales and marketing	740	194
Research and development	1,034	236
Total stock-based compensation	$3,318	$828

During the three months ended March 31, 2022, the Company capitalized $18 of share-based compensation attributable to internally developed software.

As of March 31, 2022, the Company had $6,457 of unrecognized stock-based compensation costs related to non-vested options that will be recognized over a weighted-average period of 2.62 years, $18,976 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted-average period of 3.44 years, and $4,262 of unrecognized stock-based compensation costs related to unvested PRSUs that will be recognized over a weighted-average period of 2.28 years.

Note 8.  Fair Value Measurements

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2022
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$68,726	$—	$—	$68,726
Total assets	$68,726	$—	$—	$68,726
Liabilities:
Common Stock warrant liability - Public Warrants	$8,855	$—	$—	$8,855
Common Stock warrant liability - Private Placement Warrants	—	5,082	—	5,082
Total liabilities	$8,855	$5,082	$—	$13,937

	December 31, 2021
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$94,973	$—	$—	$94,973
Total assets	$94,973	$—	$—	$94,973
Liabilities:
Common Stock warrant liability - Public Warrants	$4,486		$—	$4,486
Common Stock warrant liability - Private Placement Warrants		$2,575		$2,575
Total liabilities	$4,486	$2,575	$—	$7,061

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The common stock warrant liability for the Public Warrants as of March 31, 2022 is also included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Private Placement Warrants are included within Level 2 of the fair value hierarchy as the Company determined that the Private Placement Warrants are economically equivalent to the Public Warrants and estimated the fair value of the Private Placement Warrants based on the quoted market price of the Public Warrants.

The Company has previously presented the fair value measurement of the preferred stock warrant liability as a Level 3 measurement, relying on unobservable inputs reflecting the Company’s own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

The preferred stock warrants were settled immediately prior to the Merger. The Company re-measured the preferred stock warrant liability to its estimated fair value as of March 31, 2021, using the Black-Scholes option pricing model with the following assumptions:

March 31, 2021
Series A preferred stock value per share	$18.23
Exercise price of warrants	$0.76
Term in years	5.5
Risk-free interest rate	1.04%
Volatility	67.00%
Dividend yield	0.00%

The following table presents a reconciliation of the Company’s preferred stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2021:

Preferred Stock Warrant Liability
Balance as of December 31, 2020	$2,993
Change in fair value included in other income	4,608
Balance as of March 31, 2021	$7,601

There were no transfers between Level 1 and Level 2 in the periods reported. There were no transfers into or out of Level 3 in the period reported.

Note 9.  Income Taxes

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

The provision for income taxes was $7 and $5, for the three months ended March 31, 2022 and March 31, 2021, respectively.

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

Note 10.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders (1)	$(28,758)	$(7,857)
Denominator:
Weighted-average common shares used in computed net loss per share attributable to common stockholders basic and diluted	110,384,313	22,233,820
Net loss per share attributable to common stockholders basic and diluted	$(0.26)	$(0.35)

(1) For the three months ended March 31, 2021, the Company did not allocate its net loss to participating redeemable convertible preferred stock as those shares are not obligated to share in the losses of the Company. As of March 31, 2022, the Company no longer has participating redeemable convertible preferred stock.

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share due to their anti-dilutive effect:

As of March 31,
2022
Stock options	9,866,965
RSUs	6,557,326
PRSUs	1,842,105
ESPP shares committed	234,133
Common stock warrants	18,100,000
Total	36,600,529

The Company’s 2,807,500 unvested earnout shares were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of March 31, 2022.

As of March 31,
2021
Stock options	11,186,265
Common stock warrants	942,623
Convertible notes	4,573,466
Preferred stock	61,809,312
Preferred stock warrants	889,765
Total (1)	79,401,431

(1) Securities shown as of March 31, 2021 have been retrospectively adjusted reflecting the exchange ratio of approximately 2.053 established in the Merger. See Part II, Item 8 "Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements - Merger" in the 2021 Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "Form 10-K") for more information.

Note 11.  Segments

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

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$18,712	$20,534
International	2,826	1,377
Total revenues	$21,538	$21,911

Other than the United States, no individual country exceeded 10% of total revenues for either of the three months ended March 31, 2022 and March 31, 2021.

The Company’s property and equipment, net, by geographic area are summarized as follows as of (in thousands):

	March 31, 2022	December 31, 2021
United States	$610	$705
International	1,128	1,165
Total property and equipment, net	$1,738	$1,870

Note 12. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets obtained in exchange for lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted the new guidance as of January 1, 2022. See Note 3 for the impact of adoption on these condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as the elimination of exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments, and tax basis step-up in goodwill obtained in a transaction that is not a business combination. The guidance will be effective for annual reporting periods beginning after December 15, 2021. The Company adopted ASU 2019-12 in the first quarter of 2022. The adoption of this standard does not currently have a material impact on the Company's consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by removing major separation models required under current guidance. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim periods. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of this standard does not currently have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report and in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”). Certain statements we make under this Item 2 constitute “forward-looking statements” under the Reform Act. See “Cautionary Note Regarding Forward-Looking Statements” before Part I of this Report. You should consider our forward-looking statements in light of the risks discussed under “Item 1A. Risk Factors” in Part II of this Report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this Report, the Form 10–K and our other filings with the SEC.
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

We have experienced relatively minor operational impacts on our inventory availability and delivery capacity since the outbreak, neither of which has materially impacted our ability to service our customers. We continue to work with our existing manufacturing, logistics and other supply chain partners to build key processes to ensure that our ability to service our customers is not significantly disrupted. Ongoing actions to bolster key aspects of the supply chain to support our continued growth include geographically diversifying manufacturing operations to ensure adequate manufacturing capacity and to shorten transit times, implementing alternative order fulfillment options to reduce warehousing costs, developing contingency plans for unexpected third-party manufacturing disruptions, and increasing headcount dedicated to managing and optimizing supply chain processes. We have experienced cost inflation resulting from the increased demand for raw materials and distribution services associated with the impact of COVID-19.

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

Operating Expenses

General and Administrative. General and administrative expenses consist primarily of salaries, benefits, share-based compensation, and bonuses for finance and accounting, legal, human resources and administrative executives and employees; third-party legal, accounting, and other professional services; corporate travel and entertainment; depreciation and amortization of property and equipment; and facilities rent.

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

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, benefits, share-based compensation, commissions, and bonuses for sales and marketing employees and contractors; third-party marketing expenses such as social media and search engine marketing; email marketing and print marketing.

We expect sales and marketing expense to continue to increase in future periods as we drive sales growth through new and existing marketing initiatives and expand into additional international markets.

Research and Development. Research and development expenses consist primarily of salaries, benefits, share-based compensation, and bonuses for employees and contractors engaged in the design, development, maintenance and testing of our products and platforms.

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

Other Income (Expense), Net. Other income (expense), net includes our net gain (loss) on foreign exchange transactions.

Income Tax Provision.

Income tax provision consists primarily of U.S. federal and state income taxes related to the tax jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our results of operations for the periods indicated in millions (note that amounts within this Item 2 shown in millions may not sum due to rounding):

	For the three months ended March 31,
	2022	2021
Revenues	$21.5	$21.9
Cost of revenues	12.8	9.2
Gross profit	8.8	12.7
Operating expenses:
General and administrative	10.3	6.0
Sales and marketing	11.6	6.1
Research and development	8.5	3.4
Total operating expenses	30.5	15.5
Operating loss	(21.7)	(2.8)
Other income (expense):
Interest expense, net	(0.2)	(0.4)
Preferred stock warrant liability adjustment	—	(4.6)
Common stock warrant liability adjustment	(6.9)	—
Other income (expense), net	—	—
Total other income (expense), net	(7.1)	(5.0)
Loss before income tax provision	(28.8)	(7.9)
Income tax provision	0.0	0.0
Net loss and comprehensive loss	$(28.8)	$(7.9)

Revenues

	For the three months ended March 31,		Change
(dollars in millions)	2022	2021	$	%
Revenues	$21.5	$21.9	$(0.4)	(1.7%)

Revenues decreased by $0.4 million, or 1.7%, from $21.9 million for the three months ended March 31, 2021 to $21.5 million for the three months ended March 31, 2022. Revenues for the first quarter of 2022 include the initial launch and sell-in of the Dream product line domestically. The decrease in revenues year over year was primarily due to higher provisions for returns of approximately $2 million, primarily due to higher estimated return rates due to a new product launch. Higher initial return rates at product launch improved throughout the first quarter of 2022. This decrease in revenues was substantially offset by increased revenues in international markets.

Cost of Revenues and Gross Profit

	For the three months ended March 31,		Change
(dollars in millions)	2022	2021	$	%
Cost of revenues	$12.8	$9.2	$3.6	38.5%
Gross profit	$8.8	$12.7	$(3.9)	(31.0%)
Gross margin	40.7%	57.9%

Cost of revenues increased by $3.6 million, or 38.5%, from $9.2 million for the three months ended March 31, 2021 to $12.8 million for the three months ended March 31, 2022. The increase was primarily due to cost inflation, including increased material and transportation costs and inventory rework costs for inventory returned as a result of the FDA Warning Letter. Gross margin decreased from 57.9% for the three months ended March 31, 2021 to 40.7% for the three months ended March 31, 2022 primarily due to cost inflation, higher provisions for returns, and inventory re-work costs for returned inventory associated with the FDA warning letter.

General and Administrative

	For the three months ended March 31,		Change
(dollars in millions)	2022	2021	$	%
General and administrative	$10.3	$6.0	$4.3	71.8%

General and administrative expense increased by $4.3 million, or 71.8%, from $6.0 million for the three months ended March 31, 2021 to $10.3 million for the three months ended March 31, 2022. The increase was driven primarily by increased compensation expense, including share-based compensation, from additional general and administrative headcount. Additionally, the Company incurred incremental ongoing costs of being a public company, including the increased cost of insurance.

Sales and Marketing

	For the three months ended March 31,		Change
(dollars in millions)	2022	2021	$	%
Sales and marketing	$11.6	$6.1	$5.5	90.1%

Sales and marketing expense increased by $5.5 million, or 90.1%, from $6.1 million for the three months ended March 31, 2021 to $11.6 million for the three months ended March 31, 2022. The increase was primarily driven by an increase in compensation expense, including share-based compensation, from additional sales and marketing headcount, increases in digital advertising, and retail channel marketing spend.

Research and Development

	For the three months ended March 31,		Change
(dollars in millions)	2022	2021	$	%
Research and development	$8.5	$3.4	$5.1	149.0%

Research and development expense increased by $5.1 million, or 149.0%, from $3.4 million for the three months ended March 31, 2021 to $8.5 million for the three months ended March 31, 2022. These increases were primarily driven by an increase in compensation expense, including share-based compensation, from additional research and development headcount and an increase in consulting expenses.

Other Income (Expense)

	For the three months ended March 31,		Change
(dollars in millions)	2022	2021	$	%
Interest expense, net	$(0.2)	$(0.4)	$0.2	(45.8%)
Preferred stock warrant liability adjustment	$—	$(4.6)	$4.6	(100.0%)
Common stock warrant liability adjustment	$(6.9)	$—	$(6.9)	NM
Other income, net	$—	$—	$—	NM

NM - Not meaningful

For the three months ended March 31, 2022, we recognized a gain of $6.9 million for the mark to market adjustment for common stock warrants resulting from the increase in the fair value of the common stock warrants.

Liquidity and Capital Resources

Owlet's operations have been funded primarily with proceeds from the Merger and PIPE investment, borrowings under our loan facilities, and sales of our products and services. As of March 31, 2022, we had cash and cash equivalents of $68.7 million.

Funding Requirements

Since inception, we have generated recurring losses which have resulted in an accumulated deficit of $172.2 million as of March 31, 2022 and we expect to incur additional losses in the future. As of the date on which these consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months. However, we are still in the growth stage of our business and expect to continue to make substantial investments in our business, including in the expansion of our product portfolio and in our research and development, sales and marketing teams, in addition to incurring additional costs as a result of being a public company. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, if at all, or that we will generate sufficient future revenues. Failure to secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, financial condition, and ability to achieve our intended business objectives.

FDA Warning Letter Returns

A refund liability of $18.2 million has been accrued as of March 31, 2022 in accrued and other expenses and represents amounts due to customers. As of March 31, 2022, the Company has recorded $6.2 million within inventory for returned inventory received and a $2.0 million asset within prepaid expenses and other current assets for inventory expected to be returned but not yet received.

Loan and Security Agreement with Silicon Valley Bank

The Company has an amended and restated loan and security agreement (the "A&R LSA") with Silicon Valley Bank (‘‘SVB’’) which we entered into on April 22, 2020, and which replaced the loan and security agreement previously in place (the ‘‘Original LSA’’). These agreements provided us with both a line of credit (the ‘‘SVB Revolver’’) and a term loan (the ‘‘Term Note’’).

On January 31, 2022, the Company further amended the A&R LSA, which modified the SVB Revolver annual interest rate, decreased the advance rate for borrowing base assets, and increased the cash and cash availability streamline threshold. The amendment also modified the Term Note annual interest rates, replaced the existing EBITDA covenant for 2022 and beyond with a net revenue covenant, and increased the minimum cash and cash availability threshold from $5.0 million to $30.0 million.

Our borrowing capacity under the SVB Revolver was $17.5 million as of March 31, 2022. The SVB Revolver is an asset based lending facility subject to borrowing base availability which is limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be significantly impacted based upon the period's eligible accounts receivable and eligible inventory, and may be lower than borrowing base capacity.

As of March 31, 2022, the SVB Revolver bore interest at an annual rate equal to (i) the greater of the bank’s prime rate plus 0.75%, or 5.00% when a streamline period is in effect and (ii) the greater of the bank’s prime rate plus 1.25%, or 5.00% at all other times.

Prior to January 31, 2022, the SVB Revolver bore interest at an annual rate equal to (i) the greater of the bank’s prime rate plus 0.75%, or 5.50% when a streamline period is in effect and (ii) the greater of the bank’s prime rate plus 1.25%, or 6.00% at all other times.

Each streamline period commences the first day of the month following a written report of our liquidity and ends the first day after we fail to maintain a required cash and cash availability streamline threshold, provided no event of default has occurred and is continuing. If an event of default has occurred and is continuing, SVB may maintain our streamline status at its discretion. The required cash and cash availability streamline threshold was $50.0 million as of March 31, 2022, and we were within a streamline period. The actual interest rate on the SVB Revolver was 5.50% as of March 31, 2022. The SVB Revolver is subject to renewal and is scheduled to mature on April 22, 2024. As of March 31, 2022, there was $4.6 million of outstanding borrowings under the SVB Revolver.

Our Term Note had an aggregate principal balance of $12.5 million as of March 31, 2022. As of March 31, 2022, the Term Note bore interest at a rate equal to the greater of the bank's prime rate plus 2.50%, or 5.75%, and required 30 consecutive equal monthly payments of principal and matures on April 1, 2024.

Prior to January 31, 2022, the Term Note bore interest at a rate equal to the greater of the bank's prime rate plus 3.50%, or 6.50%.

Our borrowings under the A&R LSA and its subsequent amendments are secured by substantially all of our current and future assets.

As of March 31, 2022, the Company was in compliance with all applicable covenants.

Financed Insurance Premium

During the year ended December 31, 2021, the Company renewed its corporate liability policies and entered into several new short-term commercial premium finance agreements with AFCO Credit Corporation totaling $4.7 million to be paid in ten equal monthly payments, all of which accrue interest at a rate of 3.59%. As of March 31, 2022, the remaining principal balance on the financed insurance premium was $1.1 million.

Cash Flows

The following table summarizes our cash flow (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(27.4)	$(7.0)
Net cash used in investing activities	(0.7)	—
Net cash provided by financing activities	1.8	2.8
Net change in cash and cash equivalents	$(26.3)	$(4.2)

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $27.4 million as compared to net cash used in operating activities of $7.0 million in the prior year. The change in operating cash flows was driven by a higher net loss excluding the impact of non-cash charges and higher working capital usage. Working capital usage was driven by higher receivable levels, higher inventory,, including the impact of return to vendor activity, and a decrease in accounts payable and accrued and other expenses as compared to an increase in the prior year. The Company expects the settlement of the accrued returns resulting from the Warning Letter to have a negative impact to cash flows from operations during the fiscal year ended 2022.

Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities increased to $0.7 million from $0.03 million for the three months ended March 31, 2021 due to higher purchases of intangible assets. We expect our capital expenditures to continue to grow in future periods, primarily driven by investments to expand our production capabilities as well as investments in tooling and equipment to manufacture new products.

Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities decreased to $1.8 million from $2.8 million for the three months ended March 31, 2021, primarily driven by payments of long-term debt in 2022, partially offset by higher net short-term borrowings.

Critical Accounting Policies and Estimates

There have been no material changes from the critical accounting policies and estimates disclosed in our 2021 Annual Report on Form 10-K, other than policies disclosed in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.
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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of March 31, 2022, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the re-issuance of our consolidated financial statements as of and for the fiscal year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. The identified material weaknesses in our internal control over financial reporting continued to exist as of March 31, 2022.

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

Notwithstanding the above, our management believes that the consolidated financial statements included in this Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.

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
Item 1A. Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or results. Except as described below and elsewhere in this report, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

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

We are also actively monitoring the rapidly developing military conflict between Russia and Ukraine and we are assessing its impact on our business, including our business partners and customers. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets and supply chain interruptions.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities for the three months ended March 31, 2022.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1†	Merger Agreement, dated as of February 15, 2021, by and among the Registrant, Project Olympus Merger Sub, Inc. and Owlet Baby Care Inc.	8-K	001-39516	2.1	2/16/2021
3.1	Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	S-4	333-254888	3.3	3/31/2021
3.2	Amended and Restated Bylaws of Owlet, Inc.	S-4	333-254888	3.4	3/31/2021
4.1	Warrant Agreement, dated September 14, 2020, between Sandbridge Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39516	4.1	9/18/2020
4.2	Specimen Warrant Certificate.	S-1	333-24832	4.4	9/1/2020
10.1#	Default Waiver, Consent and Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 10, 2021, by and between Owlet Baby Care Inc. and Silicon Valley Bank.	S-4	333-254888	10.15(c)	3/31/2021
10.2#	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 14, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	S-4	333-254888	10.15(d)	5/28/2021
10.3#	Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 25, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	S-4	333-254888	10.15(e)	5/28/2021
10.4	Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of August 12, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	S-1	333-258506	10.16	8/19/2021
10.5	Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated as of September 20, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	10-Q	001-39516	10.2	11/15/2021
10.6	Eighth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of September 20, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	10-Q	001-39516	10.6	11/15/2021
10.7	Ninth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of December 13, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	10-K	001-39516	10.7	3/25/2022
10.8*	Tenth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of January 29, 2022, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.
10.9+	Owlet, Inc. 2021 Incentive Award Plan.	8-K	001-39516	10.5	7/21/2021
10.9(a)	Form of Owlet, Inc. 2021 Incentive Award Plan Stock Option Grant Notice.	S-8	333-259663	99.1(a)	9/20/2021
10.(b)+	Form of Owlet, Inc. 2021 Incentive Award Plan Restricted Stock Unit Award Grant Notice.	S-8	333-259663	99.1(b)	9/20/2021
10.10+	Owlet, Inc. 2021 Employee Stock Purchase Plan.	8-K	001-39516	10.6	7/21/2021
10.11+	Owlet Baby Care Inc. 2014 Equity Incentive Plan.	8-K	001-39516	10.7	7/21/2021
10.11(a)+	Form of Owlet Baby Care Inc. Stock Option Grant Notice under the 2014 Equity Incentive Plan.	8-K	001-39516	10.7(a)	7/21/2021
10.11(b)+	Form of Restricted Stock Grant Agreement Award Notice under the 2014 Equity Incentive Plan.	S-4	333-254888	10.7(b)	3/31/2021
10.11(c)+	Form of Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Plan.	S-4	333-254888	10.7(c)	3/31/2021
10.12+	Form of Indemnification Agreement.	S-4	333-254888	10.16	5/28/2021
10.13+	Amended and Restated Offer of Employment Letter, dated as of March 30, 2021, by and between Owlet, Inc. and Michael Abbott.	S-4	333-254888	10.8	3/31/2021
10.14+	Amended and Restated Offer of Employment Letter, dated as of March 29, 2021, by and between Owlet, Inc. and Kurt Workman.	S-4	333-254888	10.9	3/31/2021
10.15+	Offer of Employment Letter, dated as of March 3, 2021, by and between Owlet, Inc. and Kate Scolnick.	S-4	333-254888	10.10	3/31/2021
10.16††	Amended and Restated Registration Rights Agreement, by and among Owlet, Inc. and the holders party thereto.	8-K	001-39516	10.2	7/21/2021
10.17	Form of Subscription Agreement.	8-K	001-39516	10.1	2/16/2021

10.18	Sponsor Letter Agreement, dated as of February 15, 2021, by and among Sandbridge Acquisition Holdings, LLC, certain initial stockholders of Sandbridge and Owlet, Inc.	8-K	001-39516	10.2	2/16/2021
10.19	Stockholders Agreement, dated as of July 15, 2021, by and among Owlet, Inc., Eclipse Ventures Fund I, L.P. and Eclipse Continuity Fund I, L.P.	8-K	001-39516	10.8	7/21/2021
31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Company Name

Date: May 13, 2022	By:	/s/ Kurt Workman
	Name:	Kurt Workman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Kathryn R. Scolnick
	Name:	Kathryn R. Scolnick
	Title:	Chief Financial Officer
(Principal Financial Officer)