Form 10-Q
period 2022-06-30
Owlet, Inc.
filed 2022-08-15
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-39516
_____________________________________________
Owlet, Inc.
(Exact Name of Registrant as Specified in its Charter)
_____________________________________________

Delaware	85-1615012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3300 North Ashton Boulevard, Suite 300 Lehi, Utah	84043
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (844) 334-5330
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	OWLT	New York Stock Exchange
Warrants to purchase common stock	OWLT WS	New York Stock Exchange
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

As of August 12, 2022, the registrant had 114,377,722 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and oral statements made from time to time by representatives of Owlet, Inc. (together with its subsidiaries, the "Company," "Owlet," "we," "us" or "our") may contain or incorporate by reference certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Generally, forward-looking statements include the words “may,” “believes,” “plans,” “expects,” “anticipates,” “intends,” “estimate,” “goal,” “potential,” “upcoming,” “outlook,” “guidance,” or the negation thereof, or similar expressions. In addition, all statements (including any underlying assumptions) that address projected or future operating, financial or business performance, strategies or initiatives, future efficiencies or savings, anticipated costs or charges, future capitalization, anticipated impacts of recent or pending investments or transactions, and statements expressing general views about our future results, performance, operations or business are forward-looking statements within the meaning of the Reform Act. Forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors. For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements. Such factors include, but are not limited to, the following:

•the impact of the Warning Letter (defined below), dated October 1, 2021 and corrected in an amendment dated October 5, 2021, from the U.S. Food and Drug Administration (the “FDA”), and our ability to obtain marketing authorization for the medical device functionality of the former Owlet Smart Sock or to fully realize the commercial success of the Owlet Dream Sock, which replaced the Owlet Smart Sock in the U.S. market;
•our ability to grow and manage growth profitably, which may be affected by, among other things, inflation, recession, competition and the impact of discretionary consumer spending, retail sector and demographic trends, employee availability and other economic, business and regulatory conditions;
•our ability to enhance future operating and financial results and continue as a going concern;
•our ability to obtain additional financing in the future and risks associated with our current loan and debt agreements, including compliance with debt covenants, restrictions on our access to capital, the impact of our overall debt levels and the Company’s ability to generate sufficient future cash flows from operations to meet our debt service obligations and operate our business;
•our ability to pursue and implement our strategic initiatives, reduce costs and grow revenues, as well as innovate existing products, continue developing new products, meet evolving customer demands and adapt to changes in consumer preferences and retail trends;
•the regulatory pathway for our products and communications from regulators, including the FDA and similar regulators outside of the United States, as well as legal proceedings, regulatory disputes and governmental inquiries;
•our ability to acquire, defend and protect our intellectual property and satisfy regulatory requirements, including but not limited to laws and requirements concerning privacy and data protection, privacy or data breaches, data loss and other risks associated with our digital platform and technologies;
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
•our ability to upgrade and maintain our information technology systems;
•changes in and our compliance with laws and regulations applicable to our business; and
•the impact and disruption to our business, financial condition, results of operations, supply chain constraints and logistics due to economic and other conditions beyond our control, such as health epidemics or pandemics, social unrest, hostilities, natural disasters or other catastrophic events.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Moreover, we operate in an evolving environment. In addition to the factors described above, new risk factors and uncertainties may emerge from time to time, and factors that the Company currently deems immaterial may become material, and it is impossible for us to predict such events or how they may affect us.

Except as required by federal securities laws, we assume no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, although we may do so from time to time. We do not endorse any projections regarding future performance that may be made by third parties.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Owlet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

Assets	June 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$37,256	$95,054
Accounts receivable, net of allowance for doubtful accounts of $804 and $403, respectively	23,989	10,468
Inventory	29,387	17,980
Prepaid expenses and other current assets	3,294	12,313
Total current assets	93,926	135,815
Property and equipment, net	1,713	1,870
Right of use assets, net	2,912	—
Intangible assets, net	2,403	1,696
Other assets	929	666
Total assets	$101,883	$140,047
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,589	$27,765
Accrued and other expenses	28,704	31,730
Current portion of deferred revenues	1,146	1,061
Line of credit	4,339	—
Current portion of long-term debt	11,085	8,534
Total current liabilities	72,863	69,090
Long-term debt, net	—	7,993
Noncurrent lease liabilities	2,110	—
Common stock warrant liability	5,126	7,061
Other long-term liabilities	246	712
Total liabilities	80,345	84,856
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 114,054,961 and 112,996,568 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	11	11
Additional paid-in capital	205,425	198,602
Accumulated deficit	(183,898)	(143,422)
Total stockholders’ equity	21,538	55,191
Total liabilities and stockholders’ equity	$101,883	$140,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues	$18,348	$24,938	$39,887	$46,849
Cost of revenues	11,726	11,420	24,507	20,648
Gross profit	6,622	13,518	15,380	26,201
Operating expenses:
General and administrative	9,492	7,285	19,769	13,266
Sales and marketing	9,723	7,568	21,354	13,687
Research and development	7,770	4,518	16,315	7,949
Total operating expenses	26,985	19,371	57,438	34,902
Operating loss	(20,363)	(5,853)	(42,058)	(8,701)
Other income (expense):
Interest expense, net	(203)	(484)	(429)	(901)
Preferred stock warrant liability adjustment	—	(970)	—	(5,578)
Common stock warrant liability adjustment	8,811	—	1,935	—
Gain on loan forgiveness	—	2,098	—	2,098
Other income (expense), net	63	(124)	109	(103)
Total other income (expense), net	8,671	520	1,615	(4,484)
Loss before income tax provision	(11,692)	(5,333)	(40,443)	(13,185)
Income tax provision	(26)	(2)	(33)	(7)
Net loss and comprehensive loss	$(11,718)	$(5,335)	$(40,476)	$(13,192)
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.24)	$(0.37)	$(0.59)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	110,812,198	22,531,185	110,599,437	22,383,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)
(unaudited)

	Preferred Stock Series A (1)		Preferred Stock Series A-1 (1)		Preferred Stock Series B (1)		Preferred Stock Series B-1 (1)		Common Stock (1)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2021	—	$—	—	$—	—	$—	—	$—	112,996,568	$11	$198,602	$(143,422)	$55,191
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	88,808	—	48	—	48
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	—	—	321,098	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	3,336	—	3,336
Net loss	—	—	—	—	—	—	—	—	—	—	—	(28,758)	(28,758)
Balance as of March 31, 2022	—	$—	—	$—	—	$—	—	$—	113,406,474	$11	$201,986	$(172,180)	$29,817
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	418,126	—	166	—	166
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	—	—	230,361	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	3,273	—	3,273
Net loss	—	—	—	—	—	—	—	—	—	—		(11,718)	(11,718)
Balance as of June 30, 2022	—	$—	—	$—	—	$—	—	—	114,054,961	$11	$205,425	$(183,898)	$21,538

Balance as of December 31, 2020	26,157,622	$9,569	20,238,201	$14,083	12,366,306	$18,854	3,047,183	$4,682	22,118,619	$2	$3,707	$(71,718)	$(68,009)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	367,432	—	244	—	244
Share-based compensation	—	—	—	—	—	—	—	—	—	—	828	—	828
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,857)	(7,857)
Balance as of March 31, 2021	26,157,622	$9,569	20,238,201	$14,083	12,366,306	$18,854	3,047,183	$4,682	22,486,051	$2	$4,779	$(79,575)	$(74,794)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	63,004	—	24	—	24
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	785	—	785
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,335)	(5,335)
Balance as of June 30, 2021	26,157,622	$9,569	20,238,201	$14,083	12,366,306	$18,854	3,047,183	$4,682	22,549,055	$2	$5,588	$(84,910)	$(79,320)

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

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(40,476)	$(13,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	707	509
Share-based compensation	6,575	1,613
Preferred stock warrant liability adjustment	—	5,578
Common stock warrant liability adjustment	(1,935)	—
Gain on loan forgiveness	—	(2,098)
Other adjustments, net	1,114	693
Changes in assets and liabilities:
Accounts receivable	(13,922)	(7,289)
Prepaid expenses and other assets	8,756	(3,181)
Inventory	(11,392)	(3,213)
Accounts payable and accrued and other expenses	(4,499)	4,816
Other, net	(588)	156
Net cash used in operating activities	(55,660)	(15,608)
Cash flows from investing activities
Purchase of property and equipment	(419)	(475)
Purchase of intangible assets	(824)	(234)
Net cash used in investing activities	(1,243)	(709)
Cash flows from financing activities
Proceeds from short-term borrowings	22,583	8,182
Payments of short-term borrowings	(20,693)	(1,915)
Proceeds from long-term borrowings	—	5,000
Payments of long-term borrowings	(3,000)	—
Other, net	215	259
Net cash (used in) provided by financing activities	(895)	11,526
Net change in cash and cash equivalents	(57,798)	(4,791)
Cash and cash equivalents at beginning of period	95,054	17,009
Cash and cash equivalents at end of period	$37,256	$12,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
Note 1. Basis of Presentation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Owlet, Inc. (together with its subsidiaries, the "Company," "Owlet," "we," "us" or "our") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. All dollar amounts, except per share amounts, in the notes are presented in thousands, unless otherwise specified.

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

A refund liability of $13,013 and $20,145 has been accrued as of June 30, 2022 and December 31, 2021, respectively, in accrued and other expenses and represents the amount due to customers.

Risks and Uncertainties

In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.
Since inception, the Company has experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $183,898 as of June 30, 2022. During the year ended December 31, 2021 and the six months ended June 30, 2022, we had negative cash flows from operations of $40,556 and $55,660, respectively. As of June 30, 2022, we had $37,256 of cash on hand.

Year over year declines in revenue, the current cash balance, recurring operating losses, and negative cash flows from operations since inception, in addition to the noncompliance with its revenue covenant (see Note 5), raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As the Company continues to address these financial conditions, management has undertaken the following actions:

•As described further in Note 5, the Company has entered into a waiver agreement with Silicon Valley Bank ("SVB") related to the covenant violation and maintains access to a line of credit, with reduced capacity, during this period. The Company is actively engaged with SVB to come to terms on a further restructured financing arrangement, including revised financial covenants for future periods.

•As described further in Note 13, we have undertaken restructuring actions, which significantly reduced employee headcount and will reduce operating spend. This includes the reduction of consulting and outside services, the reduction of marketing programs, and the prioritization of and sequencing of researching and development projects.

There can be no assurance that the Company will generate sufficient future cash flows from operations due to potential factors, including but not limited to inflation or recession or reduced demand for the Company’s products. If revenues further decrease from current levels, the Company may be unable to further reduce costs, or such reductions may limit our ability to pursue strategic initiatives and grow revenues in the future. Should the Company be unable to come to terms on an amendment of its loan and security agreement, or require further funding in the future, there can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, if at all.

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of June 30, 2022, substantially all of the Company's cash was held with Silicon Valley Bank and exceeded federally insured limits. To date, the Company has not experienced a loss or lack of access to its invested cash; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
Note 2. Certain Balance Sheet Accounts

Inventory

Substantially all of the Company's inventory consisted of finished goods as of June 30, 2022 and December 31, 2021.

Property and Equipment, net

Property and equipment consisted of the following as of:

	June 30, 2022	December 31, 2021
Tooling and manufacturing equipment	$2,665	$2,333
Furniture and fixtures	639	579
Computer equipment	701	625
Software	213	213
Leasehold improvements	29	26
Total property and equipment	4,247	3,776
Less accumulated depreciation and amortization	(2,534)	(1,906)
Property and equipment, net	$1,713	$1,870

Depreciation and amortization expense on property and equipment was $320 and $223 for the three months ended June 30, 2022 and June 30, 2021, respectively. For the three months ended June 30, 2022 and June 30, 2021, the Company allocated $208 and $147, respectively, of depreciation expense related to tooling and manufacturing equipment to cost of revenues.

Depreciation and amortization expense on property and equipment was $629 and $438 for the six months ended June 30, 2022 and June 30, 2021, respectively. For the six months ended June 30, 2022 and June 30, 2021, the Company allocated $398 and $297, respectively, of depreciation expense related to tooling and manufacturing equipment to cost of revenues.

Intangible Assets Subject to Amortization

Intangible assets were $2,403, net of accumulated amortization of $407 as of June 30, 2022 and $1,696, net of accumulated amortization of $329, as of December 31, 2021.

Capitalized software development costs were $1,886 and $1,101 as of June 30, 2022 and December 31, 2021, respectively. The Company's internally developed software capitalized within intangible assets on the balance sheet is still in development and not ready for general release. As such, the Company has not recognized any amortization for the six months ended June 30, 2022.

The Company did not recognize any impairment charges for intangible assets during the six months ended June 30, 2022 or 2021.

Accrued and Other Expenses

Accrued and other expenses, among other things, included accrued sales returns of $15,251 and $21,179 as of June 30, 2022 and December 31, 2021, respectively. As described in Note 1, $13,013 and $20,145 of the accrued sales returns as of June 30, 2022 and December 31, 2021, respectively, was attributable to returns resulting from the Warning Letter.

Changes in accrued warranty were as follows:

	For the Three Months Ended June 30,
	2022	2021
Accrued warranty, beginning of period	$725	$922
Provision for warranties issued during the period	193	262
Settlements of warranty claims during the period	(143)	(192)
Accrued warranty, end of period	$775	$992

	For the Six Months Ended June 30,
	2022	2021
Accrued warranty, beginning of period	$661	$924
Provision for warranties issued during the period	394	504
Settlements of warranty claims during the period	(280)	(436)
Accrued warranty, end of period	$775	$992

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

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Owlet uses its incremental borrowing rate, based on the information available at the lease commencement date, to determine the present value of lease payments. Upon adoption, Owlet recorded lease assets and lease liabilities of approximately $3,003 and $3,764, respectively, which did not have a net impact on the condensed consolidated statements of cash flows. The lease assets were adjusted for deferred rent, lease incentives, and prepaid rent, which were recorded as a decrease to accrued and other expenses and other long-term liabilities for the amounts of $234 and $527, respectively. There were no finance leases as of adoption or during the six months ended June 30, 2022.

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

The impact of the new lease standard on the June 30, 2022 consolidated balance sheet was as follows:

June 30, 2022
Right of use assets, net	$2,912

Accrued and other expenses	$1,490
Noncurrent lease liabilities	2,110
Total lease liabilities, net	$3,600

Weighted average remaining lease term	2.2 years

Weighted average discount rate	6.3%
Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs were $353 for the three months ended June 30, 2022, which included an immaterial offset related to short-term and variable lease costs. Total operating lease costs were $699 for the six months ended June 30, 2022, which included an immaterial offset related to short-term and variable lease costs.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$409	$794
Right-of-use assets obtained in exchange for new operating lease liabilities	$530	$530

The following table shows the future maturities of lease liabilities for leases in effect as of June 30, 2022:

Years Ending December 31,	Lease Liabilities
2022 (excluding the six months ended June 30, 2022)	$874
2023	1,798
2024	1,170
Total lease payments	3,842
Less: imputed interest	(242)
Total	$3,600

As of June 30, 2022, the Company had four sublease arrangements which are noncancellable and have remaining lease terms of 0.3 to 2.1 years. These subleases do not contain any options to renew or terminate the sublease agreement. The following table shows the expected future sublease receipts as of June 30, 2022:

Years Ending December 31,	Sublease Receipts
2022 (excluding the six months ended June 30, 2022)	$661
2023	1,178
2024	679
Total expected sublease receipts	$2,518

The Company received sublease income of $286 and $62 for the three months ended June 30, 2022 and June 30, 2021, respectively. The Company received sublease income of $399 and $85 for the six months ended June 30, 2022 and June 30, 2021, respectively.

As previously disclosed in our 2021 Annual Report on Form 10-K and under the previous lease standard (Topic ASC 840), future minimum lease payments under non-cancelable operating leases at December 31, 2021 were as follows:

Years Ending December 31,	Amount
2022	$1,541
2023	1,587
2024	953
Total	$4,081

Rental expense under operating leases was approximately $368 and $740 for the three and six months ended June 30, 2021, respectively.
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

Changes in the total deferred revenues balance were as follows:

	For the Three Months Ended June 30,
	2022	2021
Beginning balance	$1,312	$1,725
Deferral of revenues	687	1,199
Recognition of deferred revenues	(620)	(1,093)
Ending balance	$1,379	$1,831

The Company recognized $498 and $750 of revenue during the three months ended June 30, 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

	For the Six Months Ended June 30,
	2022	2021
Beginning balance	$1,235	$1,802
Deferral of revenues	1,430	2,017
Recognition of deferred revenues	(1,286)	(1,988)
Ending balance	$1,379	$1,831

The Company recognized $838 and $1,192 of revenue during the six months ended June 30, 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

Note 5. Long-Term Debt and Other Financing Arrangements

The following is a summary of the Company’s long-term indebtedness as of:

	June 30, 2022	December 31, 2021
Term note payable to SVB, maturing on April 1, 2024	$11,000	$14,000
Financed insurance premium	85	2,534
Total debt	11,085	16,534
Less: current portion	(11,085)	(8,534)
Less: debt discount and debt issuance costs	—	(7)
Total long-term debt, net	$—	$7,993

As of June 30, 2022, the Company was in violation of its minimum net revenue requirement for the three months ended June 30, 2022 under the amended and restated loan and security agreement, which governs both the Company’s term loan and its line of credit. On August 10, 2022, the Company executed a waiver agreement with SVB. This agreement waives the minimum net revenue covenant violation for the three months ended June 30, 2022, lowers the minimum liquidity covenant from $30,000 to $22,500, and reduces the line of credit capacity from $17,500 to $5,000.

The Company does not currently expect that it will be in compliance with the minimum net revenue covenant for the third and fourth quarter of 2022, which were not amended under the waiver agreement. As a result, the $11,000 term note and the Company’s line of credit with $4,339 of outstanding borrowings is presented as a current liability.

Future Aggregate Maturities

As of June 30, 2022, future aggregate maturities of the Term Note and Financed Insurance Premium payables were as follows:

Years Ending December 31,	Amount
2022 (excluding the six months ended June 30, 2022)	$3,085
2023	6,000
2024	2,000
Total	$11,085

The maturities shown in the table above represent the contractual maturities of the Term Note and Financed Insurance Premium payables as of June 30, 2022. The Company is actively engaged with SVB to come to terms on a further restructured financing arrangement, including revised financial covenants for future periods. If the Company is unable to come to terms regarding an amendment, and the Company is in violation of its covenants in future periods, SVB can elect to take certain actions, including terminating the line of credit and declaring the principal amount of the term note and line of credit as immediately due and payable.

Term Note

The Company has an amended and restated loan and security agreement (the "A&R LSA") with SVB which was entered into on April 22, 2020, and which replaced the loan and security agreement previously in place (the ‘‘Original LSA’’). These agreements provided the Company with both a line of credit (the ‘‘SVB Revolver’’) and a term loan (the ‘‘Term Note’’).

On January 31, 2022, the Company further amended the A&R LSA, which modified the SVB Revolver annual interest rate, decreased the advance rate for borrowing base assets, and increased the cash and cash availability streamline threshold. The amendment also modified the Term Note annual interest rates, replaced the existing EBITDA covenant for 2022 and beyond with a net revenue covenant, and increased the minimum liquidity threshold from $5,000 to $30,000.

As of June 30, 2022, the Term Note had an aggregate principal balance of $11,000, bore interest at a rate equal to the greater of the bank's prime rate plus 2.50%, or 5.75%, required 30 consecutive equal monthly payments of principal and matures on April 1, 2024.

Prior to January 31, 2022, the Term Note bore interest at a rate equal to the greater of the bank's prime rate plus 3.50%, or 6.50%.

The Company's borrowings under the A&R LSA are secured by substantially all of its current and future assets.

Financed Insurance Premium

During the year ended December 31, 2021, the Company renewed its corporate liability policies and entered into several new short-term commercial premium finance agreements with AFCO Credit Corporation totaling $4,699 to be paid in ten equal monthly payments, all of which accrue interest at a rate of 3.59%. As of June 30, 2022, the remaining principal balance on the financed insurance premium was $85.

In July 2022, the company renewed its corporate liability policies and entered into a new short-term commercial premium finance agreement with First Insurance Funding totaling $3,041 to be paid in eleven equal monthly payments, accruing interest at a rate of 4.40%.

Line of Credit

As of June 30, 2022, our borrowing capacity under the SVB Revolver was $17,500 and bore interest at an annual rate equal to (i) the greater of the bank’s prime rate plus 0.75%, or 5.00% when a streamline period is in effect and (ii) the greater of the bank’s prime rate plus 1.25%, or 5.00% at all other times. The SVB Revolver is an asset based lending facility subject to borrowing base availability which is limited by specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be impacted based upon the period's eligible accounts receivable and eligible inventory, and may be significantly lower than borrowing base capacity.

Prior to January 31, 2022, the SVB Revolver bore interest at an annual rate equal to (i) the greater of the bank’s prime rate plus 0.75%, or 5.50% when a streamline period is in effect and (ii) the greater of the bank’s prime rate plus 1.25%, or 6.00% at all other times.

Each streamline period commences the first day of the month following a written report of our liquidity and ends the first day after we fail to maintain a required cash and cash availability streamline threshold, provided no event of default has occurred and is continuing. If an event of default has occurred and is continuing, SVB may maintain our streamline status at its discretion. The required cash and cash availability streamline threshold was $50,000 as of June 30, 2022, which the Company did not maintain and was therefore not within a streamline period. The actual interest rate on the SVB Revolver was 6.00% as of June 30, 2022. The SVB Revolver is subject to renewal and is scheduled to mature on April 22, 2024. As of June 30, 2022, there was $4,339 of outstanding borrowings under the SVB Revolver.

Note 6. Commitments and Contingencies

Litigation

The Company is involved in legal proceedings from time to time arising in the normal course of business. Management, after consultation with legal counsel, believes that the outcome of these proceedings will not have a material impact on the Company’s financial position, results of operations, or liquidity.

In November 2021, two putative class action complaints were filed against us in the U.S. District Court for the Central District of California, Butala v. Owlet, Inc., et al., Case No. 2:21-cv-09016, and Cherian v. Owlet, Inc., et al., Case No. 2:21-cv-09293. Both complaints allege violations of the Securities Exchange Act of 1934 against the Company and certain of its officers and directors on behalf of a putative class of investors who (i) purchased the Company’s common stock between March 31, 2021 and October 4, 2021 or (ii) held common stock in Sandbridge Acquisition Corporation (“SBG”) as of June 1, 2021 and were eligible to vote at SBG’s special meeting held on July 14, 2021. Both complaints allege, among other things, that the Company and certain of its officers and directors made false and/or misleading statements and failed to disclose certain information regarding the FDA’s likely classification of the Owlet Smart Sock product as a medical device requiring marketing authorization. The Court has pending before it motions to consolidate the Butala and Cherian cases and appoint a lead plaintiff. The Company intends to vigorously defend itself against these claims, including by filing a motion to dismiss on behalf of itself and the named officers and directors. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

During the six months ended June 30, 2022, the Company granted 1,842,105 performance restricted stock units ("PRSU"), which represents the number of shares that may be issued should all performance measures be met. The PRSU awards function in the same manner as restricted stock units except that vesting terms are based on achievement of performance measures, such as the achievement of net revenue targets and obtaining certain FDA regulatory approval. PRSUs are recognized as expense following a graded vesting schedule with their performance re-assessed and updated on a quarterly basis, or more frequently as changes in facts and circumstances warrant.

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

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$1,864	$349	$3,408	$747
Sales and marketing	673	168	1,413	362
Research and development	720	268	1,754	504
Total stock-based compensation	$3,257	$785	$6,575	$1,613

During the three and six months ended June 30, 2022, the Company capitalized $16 and $33, respectively, of share-based compensation attributable to internally developed software.

As of June 30, 2022, the Company had $5,777 of unrecognized stock-based compensation costs related to non-vested options that will be recognized over a weighted-average period of 2.4 years, $19,925 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted-average period of 3.2 years, and $3,353 of unrecognized stock-based compensation costs related to unvested PRSUs that will be recognized over a weighted-average period of 2.3 years.

Note 8.  Fair Value Measurements

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2022
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$37,208	$—	$—	$37,208
Total assets	$37,208	$—	$—	$37,208
Liabilities:
Common stock warrant liability - public warrants	$3,257	$—	$—	$3,257
Common stock warrant liability - private placement warrants	—	1,869	—	1,869
Total liabilities	$3,257	$1,869	$—	$5,126

	December 31, 2021
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$94,973	$—	$—	$94,973
Total assets	$94,973	$—	$—	$94,973
Liabilities:
Common stock warrant liability - public warrants	$4,486	$—	$—	$4,486
Common stock warrant liability - private placement warrants		2,575		2,575
Total liabilities	$4,486	$2,575	$—	$7,061

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The common stock warrant liability for the public warrants as of June 30, 2022 is also included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The private placement warrants are included within Level 2 of the fair value hierarchy as the Company determined that the private placement warrants are economically equivalent to the public warrants and estimated the fair value of the private placement warrants based on the quoted market price of the public warrants. See Part II, Item 8 "Financial Statements and Supplementary Data - Note 10 to the Consolidated Financial Statements - Common Stock Warrants and Earnout Shares" in the Form 10-K for more information on the common stock warrants.

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

The preferred stock warrants were settled immediately prior to the Merger. The Company re-measured the preferred stock warrant liability to its estimated fair value as of June 30, 2021, using the Black-Scholes option pricing model with the following assumptions:

June 30, 2021
Series A preferred stock value per share	$20.48
Exercise price of warrants	$0.76
Term in years	5.25
Risk-free interest rate	0.91%
Volatility	66.00%
Dividend yield	0.00%

The following table presents a reconciliation of the Company’s preferred stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2021:

Preferred Stock Warrant Liability
Balance as of December 31, 2020	$2,993
Change in fair value included in other income	5,578
Balance as of June 30, 2021	$8,571

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

The provision for income taxes was $26 and $2 for the three months ended June 30, 2022 and June 30, 2021, respectively. The provision for income taxes was $33 and $7 for the six months ended June 30, 2022 and June 30, 2021, respectively.

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

Note 10.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders (1)	$(11,718)	$(5,335)	$(40,476)	$(13,192)
Denominator:
Weighted-average common shares used in computed net loss per share attributable to common stockholders basic and diluted	110,812,198	22,531,185	110,599,437	22,383,324
Net loss per share attributable to common stockholders basic and diluted	$(0.11)	$(0.24)	$(0.37)	$(0.59)

(1) For the three and six months ended June 30, 2021, the Company did not allocate its net loss to participating redeemable convertible preferred stock as those shares are not obligated to share in the losses of the Company. As of June 30, 2022, the Company no longer has participating redeemable convertible preferred stock.

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share due to their anti-dilutive effect:

As of June 30,
2022
Stock options	9,311,638
RSUs	6,761,820
PRSUs	1,842,105
ESPP shares committed	249,889
Common stock warrants	18,100,000
Total	36,265,452

The Company’s 2,807,500 unvested earnout shares were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of June 30, 2022.

As of June 30,
2021
Stock options	10,903,309
Common stock warrants	942,623
Convertible notes	4,626,183
Preferred stock	61,809,312
Preferred stock warrants	889,765
Total (1)	79,171,192

(1) Securities shown as of June 30, 2021 have been retrospectively adjusted reflecting the exchange ratio of approximately 2.053 established in the Merger. See Part II, Item 8 "Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements - Merger" in the 2021 Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "Form 10-K") for more information.

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

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$15,876	$23,215	$34,589	$43,746
International	2,472	1,723	5,298	3,103
Total revenues	$18,348	$24,938	$39,887	$46,849

Other than the United States, no individual country exceeded 10% of total revenues for either of the three months ended June 30, 2022 and June 30, 2021.

The Company’s property and equipment, net, by geographic area are summarized as follows as of (in thousands):

	June 30, 2022	December 31, 2021
United States	$605	$705
International	1,108	1,165
Total property and equipment, net	$1,713	$1,870

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

Note 13.   Subsequent Events

On July 21, 2022, the Company implemented a restructuring program to streamline the Company’s organizational structure in response to current business conditions, reduce the Company’s operating expenses and manage and conserve the Company’s cash resources. The Company is undertaking the restructuring program primarily to increase cost-efficiencies across the organization and strive for profitability.

As part of the restructuring program implementation, the Company commenced a workforce reduction of approximately 74 employees that is expected to be substantially completed in the third quarter of 2022. In connection with the restructuring program, the Company expects to incur an estimated total amount of approximately $1.1 million in the third quarter of 2022, consisting primarily of severance, one-time termination and other related costs, all of which will result in future cash expenditures.

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

Restructuring Actions

As part of a restructuring program implementation, the Company commenced a workforce reduction of approximately 74 employees that is expected to be substantially completed in the third quarter of 2022. In addition to the workforce reduction intended to increase cost-efficiencies across the organization, the Company's restructuring program includes the reduction of consulting and outside services, the reduction of marketing spend, and the prioritization and sequencing of research and development projects. In connection with the restructuring program, the Company expects to incur an estimated total amount of approximately $1.1 million in the third quarter of 2022, consisting primarily of severance, one-time termination and other related costs, all of which will result in cash expenditures primarily in the third quarter of 2022.

As a result of the restructuring actions, Owlet expects to reduce run-rate operating costs, excluding share-based compensation and incentive compensation, to approximately $15 million to $19 million per quarter exiting the fourth quarter of 2022. Owlet is unable to predict with sufficient certainty items that would be included in the corresponding GAAP measure, operating expenses, including share-based compensation and incentive compensation, due to the unpredictable nature of such items, which may have a significant impact on Owlet's GAAP measures.

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

Cost of Revenues

Cost of revenues consists of product costs, including contract manufacturing, shipping and handling, depreciation and amortization relating to tooling and manufacturing equipment and software, warranty replacement, fulfillment costs, warehousing, hosting, and excess and obsolete inventory.

Operating Expenses

General and Administrative. General and administrative expenses consist primarily of salaries, benefits, share-based compensation, and bonuses for finance and accounting, legal, human resources and administrative executives and employees; third-party legal, accounting, and other professional services; corporate insurance; corporate travel and entertainment; depreciation and amortization of property and equipment; and facilities rent.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated in millions (note that amounts within this Item 2 shown in millions may not sum due to rounding):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$18.3	$24.9	$39.9	$46.8
Cost of revenues	11.7	11.4	24.5	20.6
Gross profit	6.6	13.5	15.4	26.2
Operating expenses:
General and administrative	9.5	7.3	19.8	13.3
Sales and marketing	9.7	7.6	21.4	13.7
Research and development	7.8	4.5	16.3	7.9
Total operating expenses	27.0	19.4	57.4	34.9
Operating loss	(20.4)	(5.9)	(42.1)	(8.7)
Other income (expense):
Interest expense, net	(0.2)	(0.5)	(0.4)	(0.9)
Preferred stock warrant liability adjustment	—	(1.0)	—	(5.6)
Common stock warrant liability adjustment	8.8	—	1.9	—
Gain on loan forgiveness	—	2.1	—	2.1
Other income (expense), net	0.1	(0.1)	0.1	(0.1)
Total other income (expense), net	8.7	0.5	1.6	(4.5)
Loss before income tax provision	(11.7)	(5.3)	(40.4)	(13.2)
Income tax provision	0.0	0.0	0.0	0.0
Net loss and comprehensive loss	$(11.7)	$(5.3)	$(40.5)	$(13.2)

Revenues

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Revenues	$18.3	$24.9	$(6.6)	(26.4%)	$39.9	$46.8	$(7.0)	(14.9%)

Revenues decreased by $6.6 million, or 26.4%, from $24.9 million for the three months ended June 30, 2021 to $18.3 million for the three months ended June 30, 2022. The decrease in revenues year over year was primarily due to lower sales volume of Owlet sock products, impacted by both consumer sell-through levels and retailers targeting lower inventory levels, reflecting macroeconomic conditions. Customer discounts and provisions for returns were consistent to the prior year on lower sales volume.

Revenues decreased by $7.0 million, or 14.9%, from $46.8 million for the six months ended June 30, 2021 to $39.9 million for the six months ended June 30, 2022. The decrease in revenues year over year was primarily due to lower sales volume, impacted by both consumer sell-through levels and retailers targeting lower inventory levels, reflecting macroeconomic conditions, and higher provisions for returns of Owlet sock products. Customer discounts were consistent to the prior year on lower sales volume.

Cost of Revenues and Gross Margin

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Cost of revenues	$11.7	$11.4	$0.3	2.7%	$24.5	$20.6	$3.9	18.7%
Gross profit	$6.6	$13.5	$(6.9)	(51.0%)	$15.4	$26.2	$(10.8)	(41.3%)
Gross margin	36.1%	54.2%			38.6%	55.9%

Cost of revenues increased by $0.3 million, or 2.7%, from $11.4 million for the three months ended June 30, 2021 to $11.7 million for the three months ended June 30, 2022. The increase was primarily due to cost inflation, including increased material and transportation costs. Gross margin decreased from 54.2% for the three months ended June 30, 2021 to 36.1% for the three months ended June 30, 2022 primarily due to cost inflation and provisions for returns and customer discounts which were consistent to the prior year on lower sales volume.

Cost of revenues increased by $3.9 million, or 18.7%, from $20.6 million for the six months ended June 30, 2021 to $24.5 million for the six months ended June 30, 2022. The increase was primarily due to cost inflation, including increased material and transportation costs and inventory rework costs for inventory returned as a result of the FDA Warning Letter. Gross margin decreased from 55.9% for the six months ended June 30, 2021 to 38.6% for the six months ended June 30, 2022, primarily due to cost inflation, higher provisions for returns, and customer discounts which were consistent to the prior year on lower sales volume.

General and Administrative

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
General and administrative	$9.5	$7.3	$2.2	30.3%	$19.8	$13.3	$6.5	49.0%

General and administrative expense increased by $2.2 million, or 30.3%, from $7.3 million for the three months ended June 30, 2021 to $9.5 million for the three months ended June 30, 2022. The increase was driven primarily by increased compensation expense, including share-based compensation, from additional general and administrative headcount. Additionally, the Company incurred incremental ongoing costs of being a public company, including the increased cost of insurance.

General and administrative expense increased by $6.5 million, or 49.0%, from $13.3 million for the six months ended June 30, 2021 to $19.8 million for the six months ended June 30, 2022. The increase was driven primarily by increased compensation expense, including share-based compensation, from additional general and administrative headcount. Additionally, the Company incurred incremental ongoing costs of being a public company, including the increased cost of insurance.

Sales and Marketing

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Sales and marketing	$9.7	$7.6	$2.2	28.5%	$21.4	$13.7	$7.7	56.0%

Sales and marketing expense increased by $2.2 million, or 28.5%, from $7.6 million for the three months ended June 30, 2021 to $9.7 million for the three months ended June 30, 2022. The increase was primarily driven by an increase in compensation expense, including share-based compensation, from additional sales and marketing headcount, and increases in digital advertising.

Sales and marketing expense increased by $7.7 million, or 56.0%, from $13.7 million for the six months ended June 30, 2021 to $21.4 million for the six months ended June 30, 2022. The increase was primarily driven by an increase in compensation expense, including share-based compensation, from additional sales and marketing headcount, and increases in digital advertising and retail channel marketing spend.

Research and Development

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Research and development	$7.8	$4.5	$3.3	72.0%	$16.3	$7.9	$8.4	105.2%

Research and development expense increased by $3.3 million, or 72.0%, from $4.5 million for the three months ended June 30, 2021 to $7.8 million for the three months ended June 30, 2022. These increases were primarily driven by an increase in compensation expense, including share-based compensation, from additional research and development headcount, an increase in consulting expenses, and an increase in spend associated with FDA submissions.

Research and development expense increased by $8.4 million, or 105.2%, from $7.9 million for the six months ended June 30, 2021 to $16.3 million for the six months ended June 30, 2022. These increases were primarily driven by an increase in compensation expense, including share-based compensation, from additional research and development headcount and an increase in consulting expenses.

Other Income (Expense)

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Interest expense, net	$(0.2)	$(0.5)	$0.3	(58.1%)	$(0.4)	$(0.9)	$0.5	(52.4%)
Preferred stock warrant liability adjustment	$—	$(1.0)	$1.0	(100.0%)	$—	$(5.6)	$5.6	(100.0%)
Common stock warrant liability adjustment	$8.8	$—	$8.8	NM	$1.9	$—	$1.9	NM
Gain on loan forgiveness	$—	$2.1	$(2.1)	(100.0%)	$—	$2.1	$(2.1)	(100.0%)
Other income, net	$0.1	$(0.1)	$0.2	(150.8%)	$0.1	$(0.1)	$0.2	(205.8%)

NM - Not meaningful

For the three months ended June 30, 2022, we recognized a gain of $8.8 million for the mark to market adjustment for common stock warrants resulting from the decrease in the fair value of the common stock warrants.

For the six months ended June 30, 2022, we recognized a gain of $1.9 million for the mark to market adjustment for common stock warrants resulting from the decrease in the fair value of the common stock warrants.

For the three and six months ended June 30, 2021, we recognized a gain of $2.1 million on the forgiveness of our SBA PPP loan.

Liquidity and Capital Resources

Owlet's operations have been funded primarily with proceeds from the Merger and PIPE investment, borrowings under our loan facilities, and sales of our products and services. As of June 30, 2022, we had cash and cash equivalents of $37.3 million.

Funding Requirements

In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.
Since inception, the Company has experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $183.9 million as of June 30, 2022. During the year ended December 31, 2021 and the six months ended June 30, 2022, we had negative cash flows from operations of $40.6 million and $55.7 million, respectively. As of June 30, 2022, we had $37.3 million of cash on hand.

Year over year declines in revenue, the current cash balance, recurring operating losses, and negative cash flows from operations since inception, in addition to the noncompliance with its revenue covenant (see Note 5 to the condensed consolidated financial statements), raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As the Company continues to address these financial conditions, management has undertaken the following actions:

•As described further in Note 5 to the condensed consolidated financial statements, the Company has entered into a waiver agreement with Silicon Valley Bank ("SVB") related to the covenant violation and maintains access to a line of credit, with reduced capacity, during this period. The Company is actively engaged with SVB to come to terms on a further restructured financing arrangement, including revised financial covenants for future periods.

•As described further in Note 13 to the condensed consolidated financial statements, we have undertaken restructuring actions, which significantly reduced employee headcount and will reduce operating spend. This includes the reduction of consulting and outside services, the reduction of marketing programs, and the prioritization of and sequencing of researching and development projects.

There can be no assurance that the Company will generate sufficient future cash flows from operations due to potential factors, including but not limited to inflation or recession or reduced demand for the Company’s products. If revenues further decrease from current levels, the Company may be unable to further reduce costs, or such reductions may limit our ability to pursue strategic initiatives and grow revenues in the future. Should the Company be unable to come to terms on an amendment of its loan and security agreement, or require further funding in the future, there can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, if at all.

FDA Warning Letter Returns

A refund liability of $13.0 million has been accrued as of June 30, 2022 in accrued and other expenses and represents amounts due to customers.

Loan and Security Agreement with Silicon Valley Bank

The Company has an amended and restated loan and security agreement (the "A&R LSA") with SVB which we entered into on April 22, 2020, and which replaced the loan and security agreement previously in place (the ‘‘Original LSA’’). These agreements provided us with both a line of credit (the ‘‘SVB Revolver’’) and a term loan (the ‘‘Term Note’’).

On January 31, 2022, the Company further amended the A&R LSA, which modified the SVB Revolver annual interest rate, decreased the advance rate for borrowing base assets, and increased the cash and cash availability streamline threshold. The amendment also modified the Term Note annual interest rates, replaced the existing EBITDA covenant for 2022 and beyond with a net revenue covenant, and increased the minimum liquidity threshold from $5.0 million to $30.0 million.

Our borrowing capacity under the SVB Revolver was $17.5 million as of June 30, 2022. The SVB Revolver is an asset based lending facility subject to borrowing base availability which is limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be significantly impacted based upon the period's eligible accounts receivable and eligible inventory, and may be lower than borrowing base capacity.

As of June 30, 2022, the SVB Revolver bore interest at an annual rate equal to (i) the greater of the bank’s prime rate plus 0.75%, or 5.00% when a streamline period is in effect and (ii) the greater of the bank’s prime rate plus 1.25%, or 5.00% at all other times.

Prior to January 31, 2022, the SVB Revolver bore interest at an annual rate equal to (i) the greater of the bank’s prime rate plus 0.75%, or 5.50% when a streamline period is in effect and (ii) the greater of the bank’s prime rate plus 1.25%, or 6.00% at all other times.

Each streamline period commences the first day of the month following a written report of our liquidity and ends the first day after we fail to maintain a required cash and cash availability streamline threshold, provided no event of default has occurred and is continuing. If an event of default has occurred and is continuing, SVB may maintain our streamline status at its discretion. The required cash and cash availability streamline threshold was $50.0 million as of June 30, 2022, which the Company did not maintain and was therefore not within a streamline period. The actual interest rate on the SVB Revolver was 6.00% as of June 30, 2022. The SVB Revolver is subject to renewal and is scheduled to mature on April 22, 2024. As of June 30, 2022, there was $4.3 million of outstanding borrowings under the SVB Revolver.

Our Term Note had an aggregate principal balance of $11.0 million as of June 30, 2022. As of June 30, 2022, the Term Note bore interest at a rate equal to the greater of the bank's prime rate plus 2.50%, or 5.75%, and required 30 consecutive equal monthly payments of principal and matures on April 1, 2024.

Prior to January 31, 2022, the Term Note bore interest at a rate equal to the greater of the bank's prime rate plus 3.50%, or 6.50%.

Our borrowings under the A&R LSA and its subsequent amendments are secured by substantially all of our current and future assets.

As of June 30, 2022, the Company was in violation of its minimum net revenue requirement for the three months ended June 30, 2022 under the amended and restated loan and security agreement, which governs both the Company’s term loan and its line of credit. On August 10, 2022, the Company received and entered into a waiver agreement with SVB. This agreement waives the minimum net revenue covenant violation for the three months ended June 30, 2022, lowers the minimum liquidity covenant from $30.0 million to $22.5 million, and reduces the line of credit capacity from $17.5 million to $5.0 million.

The Company does not currently expect that it will be in compliance with the minimum net revenue covenant for the third and fourth quarter of 2022, which were not amended under the waiver agreement. As a result, the $11.0 million term note and the Company’s line of credit with $4.3 million of outstanding borrowings is presented as a current liability.

The Company is actively engaged with SVB to come to terms on a further restructured financing arrangement, including revised financial covenants for future periods. If the Company is unable to come to terms regarding an amendment, and the Company is in violation of its covenants in future periods, SVB can elect to take certain actions, including terminating the line of credit and declaring the principal amount of the term note and line of credit as immediately due and payable.

Financed Insurance Premium

In July 2022, the Company renewed its corporate liability policies and entered into a new short-term commercial premium finance agreement with First Insurance Funding totaling $3.0 million to be paid in eleven equal monthly payments, accruing interest at a rate of 4.40%.

Cash Flows

The following table summarizes our cash flow (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(55.7)	$(15.6)
Net cash used in investing activities	(1.2)	(0.7)
Net cash (used in) provided by financing activities	(0.9)	11.5
Net change in cash and cash equivalents	$(57.8)	$(4.8)

Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $55.7 million as compared to net cash used in operating activities of $15.6 million in the prior year. The change in operating cash flows was driven by a higher net loss excluding the impact of non-cash charges and higher working capital usage. Working capital usage was driven by higher receivable levels, higher inventory, including the impact of return to vendor activity, and a decrease in accounts payable and accrued and other expenses as compared to an increase in the prior year. The Company expects the settlement of the accrued returns resulting from the Warning Letter to have a negative impact to cash flows from operations during the fiscal year ended 2022.

Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities increased to $1.2 million from $0.7 million for the six months ended June 30, 2021 due to higher purchases of intangible assets.

Financing Activities

For the six months ended June 30, 2022, net cash used in financing activities was $0.9 million as compared to net cash provided by financing activities of $11.5 million for the six months ended June 30, 2021, primarily driven by payments of long-term debt in 2022 compared to proceeds from long-term debt during the six months ended June 30, 2021.

Critical Accounting Policies and Estimates

There have been no material changes from the critical accounting policies and estimates disclosed in our 2021 Annual Report on Form 10-K, other than policies disclosed in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of June 30, 2022, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the re-issuance of our consolidated financial statements as of and for the fiscal year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. The identified material weaknesses in our internal control over financial reporting continued to exist as of June 30, 2022.

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

Notwithstanding the above, our management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.

In the ordinary course of business, we face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition and results of operations. Additionally, any such claims, whether or not successful, could damage our reputation and business.

In November 2021, two putative class action complaints were filed against us in the U.S. District Court for the Central District of California, Butala v. Owlet, Inc., et al., Case No. 2:21-cv-09016, and Cherian v. Owlet, Inc., et al., Case No. 2:21-cv-09293. Both complaints allege violations of the Securities Exchange Act of 1934 against the Company and certain of its officers and directors on behalf of a putative class of investors who (i) purchased the Company’s common stock between March 31, 2021 and October 4, 2021 or (ii) held common stock in Sandbridge Acquisition Corporation (“SBG”) as of June 1, 2021 and were eligible to vote at SBG’s special meeting held on July 14, 2021. Both complaints allege, among other things, that the Company and certain of its officers and directors made false and/or misleading statements and failed to disclose certain information regarding the FDA’s likely classification of the Owlet Smart Sock product as a medical device requiring marketing authorization. The Court has pending before it motions to consolidate the Butala and Cherian cases and appoint a lead plaintiff. The Company intends to vigorously defend itself against these claims, including by filing a motion to dismiss on behalf of itself and the named officers and directors.
Item 1A. Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2022, which could materially affect our business, financial condition or results. Except as set forth below or as may otherwise be described elsewhere in this report, there have been no material changes from the risk factors previously disclosed in our Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

If our distributors or retail customers experience financial difficulties due to various factors, we may not be able to collect our receivables, which could materially or adversely affect our profitability, cash flows, working capital and business operations.

The timely collection of our receivables allows us to generate cash flows, provide working capital and continue our business operations. Our distributors and retail customers may experience financial difficulties for a number of reasons, such as macroeconomic or volatile market conditions, which could impact a distributor’s or retailer’s financial condition or cause its delay or failure to pay us. This could result in longer payment cycles, delay or default in payment or increased credit risk, which, in turn, could cause our cash collections to decrease and allowance for doubtful accounts to increase. While we may resort to alternative collection remedies or other methods to pursue claims with respect to receivables, these alternatives are expensive and time consuming, and successful collection is not guaranteed. Failure to collect our receivables or prevail on related claims could adversely affect our profitability, cash flows, working capital and business operations.

We are subject to risks associated with our distributors’ and retailers’ Owlet product inventories and sell-through to end consumers, which could adversely affect our revenues and results of operations.

Our distributors and retail customers typically stock and maintain their own inventories of Owlet products and sell a large portion of those products through to our end consumers. Substantially all of our revenues in the second quarter of 2022 were derived from product sales, and we recognize revenue when control of goods and services is transferred to customers, such as upon product shipment to our distributors and retailers.

In a given period, if these distributors and retailers are unable to sell an adequate amount of their Owlet product inventories, or if they decide to decrease or become unwilling to manage or sell their Owlet product inventories for any reason, our sales to and through these third parties could decline, which could result in lower sales volume or increased sales returns, excess inventory or inventory write-offs. Various factors could impact their ability or desire to sell their Owlet product inventories through to end consumers, including but not limited to economic conditions or downturns, pricing discounts or credits, marketing and promotion, customer incentives or other business arrangements. In addition, any deterioration in the financial condition of our distributors and retail customers could adversely impact the flow of our products to our consumers and thus our revenues and results of operations.

We may not successfully execute or achieve the expected benefits of our restructuring program and other cost-saving measures we may take in the future, and our efforts may result in further actions and may materially and adversely affect our business, financial condition and results of operations.

On July 21, 2022, we implemented a company-wide restructuring program designed to position the Company for long-term profitable growth by prioritizing the sell-through of our products to end consumers, obtaining regulatory clearances and managing our liquidity. The program includes streamlining our organizational structure in response to current business conditions, reducing our operating expenses and conserving our cash resources. The restructuring program is based on our current estimates, assumptions and forecasts, which are subject to known and unknown risks and uncertainties, including but not limited to assumptions regarding cost savings, cash burn rate, access to restricted cash, gross profit improvements and effectiveness of reduced marketing spend. Accordingly, we may not be able to fully realize the cost savings, enhanced liquidity and other benefits anticipated from the restructuring program. Additionally, implementation of the restructuring program and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we forecasted, and the estimated cost savings may be lower than we forecasted. The restructuring program has also required, and may continue to require, a significant amount of time, resources and focus from our management and employees, which may divert attention from effectively operating and growing our business.

We have not been profitable to date and operating losses could continue, which could materially and adversely affect our business, financial condition and results of operations, including our ability to continue as a going concern.

The success of our business depends on our ability to increase revenues to offset expenses. Since our inception, we have incurred recurring operating losses, generated negative cash flows from operations, experienced year over year revenue declines and financed our operations principally through equity investments and borrowings. Those factors, coupled with our current cash balance and noncompliance with one of our revenue covenants, raise substantial doubt as to our ability to continue as a going concern.

We are considering a number of strategic alternatives to address these financial conditions. The Company has undertaken cost-saving measures and implemented a company-wide restructuring program, which significantly reduced our employee headcount and is expected to reduce our operating spend and improve cost efficiency. These cost-saving and restructuring actions include reductions in consulting and outside services and marketing programs and prioritizations and sequencing of research and development projects. In addition, we have entered into a waiver agreement with SVB related to the revenue covenant noncompliance, and we maintain access to a line of credit, with reduced capacity, during this period.

Future profitability is difficult to predict with certainty, and failure to achieve profitability could materially and adversely affect our overall value and ability to obtain additional financing and capital. There can be no assurance that the Company will generate sufficient future cash flows from operations due to various potential factors, including but not limited to inflation, recession or decreased demand for our products. If our revenues further decrease from current levels, we may be unable to further reduce costs, or such cost reductions may limit our ability to pursue and implement strategic initiatives and grow revenues in the future. Also, there can be no assurance as to whether or when we will be able to obtain additional debt or equity financing on acceptable terms. Our ability to reduce operating expenses or raise capital from external sources, if at all, may have a material adverse effect on our business, financial condition and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities for the three months ended June 30, 2022.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Merger Agreement, dated as of February 15, 2021, by and among the Registrant, Project Olympus Merger Sub, Inc. and Owlet Baby Care Inc.	8-K	001-39516	2.1	2/16/2021
3.1	Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	S-4	333-254888	3.3	3/31/2021
3.2	Amended and Restated Bylaws of Owlet, Inc.	S-4	333-254888	3.4	3/31/2021
4.1	Warrant Agreement, dated September 14, 2020, between Sandbridge Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39516	4.1	9/18/2020
4.2	Specimen Warrant Certificate.	S-1	333-24832	4.4	9/1/2020
10.1#	Default Waiver, Consent and Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 10, 2021, by and between Owlet Baby Care Inc. and Silicon Valley Bank.	S-4	333-254888	10.15(c)	3/31/2021
10.2#	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 14, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	S-4	333-254888	10.15(d)	5/28/2021
10.3#	Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 25, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	S-4	333-254888	10.15(e)	5/28/2021
10.4	Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of August 12, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	S-1	333-258506	10.16	8/19/2021
10.5	Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated as of September 20, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	10-Q	001-39516	10.2	11/15/2021
10.6	Eighth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of September 20, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	10-Q	001-39516	10.6	11/15/2021
10.7	Ninth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of December 13, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	10-K	001-39516	10.7	3/25/2022
10.8	Tenth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of January 29, 2022, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	10-Q	001-39516	10.8	5/13/2022
10.9#*	Default Waiver and Eleventh Amendment to Second Amended and Restated Loan and Security Agreement, dated as of August 10, 2022, by and between Owlet Baby Care, Inc. and Silicon Valley Bank
10.10+	Separation and Release Agreement dated August 11, 2022.	8-K	001-39516	10.1	8/11/2022
31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith.
+ Indicates management contract or compensatory plan.
# Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owlet, Inc.

Date: August 15, 2022	By:	/s/ Kurt Workman
	Name:	Kurt Workman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Kathryn R. Scolnick
	Name:	Kathryn R. Scolnick
	Title:	Chief Financial Officer
(Principal Financial Officer)