Form 10-Q
period 2022-09-30
Owlet, Inc.
filed 2022-11-14
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 10, 2022, the registrant had 114,852,448 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Form 10-Q") and oral statements made from time to time by representatives of Owlet, Inc. (together with its subsidiaries, the "Company," "Owlet," "we," "us" or "our") may contain or incorporate by reference certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Generally, forward-looking statements include the words "estimate," “may,” “believes,” “plans,” “expects,” “anticipates,” “intends,” “goal,” “potential,” “upcoming,” “outlook,” “guidance,” the negation thereof, or similar expressions, although not all forward-looking statements contain these identifying words. In addition, all statements that address future operating, financial or business results, performance, strategies or initiatives, future efficiencies or savings, anticipated costs or charges, future capitalization, anticipated impacts of recent or pending investments or transactions, and statements expressing general views about future results or performance are forward-looking statements within the meaning of the Reform Act. Our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements. Forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors. Many important factors could affect our future results and cause those results to differ materially from those expressed in or implied by the Company's forward-looking statements. Such factors include, but are not limited to, the following:

•the impact of the Warning Letter (defined below), dated October 1, 2021 and corrected in an amendment dated October 5, 2021, from the U.S. Food and Drug Administration (the “FDA”), and our ability to obtain marketing authorization for the medical device functionality of the former Owlet Smart Sock (the “Smart Sock”) or for the Owlet Dream Sock (the “Dream Sock”), which replaced the Smart Sock in the U.S. market, or to fully realize the commercial success of the Dream Sock;
•our ability to grow and manage growth profitably, which may be affected by, among other things, our capital resources, inflation, recession, competition and the impact of discretionary consumer spending, retail sector and demographic trends, employee availability and other economic, business and regulatory conditions;
•our ability to enhance future operating and financial results and continue as a going concern;
•our ability to obtain additional financing in the future;

•risks associated with our current loan and debt agreements, including compliance with debt covenants, restrictions on our access to capital, the impact of our overall debt levels, our ability to finalize an amended agreement with our current lender before the end of 2022, and our ability to generate sufficient future cash flows from operations to meet our debt service obligations and operate our business;;
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
•changes in and our compliance with laws and regulations applicable to our business; and
•the impact and disruption to our business, financial condition, results of operations, supply chain constraints and logistics due to economic and other conditions beyond our control, such as health epidemics or pandemics, macro-economic uncertainties, social unrest, hostilities, natural disasters or other catastrophic events.

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

Except as required by federal securities laws, we assume no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, although we may do so from time to time. We do not endorse any projections regarding future results or performance that may be made by third parties.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Owlet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

Assets	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$23,174	$95,054
Accounts receivable, net of allowance for doubtful accounts of $694 and $403, respectively	20,523	10,468
Inventory	23,789	17,980
Prepaid expenses and other current assets	6,089	12,313
Total current assets	73,575	135,815
Property and equipment, net	1,375	1,870
Right of use assets, net	2,583	—
Intangible assets, net	2,325	1,696
Other assets	822	666
Total assets	$80,680	$140,047
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,493	$27,765
Accrued and other expenses	25,385	31,730
Current portion of deferred revenues	1,254	1,061
Line of credit	5,000	—
Current portion of long-term debt	11,997	8,534
Total current liabilities	72,129	69,090
Long-term debt, net	—	7,993
Noncurrent lease liabilities	1,589	—
Common stock warrant liability	2,259	7,061
Other long-term liabilities	284	712
Total liabilities	76,261	84,856
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 114,852,448 and 112,996,568 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	11	11
Additional paid-in capital	207,668	198,602
Accumulated deficit	(203,260)	(143,422)
Total stockholders’ equity	4,419	55,191
Total liabilities and stockholders’ equity	$80,680	$140,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues	$17,359	$31,505	$57,246	$78,354
Cost of revenues	12,746	16,624	37,254	37,272
Gross profit	4,613	14,881	19,992	41,082
Operating expenses:
General and administrative	9,673	9,250	29,442	22,516
Sales and marketing	9,695	13,072	31,049	26,759
Research and development	7,066	6,320	23,381	14,269
Total operating expenses	26,434	28,642	83,872	63,544
Operating loss	(21,821)	(13,761)	(63,880)	(22,462)
Other income (expense):
Interest expense, net	(419)	(477)	(847)	(1,378)
Interest expense from contingent beneficial conversion feature	—	(26,061)	—	(26,061)
Preferred stock warrant liability adjustment	—	—	—	(5,578)
Common stock warrant liability adjustment	2,867	5,792	4,802	5,792
Gain on loan forgiveness	—	—	—	2,098
Other income (expense), net	6	66	115	(36)
Total other income (expense), net	2,454	(20,680)	4,070	(25,163)
Loss before income tax benefit (provision)	(19,367)	(34,441)	(59,810)	(47,625)
Income tax benefit (provision)	5	(15)	(28)	(22)
Net loss and comprehensive loss	$(19,362)	$(34,456)	$(59,838)	$(47,647)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.36)	$(0.54)	$(1.00)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	111,775,265	96,681,887	110,995,687	47,421,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)
(unaudited)

	Preferred Stock Series A (1)		Preferred Stock Series A-1 (1)		Preferred Stock Series B (1)		Preferred Stock Series B-1 (1)		Common Stock (1)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2021	—	$—	—	$—	—	$—	—	$—	112,996,568	$11	$198,602	$(143,422)	$55,191
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	88,808	—	48	—	48
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	—	—	321,098	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	3,336	—	3,336
Net loss	—	—	—	—	—	—	—	—	—	—	—	(28,758)	(28,758)
Balance as of March 31, 2022	—	$—	—	$—	—	$—	—	$—	113,406,474	$11	$201,986	$(172,180)	$29,817
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	418,126	—	166	—	166
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	—	—	230,361	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	3,273	—	3,273
Net loss	—	—	—	—	—	—	—	—	—	—		(11,718)	(11,718)
Balance as of June 30, 2022	—	$—	—	$—	—	$—	—	$—	114,054,961	$11	$205,425	$(183,898)	$21,538
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	305,006	—	41	—	41
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	—	—	242,592	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	—	—	249,889	—	359	—	359
Share-based compensation	—	—	—	—	—	—	—	—			1,843	—	1,843
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,362)	(19,362)
Balance as of September 30, 2022	—	$—	—	$—	—	$—	—	—	114,852,448	$11	$207,668	$(203,260)	$4,419

	Preferred Stock Series A (1)		Preferred Stock Series A-1 (1)		Preferred Stock Series B (1)		Preferred Stock Series B-1 (1)		Common Stock (1)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2020	26,157,622	$9,569	20,238,201	$14,083	12,366,306	$18,854	3,047,183	$4,682	22,118,619	$2	$3,707	$(71,718)	$(68,009)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	367,432	—	244	—	244
Share-based compensation	—	—	—	—	—	—	—	—	—	—	828		828
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,857)	(7,857)
Balance as of March 31, 2021	26,157,622	$9,569	20,238,201	$14,083	12,366,306	$18,854	3,047,183	$4,682	22,486,051	$2	$4,779	$(79,575)	$(74,794)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	63,004	—	24	—	24
Share-based compensation	—	—	—	—	—	—	—	—	—	—	785	—	785
Net loss	—	—	—	—	—	—	—	—	—	—		(5,335)	(5,335)
Balance as of June 30, 2021	26,157,622	$9,569	20,238,201	$14,083	12,366,306	$18,854	3,047,183	$4,682	22,549,055	$2	$5,588	$(84,910)	$(79,320)
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization (Note 2)	(26,157,622)	(9,569)	(20,238,201)	(14,803)	(12,366,306)	(18,854)	(3,047,183)	(4,682)	61,809,312	6	47,182	—	47,188
Conversion of convertible promissory notes to common stock in connection with the reverse recapitalization (Note 2)	—	—	—	—	—	—	—	—	4,633,507	1	7,121	—	7,122
Beneficial conversion feature of convertible promissory notes in connection with the reverse recapitalization (Note 2)	—	—	—	—	—	—	—	—	—	—	26,061	—	26,061
Conversion of preferred stock warrants and common stock warrants in connection with the reverse recapitalization (Note 2)	—	—	—	—	—	—	—	—	1,771,231	—	8,571	—	8,571
Reverse recapitalization transaction, net of fees	—	—	—	—	—	—	—	—	21,959,227	2	101,033	—	101,035
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	96,392	—	77	—	77
Share-based compensation	—	—	—	—	—	—	—	—	—	—	697	—	697
Net loss	—	—	—	—	—	—	—	—	—	—	—	(34,456)	(34,456)
Balance as of September 30, 2021	—	$—	—	$—	—	$—	—	$—	112,818,724	$11	$196,330	$(119,366)	$76,975
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

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(59,838)	$(47,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,062	799
Share-based compensation	8,415	2,310
Interest expense from contingent beneficial conversion feature	—	26,061
Preferred stock warrant liability adjustment	—	5,578
Common stock warrant liability adjustment	(4,802)	(5,792)
Gain on loan forgiveness	—	(2,098)
Other adjustments, net	2,140	982
Changes in assets and liabilities:
Accounts receivable	(10,691)	(14,750)
Prepaid expenses and other assets	6,068	(5,000)
Inventory	(6,161)	(2,397)
Accounts payable and accrued and other expenses	(6,901)	6,857
Other, net	(847)	394
Net cash used in operating activities	(71,555)	(34,703)
Cash flows from investing activities
Purchase of property and equipment	(480)	(883)
Purchase of intangible assets	(923)	(677)
Net cash used in investing activities	(1,403)	(1,560)
Cash flows from financing activities
Proceeds from short-term borrowings	35,892	13,708
Payments of short-term borrowings	(30,929)	(8,667)
Proceeds from long-term borrowings	—	5,000
Payments of long-term borrowings	(4,500)	—
Proceeds from reverse capitalization and PIPE financing, net of $0 and $11,836, respectively, of transaction costs	—	133,663
Payments for cash payout of stock options as a result of the Merger	—	(9,890)
Other, net	615	336
Net cash provided by financing activities	1,078	134,150
Net change in cash and cash equivalents	(71,880)	97,887
Cash and cash equivalents at beginning of period	95,054	17,009
Cash and cash equivalents at end of period	$23,174	$114,896

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

As a result of the merger completed with Sandbridge Acquisition Corporation on July 15, 2021 (the "Merger"), prior period share and per share amounts presented in the accompanying consolidated financial statements and these related notes have been retrospectively adjusted (see Note 2).

The Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) on January 1, 2022 using the modified retrospective transition method. Prior periods were not retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods, as further discussed in Note 4.

Certain prior year amounts have been reclassified to conform to the current period presentation.

U.S. Food and Drug Administration Letter

On October 1, 2021, the Company received a warning letter, later corrected in an amendment to the letter dated October 5, 2021 (the letter and amendment collectively, the “Warning Letter”), from the U.S. Food and Drug Administration (the “FDA”) regarding the Owlet Smart Sock (the "Smart Sock"). During the fourth quarter of 2021, the Company agreed with certain customers and retailers to accept returns of the Smart Sock and Owlet Monitor Duo.

A refund liability of $6,843 and $20,145 has been accrued as of September 30, 2022 and December 31, 2021, respectively, in accrued and other expenses and represents the amount due to customers.

During the three months ended September 30, 2022, the FDA informed the Company that certain features of the Dream Sock – namely its display of pulse rate and blood oxygen saturation are medical device features requiring marketing authorization. The Company has advised the FDA of our plan to submit a de novo classification request for marketing. The FDA has indicated that it does not anticipate the need for enforcement action pending a decision on the marketing application. If the FDA changes its enforcement approach to the Dream Sock pending the submission of the marketing application or the FDA’s review and decision on the application, or if the Company fails to timely submit such application, we may be required to recall product or otherwise be restricted from selling the product as currently designed with these specific display features until after FDA marketing authorization has been received.

Risks and Uncertainties; Going Concern

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.
Since inception, the Company has experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $203,260 as of September 30, 2022. During the year ended December 31, 2021 and the nine months ended September 30, 2022, we had negative cash flows from operations of $40,556 and $71,555, respectively. As of September 30, 2022, we had $23,174 of cash on hand.

Year over year declines in revenue, the current cash balance, recurring operating losses, and negative cash flows from operations since inception, in addition to the noncompliance with its debt covenant (see Note 6), raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As the Company continues to address these financial conditions, management has undertaken the following actions:

•As described further in Note 6, the Company entered into a waiver agreement with Silicon Valley Bank ("SVB") related to the covenant violations for the three months ended June 30, 2022. The Company was also in violation of its financial covenant for the three months ended September 30, 2022. The Company is actively engaged with SVB to come to terms on an amended financing agreement, including revised financial and liquidity covenants for future periods. The Company expects to finalize an amended agreement with SVB prior to the end of the fiscal year.

•During the three months ended September 30, 2022, the Company undertook restructuring actions, which significantly reduced employee headcount and will reduce operating spend. This includes the reduction of consulting and outside services, the reduction of marketing programs, and the prioritization of and sequencing of research and development projects. The Company recognized $1,204 of restructuring charges within operating expenses on the condensed consolidated statements of operations related to our July 2022 restructuring. The restructuring charges consisted primarily of severance expense and related employee benefits, most of which was paid during the three months ended September 30, 2022. The Company does not expect to incur any additional expense related to the restructuring.

We have not generated sufficient cash flows from operations to satisfy our capital requirements. There can be no assurance that the Company will generate sufficient future cash flows from operations due to potential factors, including but not limited to inflation or recession or reduced demand for the Company’s products. If revenues further decrease from current levels, the Company may be unable to further reduce costs, or such reductions may limit our ability to pursue strategic initiatives and grow revenues in the future.
There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, if at all. Failure to secure additional funding may require us to modify, delay or abandon some of our planned future development, or to otherwise enact further operating cost reductions, which could have a material adverse effect on our business, operating results, financial condition and ability to achieve our intended business objectives.

If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected. We also could be required to seek funds through arrangements with partners or others that may require us to relinquish rights or jointly own some aspects of our technologies, products or services that we would otherwise pursue on our own.

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of September 30, 2022, substantially all of the Company's cash was held with Silicon Valley Bank and exceeded federally insured limits. To date, the Company has not experienced a loss or lack of access to its invested cash; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Out-of-Period Adjustments

During the three months ended September 30, 2022, the Company recorded out-of-period adjustments totaling a net income impact of $1,290 to correct errors identified relating to the three months ended March 31, 2022, as well as the three and six months ended June 30, 2022. These adjustments increased costs of revenues by $665 and operating expenses by $675 for the three months ended September 30, 2022. Management has evaluated the impact of these adjustments and concluded that the adjustments are not material to the previously issued or current period consolidated financial statements, and as a result, recorded the correction as an out-of-period adjustment.

Note 2. Merger

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
•All shares of SBG's Class B common stock which were held by Sandbridge Acquisition Holdings LLC, the independent directors, and an advisor of Sandbridge (“Founder Shares”) automatically converted to 5,750,000 shares of Owlet common stock, of which 2,807,500 shares are subject to vesting and forfeiture (the “earnout shares") (see Part II, Item 8 "Financial Statements and Supplementary Data - Note 10 to the Consolidated Financial Statements - Common Stock Warrants and Earnout Shares" in the Form 10-K for more information on the earnout shares).
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
2.Includes 2,807,500 Earnout Shares which were outstanding but remained subject to price-based performance vesting.
3.The SBG public stockholders, Founder Shares and PIPE investors are presented combined in the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) on the line item Reverse recapitalization transaction, net of fees.

The Merger is accounted for as a reverse recapitalization in accordance with U.S. GAAP. This determination is primarily based on Old Owlet stockholders comprising a relative majority of the voting power of Owlet and having the ability to nominate the members of the board, Old Owlet operations prior to the Merger comprising only the ongoing operations of Owlet, and Old Owlet senior management comprising a majority of the senior management of Owlet. Under this method of accounting, SBG was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Owlet represent a continuation of the financial statements of Old Owlet with the Merger being treated as the equivalent of Owlet issuing stock for the net assets of SBG, accompanied by a recapitalization. The net assets of SBG are stated at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Owlet. All periods prior to the Merger have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization.

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
Note 3. Certain Balance Sheet Accounts

Inventory

Substantially all of the Company's inventory consisted of finished goods as of September 30, 2022 and December 31, 2021.

Property and Equipment, net

Property and equipment consisted of the following as of:

	September 30, 2022	December 31, 2021
Tooling and manufacturing equipment	$2,694	$2,333
Furniture and fixtures	639	579
Computer equipment	667	625
Software	213	213
Leasehold improvements	29	26
Total property and equipment	4,242	3,776
Less accumulated depreciation and amortization	(2,867)	(1,906)
Property and equipment, net	$1,375	$1,870

Depreciation and amortization expense on property and equipment was $332 and $253 for the three months ended September 30, 2022 and September 30, 2021, respectively. For the three months ended September 30, 2022 and September 30, 2021, the Company allocated $210 and $160, respectively, of depreciation expense related to tooling and manufacturing equipment to cost of revenues.

Depreciation and amortization expense on property and equipment was $966 and $691 for the nine months ended September 30, 2022 and September 30, 2021, respectively. For the nine months ended September 30, 2022 and September 30, 2021, the Company allocated $608 and $457, respectively, of depreciation expense related to tooling and manufacturing equipment to cost of revenues.

Intangible Assets Subject to Amortization

Intangible assets were $2,325, net of accumulated amortization of $473 as of September 30, 2022 and $1,696, net of accumulated amortization of $329, as of December 31, 2021.

Capitalized software development costs were $1,873 and $1,101 as of September 30, 2022 and December 31, 2021, respectively. The Company's internally developed software capitalized within intangible assets on the balance sheet is still in development and not ready for general release. As such, the Company has not recognized any amortization for the nine months ended September 30, 2022.

The Company recognized $41 of impairment charges during the three and nine months ended September 30, 2022 to fully impair content-related intangible assets no longer in use. The Company did not recognize any impairment charges related to intangible assets during the three and nine months ended September 30, 2021.

Accrued and Other Expenses

Accrued and other expenses, among other things, included accrued sales returns of $8,897 and $21,179 as of September 30, 2022 and December 31, 2021, respectively. As described in Note 1, $6,843 and $20,145 of the accrued sales returns as of September 30, 2022 and December 31, 2021, respectively, was attributable to returns resulting from the Warning Letter.

Changes in accrued warranty were as follows:

	For the Three Months Ended September 30,
	2022	2021
Accrued warranty, beginning of period	$775	$992
Provision for warranties issued during the period	157	485
Settlements of warranty claims during the period	(118)	(287)
Accrued warranty, end of period	$814	$1,190

	For the Nine Months Ended September 30,
	2022	2021
Accrued warranty, beginning of period	$661	$924
Provision for warranties issued during the period	550	708
Settlements of warranty claims during the period	(397)	(442)
Accrued warranty, end of period	$814	$1,190

Stockholders' Equity

The Company is authorized to issue up to 100,000,000 shares of $0.0001 par value preferred stock, of which none is currently outstanding.
Note 4. Leases

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

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Owlet uses its incremental borrowing rate, based on the information available at the lease commencement date, to determine the present value of lease payments. Upon adoption, Owlet recorded lease assets and lease liabilities of approximately $3,003 and $3,764, respectively, which did not have a net impact on the condensed consolidated statements of cash flows. The lease assets were adjusted for deferred rent, lease incentives, and prepaid rent, which were recorded as a decrease to accrued and other expenses and other long-term liabilities for the amounts of $234 and $527, respectively. There were no finance leases as of adoption or during the nine months ended September 30, 2022.

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

The impact of the new lease standard on the September 30, 2022 consolidated balance sheet was as follows:

September 30, 2022
Right of use assets, net	$2,583

Accrued and other expenses	$1,629
Noncurrent lease liabilities	1,589
Total lease liabilities, net	$3,218

Weighted average remaining lease term	1.9 years

Weighted average discount rate	6.3%
Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs were $390 for the three months ended September 30, 2022, which included an immaterial offset related to short-term and variable lease costs. Total operating lease costs were $1,089 for the nine months ended September 30, 2022, which included an immaterial offset related to short-term and variable lease costs.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$437	$1,231
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$530

The following table shows the future maturities of lease liabilities for leases in effect as of September 30, 2022:

Years Ending December 31,	Lease Liabilities
2022 (excluding the nine months ended September 30, 2022)	$437
2023	1,798
2024	1,170
2025	18
Total lease payments	3,423
Less: imputed interest	(205)
Total	$3,218

As of September 30, 2022, the Company had three sublease arrangements which are noncancellable and have remaining lease terms of 1.7 to 1.8 years. These subleases do not contain any options to renew or terminate the sublease agreement. The following table shows the expected future sublease receipts as of September 30, 2022:

Years Ending December 31,	Sublease Receipts
2022 (excluding the nine months ended September 30, 2022)	$288
2023	1,178
2024	679
Total expected sublease receipts	$2,145

The Company recognized sublease income of $287 and $62 for the three months ended September 30, 2022 and September 30, 2021, respectively. The Company recognized sublease income of $687 and $85 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

As previously disclosed in our 2021 Annual Report on Form 10-K and under the previous lease standard (Topic ASC 840), future minimum lease payments under non-cancelable operating leases at December 31, 2021 were as follows:

Years Ending December 31,	Amount
2022	$1,541
2023	1,587
2024	953
Total	$4,081

Rental expense under operating leases was approximately $371 and $1,111 for the three and nine months ended September 30, 2021, respectively.
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

Changes in the total deferred revenues balance were as follows:

	For the Three Months Ended September 30,
	2022	2021
Beginning balance	$1,379	$1,831
Deferral of revenues	702	1,410
Recognition of deferred revenues	(557)	(1,167)
Ending balance	$1,524	$2,074

The Company recognized $451 and $848 of revenue during the three months ended September 30, 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

	For the Nine Months Ended September 30,
	2022	2021
Beginning balance	$1,235	$1,802
Deferral of revenues	2,132	3,428
Recognition of deferred revenues	(1,843)	(3,156)
Ending balance	$1,524	$2,074

The Company recognized $982 and $1,502 of revenue during the nine months ended September 30, 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

Note 6. Long-Term Debt and Other Financing Arrangements

The following is a summary of the Company’s long-term indebtedness as of:

	September 30, 2022	December 31, 2021
Term note payable to SVB, maturing on April 1, 2024	$9,500	$14,000
Financed insurance premium	2,497	2,534
Total debt	11,997	16,534
Less: current portion	(11,997)	(8,534)
Less: debt discount and debt issuance costs	—	(7)
Total long-term debt, net	$—	$7,993

As of September 30, 2022, the Company was in violation of its minimum net revenue requirement for the three months ended September 30, 2022 under the amended and restated loan and security agreement, which governs both the Company’s term loan and its line of credit. As a result, the $9,500 term note and the Company’s line of credit with $5,000 of outstanding borrowings is presented as a current liability.

The Company is actively engaged with SVB to come to terms on a further amended financing agreement, including revised financial and liquidity covenants for future periods. The Company expects to finalize an amended agreement with SVB prior to the end of the fiscal year.

Future Aggregate Maturities

As of September 30, 2022, future aggregate maturities of the Term Note and Financed Insurance Premium (defined below) payables were as follows:

Years Ending December 31,	Amount
2022 (excluding the nine months ended September 30, 2022)	$2,323
2023	7,674
2024	2,000
Total	$11,997

The maturities shown in the table above represent the contractual maturities of the Term Note and Financed Insurance Premium payables as of September 30, 2022. If the Company is unable to come to terms regarding an amendment, and the Company is in violation of its covenants in future periods, SVB can elect to take certain actions, including terminating the line of credit and declaring the principal amount of the Term Note and line of credit as immediately due and payable.

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

As of September 30, 2022, the Term Note had an aggregate principal balance of $9,500, bore interest at a rate equal to the greater of the bank's prime rate plus 2.50%, or 5.75%, and matures on April 1, 2024.

Prior to January 31, 2022, the Term Note bore interest at a rate equal to the greater of the bank's prime rate plus 3.50%, or 6.50%.

The Company's borrowings under the A&R LSA are secured by substantially all of its current and future assets.

Line of Credit

As of September 30, 2022, our borrowing capacity under the SVB Revolver was $17,500 with a reduced line of credit availability of $5,000, and bore interest at an annual rate equal to (i) the greater of the bank’s prime rate plus 0.75%, or 5.00% when a streamline period is in effect and (ii) the greater of the bank’s prime rate plus 1.25%, or 5.00% at all other times. The SVB Revolver is an asset based lending facility subject to borrowing base availability which is limited by specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be impacted based upon the period's eligible accounts receivable and eligible inventory, and may be significantly lower than borrowing base capacity.

Prior to January 31, 2022, the SVB Revolver bore interest at an annual rate equal to (i) the greater of the bank’s prime rate plus 0.75%, or 5.50% when a streamline period is in effect and (ii) the greater of the bank’s prime rate plus 1.25%, or 6.00% at all other times.

Each streamline period commences the first day of the month following a written report of our liquidity and ends the first day after we fail to maintain a required cash and cash availability streamline threshold, provided no event of default has occurred and is continuing. If an event of default has occurred and is continuing, SVB may maintain our streamline status at its discretion. The required cash and cash availability streamline threshold was $50,000 as of September 30, 2022, which the Company did not maintain and was therefore not within a streamline period. The actual interest rate on the SVB Revolver was 7.50% as of September 30, 2022. The SVB Revolver is subject to renewal and is scheduled to mature on April 22, 2024. As of September 30, 2022, there was $5,000 of outstanding borrowings under the SVB Revolver.

Financed Insurance Premium

In July 2022, the Company renewed its corporate directors & officers and employment liability insurance policies and entered into a new short-term commercial premium finance agreement with First Insurance Funding totaling $3,041 to be paid in eleven equal monthly payments, accruing interest at a rate of 4.40% (the "Financed Insurance Premium").
Note 7. Commitments and Contingencies

Litigation

The Company is involved in legal proceedings from time to time arising in the normal course of business. Management, after consultation with legal counsel, believes that the outcome of these proceedings will not have a material impact on the Company’s financial position, results of operations, or liquidity.

In November 2021, two putative class action complaints were filed against us in the U.S. District Court for the Central District of California, Butala v. Owlet, Inc., et al., Case No. 2:21-cv-09016, and Cherian v. Owlet, Inc., et al., Case No. 2:21-cv-09293. Both complaints allege violations of the Securities Exchange Act of 1934 against the Company and certain of its officers and directors on behalf of a putative class of investors who (i) purchased the Company’s common stock between March 31, 2021 and October 4, 2021 or (ii) held common stock in Sandbridge Acquisition Corporation (“SBG”) as of June 1, 2021 and were eligible to vote at SBG’s special meeting held on July 14, 2021. Both complaints allege, among other things, that the Company and certain of its officers and directors made false and/or misleading statements and failed to disclose certain information regarding the FDA’s likely classification of the Owlet Smart Sock product as a medical device requiring marketing authorization. The Court has consolidated the Butala and Cherian cases but has yet to appoint a lead plaintiff. The Company intends to vigorously defend itself against these claims, including by filing a motion to dismiss on behalf of itself and the named officers and directors. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

Note 8. Share-based Compensation

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

During the nine months ended September 30, 2022, the Company granted 1,854,105 performance restricted stock units ("PRSU"), of which 631,579 were forfeited during the three months ended September 30, 2022 due to an executive departure. The PRSU awards function in the same manner as restricted stock units except that vesting terms are based on achievement of performance measures, such as the achievement of net revenue targets and obtaining certain FDA regulatory results. PRSUs are recognized as expense following a graded vesting schedule with their performance re-assessed and updated on a quarterly basis, or more frequently as changes in facts and circumstances warrant.

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

Share-based Compensation Expense

Total share-based compensation was recognized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$880	$347	$4,289	$1095
Sales and marketing	238	127	1,650	489
Research and development	722	223	2,476	726
Total share-based compensation	$1,840	$697	$8,415	$2,310

During the three and nine months ended September 30, 2022, the Company capitalized $3 and $36, respectively, of share-based compensation attributable to internally developed software.

As of September 30, 2022, the Company had $2,590 of unrecognized share-based compensation costs related to non-vested options that will be recognized over a weighted-average period of 2.2 years, $19,289 of unrecognized share-based compensation costs related to unvested RSUs that will be recognized over a weighted-average period of 2.5 years, and $1,559 of unrecognized share-based compensation costs related to unvested PRSUs that will be recognized over a weighted-average period of 2.4 years.

Note 9.  Fair Value Measurements

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2022
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$16,682	$—	$—	$16,682
Total assets	$16,682	$—	$—	$16,682
Liabilities:
Common stock warrant liability - public warrants	$1,435	$—	$—	$1,435
Common stock warrant liability - private placement warrants	—	824	—	824
Total liabilities	$1,435	$824	$—	$2,259

	December 31, 2021
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$94,973	$—	$—	$94,973
Total assets	$94,973	$—	$—	$94,973
Liabilities:
Common stock warrant liability - public warrants	$4,486	$—	$—	$4,486
Common stock warrant liability - private placement warrants		2,575		2,575
Total liabilities	$4,486	$2,575	$—	$7,061

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The common stock warrant liability for the public warrants as of September 30, 2022 is also included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The private placement warrants are included within Level 2 of the fair value hierarchy as the Company determined that the private placement warrants are economically equivalent to the public warrants and estimated the fair value of the private placement warrants based on the quoted market price of the public warrants. See Part II, Item 8 "Financial Statements and Supplementary Data - Note 10 to the Consolidated Financial Statements - Common Stock Warrants and Earnout Shares" in the Form 10-K for more information on the common stock warrants.

There were no transfers between Level 1 and Level 2 in the periods reported. There were no transfers into or out of Level 3 in the periods reported.

Note 10.  Income Taxes

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

The Company recognized an income tax benefit of $5 for the three months ended September 30, 2022, and income tax expense of $15 for the three months ended September 30, 2021. The provision for income taxes was $28 and $22 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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

Note 11.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders (1)	$(19,362)	$(34,456)	$(59,838)	$(47,647)
Denominator:
Weighted-average common shares used in computed net loss per share attributable to common stockholders, basic and diluted	111,775,265	96,681,887	110,995,687	47,421,668
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.36)	$(0.54)	$(1.00)

(1) For the three and nine months ended September 30, 2021, the Company did not allocate its net loss to participating redeemable convertible preferred stock as those shares are not obligated to share in the losses of the Company. As of September 30, 2022, the Company no longer has participating redeemable convertible preferred stock.

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share due to their anti-dilutive effect:

	As of September 30,
	2022	2021
Stock options	8,097,810	9,682,869
RSUs	7,842,631	—
PRSUs	1,222,526	—
ESPP shares committed	119,413	—
Common stock warrants	18,100,000	18,100,000
Total	35,382,380	27,782,869

The Company’s 2,807,500 unvested earnout shares were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of September 30, 2022.

Note 12.  Segments

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

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$15,248	$28,174	$49,837	$71,876
International	2,111	3,331	7,409	6,478
Total revenues	$17,359	$31,505	$57,246	$78,354

Other than the United States, no individual country exceeded 10% of total revenues during the three and nine months ended September 30, 2022 and September 30, 2021.

Note 13. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets obtained in exchange for lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted the new guidance as of January 1, 2022. See Note 4 for the impact of adoption on these condensed consolidated financial statements (unaudited).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report and in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”). Certain statements we make under this Item 2 constitute “forward-looking statements” under the Reform Act. See “Cautionary Note Regarding Forward-Looking Statements” before Part I of this Report. You should consider our forward-looking statements in light of the risks discussed under “Item 1A. Risk Factors” in Part II of this Report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this Report, the Form 10–K and our Quarterly Reports on Form 10-Q and other filings with the SEC.
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

Impact of COVID-19 and Recent Developments

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

In addition to the impact of COVID-19, factors such as inflation and international conflict have resulted in elevated levels of macro-economic uncertainty. In the context of this macro-economic uncertainty, an increased emphasis by retail customers on maintaining lower levels of inventory and lower direct to consumer revenues have negatively impacted the Company's results.

Restructuring Actions

As part of a restructuring program implementation, the Company commenced a workforce reduction of approximately 74 employees that was substantially completed in the third quarter of 2022. In addition to the workforce reduction intended to increase cost efficiencies across the organization, the Company's restructuring program includes the reduction of consulting and outside services, the reduction of marketing spend, and the prioritization and sequencing of research and development projects. In connection with the restructuring program, the Company incurred approximately $1.2 million of general and administrative expense in the third quarter of 2022, consisting primarily of severance, one-time termination and other related costs.

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

Out-of-Period Adjustments

During the three months ended September 30, 2022, the Company recorded out-of-period adjustments totaling a net income impact of $1.3 million to correct errors identified relating to the three months ended March 31, 2022, as well as the three and six months ended June 30, 2022. These adjustments increased costs of revenues by $0.7 million and operating expenses by $0.7 million for the three months ended September 30, 2022. Management has evaluated the impact of these adjustments and concluded that the adjustments are not material to the previously issued or current period consolidated financial statements, and as a result, recorded the correction as an out-of-period adjustment.

Components of Operating Results

Revenues

We recognize revenue from the following sources: (i) products, (ii) mobile applications, and (iii) content. Revenues are recognized when control of goods and services is transferred to customers in an amount that reflects the consideration expected to be received by us in exchange for those goods and services. Substantially all of the Company's revenues were derived from product sales.

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

Interest Expense from Contingent Beneficial Conversion Feature. Interest expense from contingent beneficial conversion feature relates to a charge associated with the contingent beneficial conversion feature described in Part II. Item 8. "Financial Statements and Supplementary Data - Note 7 to the Consolidated Financial Statements - Related Party Transactions" in the Form 10-K.

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

Income Tax Benefit (Provision). Income tax benefit (provision) consists primarily of U.S. federal and state income taxes related to the tax jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our results of operations for the periods indicated in millions (note that amounts within this Item 2 shown in millions may not sum due to rounding):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$17.4	$31.5	$57.2	$78.4
Cost of revenues	12.7	16.6	37.3	37.3
Gross profit	4.6	14.9	20.0	41.1
Operating expenses:
General and administrative	9.7	9.3	29.4	22.5
Sales and marketing	9.7	13.1	31.0	26.8
Research and development	7.1	6.3	23.4	14.3
Total operating expenses	26.4	28.6	83.9	63.5
Operating loss	(21.8)	(13.8)	(63.9)	(22.5)
Other income (expense):
Interest expense, net	(0.4)	(0.5)	(0.8)	(1.4)
Interest expense from contingent beneficial conversion feature	—	(26.1)	—	(26.1)
Preferred stock warrant liability adjustment	—	—	—	(5.6)
Common stock warrant liability adjustment	2.9	5.8	4.8	5.8
Gain on loan forgiveness	—	—	—	2.1
Other income (expense), net	—	0.1	0.1	—
Total other income (expense), net	2.5	(20.7)	4.1	(25.2)
Loss before income tax provision	(19.4)	(34.4)	(59.8)	(47.6)
Income tax provision	0.0	0.0	0.0	0.0
Net loss and comprehensive loss	$(19.4)	$(34.5)	$(59.8)	$(47.6)

Revenues

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Revenues	$17.4	$31.5	$(14.1)	(44.9%)	$57.2	$78.4	$(21.1)	(26.9%)

Revenues decreased by $14.1 million, or 44.9%, from $31.5 million for the three months ended September 30, 2021 to $17.4 million for the three months ended September 30, 2022. The decrease in revenues year over year was primarily due to lower sales volume of Owlet sock products, impacted by lower consumer sell-through levels and retailers targeting lower inventory levels, reflecting macroeconomic conditions. Customer discounts and provisions for returns and chargeback allowances, while lower than the prior year, did not decrease in proportion to the lower sales volume.

Revenues decreased by $21.1 million, or 26.9%, from $78.4 million for the nine months ended September 30, 2021 to $57.2 million for the nine months ended September 30, 2022. The decrease in revenues year over year was primarily due to lower sales volume, impacted by lower consumer sell-through levels and retailers targeting lower inventory levels, reflecting macroeconomic conditions, and higher provisions for returns and chargeback allowances of Owlet sock products, primarily due to the FDA Warning Letter returns. Customer discounts, while lower than the prior year, did not decrease in proportion to the lower sales volume.

Cost of Revenues and Gross Margin

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Cost of revenues	$12.7	$16.6	$(3.9)	(23.3%)	$37.3	$37.3	$—	—%
Gross profit	$4.6	$14.9	$(10.3)	(69.0%)	$20.0	$41.1	$(21.1)	(51.3%)
Gross margin	26.6%	47.2%			34.9%	52.4%

Cost of revenues decreased by $3.9 million, or 23.3%, from $16.6 million for the three months ended September 30, 2021 to $12.7 million for the three months ended September 30, 2022. The decrease was primarily due to lower sales volume as compared to the prior year. Gross margin decreased from 47.2% for the three months ended September 30, 2021 to 26.6% for the three months ended September 30, 2022 primarily due to provisions for returns and chargeback allowances and customer discounts which were lower than the prior year, but did not decrease in proportion to the lower sales volume and cost inflation from higher inventory and fulfillment unit costs.

Cost of revenues for the nine months ended September 30, 2022 were constant year over year. The decrease in sales volume for the nine months ended September 30, 2022 was offset by cost inflation from higher inventory and fulfillment unit costs as compared to the prior year. Gross margin decreased from 52.4% for the nine months ended September 30, 2021 to 34.9% for the nine months ended September 30, 2022, primarily due to cost inflation from higher inventory and fulfillment unit costs, higher provisions for returns and chargeback allowances, and customer discounts which were lower than the prior year, but did not decrease in proportion to the lower sales volume.

General and Administrative

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
General and administrative	$9.7	$9.3	$0.4	4.6%	$29.4	$22.5	$6.9	30.8%

General and administrative expense increased by $0.4 million, or 4.6%, from $9.3 million for the three months ended September 30, 2021 to $9.7 million for the three months ended September 30, 2022. Severance expense in 2022, increases in share-based compensation, and increased bad debt expense were partially offset by lower incentive compensation expense and lower recruiting, legal, and accounting services.

General and administrative expense increased by $6.9 million, or 30.8%, from $22.5 million for the nine months ended September 30, 2021 to $29.4 million for the nine months ended September 30, 2022. Severance expense in 2022, and increased compensation expense, including share-based compensation, were partially offset by lower incentive compensation expense. Additionally, the Company incurred incremental ongoing costs of being a public company, including the increased cost of insurance.

Sales and Marketing

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Sales and marketing	$9.7	$13.1	$(3.4)	(25.8%)	$31.0	$26.8	$4.3	16.0%

Sales and marketing expense decreased by $3.4 million, or 25.8%, from $13.1 million for the three months ended September 30, 2021 to $9.7 million for the three months ended September 30, 2022. The decrease was primarily driven by decreases in digital and influencer advertising, partially offset by increases in consulting expenses and retail channel marketing spend.

Sales and marketing expense increased by $4.3 million, or 16.0%, from $26.8 million for the nine months ended September 30, 2021 to $31.0 million for the nine months ended September 30, 2022. The increase was primarily driven by an increase in compensation expense, including share-based compensation, and increases in digital advertising, consulting expenses, and retail channel marketing spend.

Research and Development

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Research and development	$7.1	$6.3	$0.7	11.8%	$23.4	$14.3	$9.1	63.9%

Research and development expense increased by $0.7 million, or 11.8%, from $6.3 million for the three months ended September 30, 2021 to $7.1 million for the three months ended September 30, 2022. The increase was primarily driven by an increase in spend associated with FDA submissions, as well as an increase in share-based compensation.

Research and development expense increased by $9.1 million, or 63.9%, from $14.3 million for the nine months ended September 30, 2021 to $23.4 million for the nine months ended September 30, 2022. The increase was primarily driven by an increase in compensation expense, including share-based compensation, as well as increases in consulting expenses and spend associated with FDA submissions.

Other Income (Expense)

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Interest expense, net	$(0.4)	$(0.5)	$0.1	(12.2%)	$(0.8)	$(1.4)	$0.5	(38.5%)
Interest expense from contingent beneficial conversion feature	—	(26.1)	26.1	(100%)	—	(26.1)	26.1	(100.0%)
Preferred stock warrant liability adjustment	—	—	—	NM	—	(5.6)	5.6	(100.0%)
Common stock warrant liability adjustment	2.9	5.8	(2.9)	(51%)	4.8	5.8	(1.0)	(17%)
Gain on loan forgiveness	—	—	—	NM	—	2.1	—	NM
Other income, net	$—	$0.1	$(0.1)	NM	$0.1	$—	$0.2	NM

NM - Not meaningful

The interest expense from the contingent beneficial conversion feature was a one-time charge recorded at the date of the Merger and PIPE investment, which is described in the notes to the condensed consolidated financial statements (unaudited) in Item 1 of this Form 10-Q.

For the three months ended September 30, 2022, we recognized a gain of $2.9 million as compared to a gain of $5.8 million for the three months ended September 30, 2021, for the mark to market adjustment for common stock warrants resulting from the decrease in the fair value of the common stock warrants.

For the nine months ended September 30, 2022, we recognized a gain of $4.8 million as compared to a gain of $5.8 million for the nine months ended September 30, 2021, for the mark to market adjustment for common stock warrants resulting from the decrease in the fair value of the common stock warrants.
For the nine months ended September 30, 2021, we recognized a loss of $5.6 million relating to the increase in fair value of the preferred stock warrants prior to the Merger.

For the nine months ended September 30, 2021, we recognized a gain of $2.1 million on the forgiveness of our SBA PPP loan.

Liquidity and Capital Resources

Owlet's operations have been funded primarily with proceeds from the Merger and PIPE investment, borrowings under our loan facilities, and sales of our products and services. As of September 30, 2022, we had cash and cash equivalents of $23.2 million.

Funding Requirements and Going Concern

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

Since inception, the Company has experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $203.3 million as of September 30, 2022. During the year ended December 31, 2021 and the nine months ended September 30, 2022, we had negative cash flows from operations of $40.6 million and $71.6 million, respectively. As of September 30, 2022, we had $23.2 million of cash on hand.

Year over year declines in revenue, the current cash balance, recurring operating losses, and negative cash flows from operations since inception, in addition to the noncompliance with its revenue covenant (see Note 6 to our unaudited condensed consolidated financial statements included in this Current Report on Form 10-Q), raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As the Company continues to address these financial conditions, management has undertaken the following actions:

•As described further in Note 6, the Company entered into a waiver agreement with Silicon Valley Bank ("SVB") related to the covenant violations for the three months ended June 30, 2022. The Company was also in violation of financial covenants for the three months ended September 30, 2022. The Company is actively engaged with SVB to come to terms on an amended financing arrangement, including revised financial and liquidity covenants for future periods. The Company has maintained access to the line of credit, with reduced capacity, and expects to finalize an amended agreement with SVB prior to the end of the fiscal year.

•During the three months ended September 30, 2022, the Company undertook restructuring actions, which significantly reduced employee headcount and will reduce operating spend. This includes the reduction of consulting and outside services, the reduction of marketing programs, and the prioritization of and sequencing of research and development projects. The Company recognized $1.2 million of restructuring charges within operating expenses on the condensed consolidated statements of operations related to our July 2022 restructuring. The restructuring charges consisted primarily of severance expense and related employee benefits, most of which was paid during the three months ended September 30, 2022. The Company does not expect to incur any additional expense related to the restructuring.

We have not generated sufficient cash flows from operations to satisfy our capital requirements. There can be no assurance that the Company will generate sufficient future cash flows from operations due to potential factors, including but not limited to inflation or recession or reduced demand for the Company’s products. If revenues further decrease from current levels, the Company may be unable to further reduce costs, or such reductions may limit our ability to pursue strategic initiatives and grow revenues in the future.
There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, if at all. Failure to secure additional funding may require us to modify, delay or abandon some of our planned future development, or to otherwise enact further operating cost reductions, which could have a material adverse effect on our business, operating results, financial condition and ability to achieve our intended business objectives.

If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected. We also could be required to seek funds through arrangements with partners or others that may require us to relinquish rights or jointly own some aspects of our technologies, products or services that we would otherwise pursue on our own.

FDA Warning Letter Returns

A refund liability of $6.8 million has been accrued as of September 30, 2022 in accrued and other expenses and represents amounts due to customers. The refund liability was reduced by $6.2 million during the three months ended September 30, 2022 as major retail customers offset outstanding refund liabilities against invoices due to the Company.

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

Our borrowing capacity under the SVB Revolver was $17.5 million as of September 30, 2022. The SVB Revolver is an asset based lending facility subject to borrowing base availability which is limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be significantly impacted based upon the period's eligible accounts receivable and eligible inventory, and may be lower than borrowing base capacity.

As of September 30, 2022, the SVB Revolver bore interest at an annual rate equal to (i) the greater of the bank’s prime rate plus 0.75%, or 5.00% when a streamline period is in effect and (ii) the greater of the bank’s prime rate plus 1.25%, or 5.00% at all other times.

Prior to January 31, 2022, the SVB Revolver bore interest at an annual rate equal to (i) the greater of the bank’s prime rate plus 0.75%, or 5.50% when a streamline period is in effect and (ii) the greater of the bank’s prime rate plus 1.25%, or 6.00% at all other times.

Each streamline period commences the first day of the month following a written report of our liquidity and ends the first day after we fail to maintain a required cash and cash availability streamline threshold, provided no event of default has occurred and is continuing. If an event of default has occurred and is continuing, SVB may maintain our streamline status at its discretion. The required cash and cash availability streamline threshold was $50.0 million as of September 30, 2022, which the Company did not maintain and was therefore not within a streamline period. The actual interest rate on the SVB Revolver was 7.50% as of September 30, 2022. The SVB Revolver is subject to renewal and is scheduled to mature on April 22, 2024. As of September 30, 2022, there was $5.0 million of outstanding borrowings under the SVB Revolver.

Our Term Note had an aggregate principal balance of $9.5 million as of September 30, 2022. As of September 30, 2022, the Term Note bore interest at a rate equal to the greater of the bank's prime rate plus 2.50%, or 5.75%, and required 30 consecutive equal monthly payments of principal and matures on April 1, 2024.

Prior to January 31, 2022, the Term Note bore interest at a rate equal to the greater of the bank's prime rate plus 3.50%, or 6.50%.

Our borrowings under the A&R LSA and its subsequent amendments are secured by substantially all of our current and future assets.

As of September 30, 2022, the Company was in violation of its minimum net revenue requirement for the three months ended September 30, 2022 under the amended and restated loan and security agreement, which governs both the Company’s term loan and its line of credit. On August 10, 2022, the Company received and entered into a waiver agreement with SVB. This agreement waives the minimum net revenue covenant violation for the three months ended June 30, 2022, lowers the minimum liquidity covenant from $30.0 million to $22.5 million, and reduces the line of credit capacity from $17.5 million to $5.0 million.

The Company does not currently expect that it will be in compliance with the minimum net revenue covenant for the third and fourth quarter of 2022, which were not amended under the waiver agreement. As a result, the $9.5 million term note and the Company’s line of credit with $5.0 million of outstanding borrowings is presented as a current liability.

The Company is actively engaged with SVB to come to terms on a further restructured financing arrangement, including revised financial covenants for future periods, but there are no assurances that the Company and SVB will come to terms and enter an amended agreement. If the Company is unable to come to terms regarding an amendment, and the Company is in violation of its covenants in future periods, SVB can elect to take certain actions, including terminating the line of credit and declaring the principal amount of the Term Note and line of credit as immediately due and payable.

Financed Insurance Premium

In July 2022, the Company renewed its corporate liability policies and entered into a new short-term commercial premium finance agreement with First Insurance Funding totaling $3.0 million to be paid in eleven equal monthly payments, accruing interest at a rate of 4.40%.

Cash Flows

The following table summarizes our cash flow (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(71.6)	$(34.7)
Net cash used in investing activities	(1.4)	(1.6)
Net cash provided by financing activities	1.1	134.2
Net change in cash and cash equivalents	$(71.9)	$97.9

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $71.6 million as compared to net cash used in operating activities of $34.7 million in the prior year. The change in operating cash flows was driven by a higher net loss excluding the impact of non-cash charges and higher working capital usage. Working capital usage was driven by higher receivable levels, higher inventory, including the impact of return to vendor activity, and a decrease in accounts payable and accrued and other expenses, as compared to an increase in the prior year. The Company expects the settlement of the accrued returns resulting from the Warning Letter to have a negative impact to cash flows from operations during the fiscal year ended 2022.

Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities decreased to $1.4 million from $1.6 million for the nine months ended September 30, 2021 due to lower purchases of property and equipment, partially offset by higher purchases of intangible assets.

Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was $1.1 million as compared to $134.2 million for the nine months ended September 30, 2021, primarily driven by proceeds received from the reverse recapitalization and PIPE financing during the nine months ended September 30, 2021.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of September 30, 2022, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the re-issuance of our consolidated financial statements as of and for the fiscal year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. Further, during the three months ended September 30, 2022, we identified additional material weaknesses to our internal control over financial reporting. The identified material weaknesses in our internal control over financial reporting continued to exist as of September 30, 2022.

•We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and financial reporting requirements. This material weakness contributed to the following additional material weaknesses:

•We did not design and maintain effective controls over the segregation of duties related to journal entries. Specifically, certain personnel have the ability to both create and post journal entries within the Company’s general ledger system. This material weakness did not result in any adjustments to the consolidated financial statements.

•We did not design and maintain effective controls over the accounting for the accuracy and existence of inventory, nor controls which verified the completeness and accuracy of accrued liabilities. Each of these material weaknesses resulted in immaterial adjustments that were recorded as out-of-period adjustments within the three-month period ended September 30, 2022.

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

Remediation Plan

We have initiated an implementation plan to remediate these material weaknesses. The remediation measures will be ongoing, and although not all inclusive, remediation measures include review of the organization's personnel and staffing levels and implementing additional policies, procedures and controls, all of which will result in future costs for the Company.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2021, two putative class action complaints were filed against us in the U.S. District Court for the Central District of California, Butala v. Owlet, Inc., et al., Case No. 2:21-cv-09016, and Cherian v. Owlet, Inc., et al., Case No. 2:21-cv-09293. Both complaints allege violations of the Securities Exchange Act of 1934 against the Company and certain of its officers and directors on behalf of a putative class of investors who (i) purchased the Company’s common stock between March 31, 2021 and October 4, 2021 or (ii) held common stock in Sandbridge Acquisition Corporation (“SBG”) as of June 1, 2021 and were eligible to vote at SBG’s special meeting held on July 14, 2021. Both complaints allege, among other things, that the Company and certain of its officers and directors made false and/or misleading statements and failed to disclose certain information regarding the FDA’s likely classification of the Smart Sock product as a medical device requiring marketing authorization. The Court has consolidated the Butala and Cherian cases but has yet to appoint a lead plaintiff. The Company intends to vigorously defend itself against these claims, including by filing a motion to dismiss on behalf of itself and the named officers and directors.
Item 1A. Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022, respectively, which could materially affect our business, financial condition or results. Except as set forth below or as may otherwise be described elsewhere in this report, there have been no material changes from the risk factors previously disclosed in our Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022.

We ceased distribution of the Smart Sock in the U.S. in October 2021 following receipt of a Warning Letter from the FDA, and we will not be able to market and sell the Smart Sock with the same features and claims unless and until we receive marketing authorization from the FDA. Moreover, although we launched a new product called the Dream Sock in the U.S. without the notification features that were the subject of the Warning Letter, the FDA asserted that the current Dream Sock has certain features that classify the Dream Sock as a medical device that requires FDA marketing authorization.

On October 1, 2021, we received a Warning Letter from the FDA in which the FDA asserted that the Smart Sock is a medical device requiring marketing authorization from the FDA due to its marketing and functionality in measuring blood oxygen saturation and pulse rate and providing an alarm to notify users that these measurements are outside of preset values. Prior to receipt of the Warning Letter, we were dependent on sales of the Smart Sock in the U.S. for a majority of our revenue and expected to continue to be dependent for the foreseeable future. Following receipt of the Warning Letter, we ceased distribution of the Smart Sock in the U.S., and we have been in communications with the FDA regarding our plans to pursue marketing authorization for the notification features that were the subject of the Warning Letter. Although the FDA has not requested or required that we recall Smart Sock products that had already been distributed prior to our decision to cease distribution, we cannot assure you that FDA’s position regarding a recall will not or cannot change. Any such recall could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in our efforts to obtain marketing authorization from the FDA for the features that the FDA has asserted are medical device features requiring marketing authorization, and even if we do, it may take significantly longer than we anticipate. The FDA marketing authorization process can be expensive, lengthy and uncertain. For example, the process of pursuing and obtaining clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”), also known as a 510(k) clearance, usually takes from three to 12 months, but can take longer. The process of obtaining marketing authorization via a de novo classification can be more costly and uncertain than the 510(k) clearance process and can often take over a year, from the time the application is submitted to the FDA. Clinical data may also be required in connection with an application for 510(k) clearance or a de novo request. Despite the time, effort and cost, a device may not obtain marketing authorization by the FDA. Any delay or failure to obtain necessary regulatory marketing authorizations would harm our business. Furthermore, even if we are granted such marketing authorization, it may include significant limitations on the uses, which may limit the potential commercial market for the device.

Although we have ceased distribution of the Smart Sock in the United States, we launched and are marketing a new product, the Dream Sock, which we did not believe would be regulated by the FDA as a medical device based on the device's functionality and claims, including that the device does not have the Smart Sock’s notification features. However, during the three months ended September 30, 2022, the FDA informed us that the FDA believes that although sleep quality and tracking functions for healthy infants within the Dream Sock are not device functions, certain features of the Dream Sock – namely its display of pulse rate and blood oxygen saturation, even without any notifications or alarms when those measures fall outside preset values – are medical device features requiring marketing authorization. We have advised the FDA of our plan to submit a de novo classification request for marketing authorization with respect to the Dream Sock’s heart rate and oxygen displays, along with certain new features not currently offered for the Dream Sock (namely, notifications or alarms when these measures fall outside of preset values), by December 16, 2022. The FDA has indicated to us that it does not anticipate the need for enforcement action pending a decision on the marketing application, provided that the marketing application is submitted by that date and provided further that the FDA does not determine that a change in enforcement approach is appropriate, such as if new information changes the FDA’s assessment of the risk or if the marketing application is deleted or withdrawn by us. If the FDA changes its enforcement approach to the Dream Sock pending the submission of the marketing application or the FDA’s review and decision on the application, or if we fail to timely submit such application, we may be required to recall product that has already been distributed, or to cease distribution of or otherwise be restricted from selling the product as currently designed with these specific display features until after FDA marketing authorization has been received, which is a long, expensive and uncertain process, and we may not obtain such marketing authorization. We could also be subject to regulatory enforcement action. In addition, we may be required to modify the product’s functionality or limit our marketing claims for the product, whether or not we obtain such marketing authorization. In any such event, our business could be substantially harmed.

If any governmental authority or notified body were to require marketing authorization or similar certification for any product that we sell, we could be subject to regulatory enforcement actions, need to engage in regulatory disputes and/or be required to cease selling or recall the product pending receipt of marketing authorization or similar certification from such other governmental authority or notified body, which can be a lengthy and time-consuming process, harm financial results and have long-term negative effects on our operations.

We currently sell the Smart Sock and Dream Sock in certain countries outside of the U.S., and we have not obtained any medical device marketing authorization, approval, or certification from any other governmental authority or notified body. In response to inquiries from the FDA and regulatory authorities in other jurisdictions regarding the marketing of the Smart Sock and Dream Sock, we have communicated our beliefs that such products are not medical devices that require medical device or similar marketing authorization or certification from such other regulatory authorities or notified bodies. However, certain regulatory authorities have expressed that they do not agree with that conclusion and in some instances have required us to obtain marketing authorization, such as a clearance or approval, or other certification to continue to sell the product.

For example, in addition to our communications with the FDA, the Medicines and Healthcare products Regulatory Agency (“MHRA”), the regulatory authority responsible for the United Kingdom (“UK”) medical device market, has asserted that the Smart Sock requires certification by a notified body and subsequent registration as a medical device in the UK, but has indicated it will allow us to continue to market the Smart Sock in the UK until the end of 2022, while we are working towards that certification or registration. We may not be able to obtain such certification and may not be able to register the Smart Sock as a medical device within this time period, at which point we would be required to cease marketing the Smart Sock in the UK, unless the MHRA grants us an extension. In addition, Owlet has been corresponding with the Medical Devices Directorate, Canada's medical device regulatory authority within Health Canada, regarding the device classification requirements of the Smart Sock and Dream Sock. As a result of these exchanges, Owlet ceased selling and advertising the Smart Sock in Canada on December 10, 2021. Currently, the Company is in the process of exchanging information regarding the Dream Sock, which is being sold in Canada, for device classification purposes under Canadian regulation.

Obtaining authorization or certification to sell the Smart Sock or Dream Sock as medical devices is a time-consuming and costly process and we may be precluded from selling these products if we are required to obtain marketing authorization, such as a clearance or approval, or other certification. If granted, a marketing authorization or certification could require conditions to sale, such as a prescription requirement. If regulatory authorities require such marketing authorization, including clearance or approval, or other certifications for these products that we sell, we could be subject to regulatory enforcement action, time-consuming and costly marketing authorization application processes or required to cease selling or to recall the product in the corresponding jurisdiction pending receipt of such marketing authorization or certification. We also could be required to modify the product’s functionality or limit our marketing claims for the product, whether or not we obtain such marketing authorization or other required certification. In any such event, our business could be substantially harmed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities for the three months ended September 30, 2022.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Merger Agreement, dated as of February 15, 2021, by and among the Registrant, Project Olympus Merger Sub, Inc. and Owlet Baby Care Inc.	8-K	001-39516	2.1	2/16/2021
3.1	Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	S-4	333-254888	3.3	3/31/2021
3.2	Amended and Restated Bylaws of Owlet, Inc.	S-4	333-254888	3.4	3/31/2021
4.1	Warrant Agreement, dated September 14, 2020, between Sandbridge Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39516	4.1	9/18/2020
4.2	Specimen Warrant Certificate.	S-1	333-24832	4.4	9/1/2020
10.1#	Default Waiver, Consent and Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 10, 2021, by and between Owlet Baby Care Inc. and Silicon Valley Bank.	S-4	333-254888	10.15(c)	3/31/2021
10.2#	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 14, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	S-4	333-254888	10.15(d)	5/28/2021
10.3#	Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 25, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	S-4	333-254888	10.15(e)	5/28/2021
10.4	Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of August 12, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	S-1	333-258506	10.16	8/19/2021
10.5	Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated as of September 20, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	10-Q	001-39516	10.2	11/15/2021
10.6	Eighth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of September 20, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	10-Q	001-39516	10.6	11/15/2021
10.7	Ninth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of December 13, 2021, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	10-K	001-39516	10.7	3/25/2022
10.8	Tenth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of January 29, 2022, by and between Owlet Baby Care, Inc. and Silicon Valley Bank.	10-Q	001-39516	10.8	5/13/2022
10.9#	Default Waiver and Eleventh Amendment to Second Amended and Restated Loan and Security Agreement, dated as of August 10, 2022, by and between Owlet Baby Care, Inc. and Silicon Valley Bank	10-Q	001-39516	10.9	8/15/2022
10.10+	Separation and Release Agreement dated August 11, 2022.	8-K	001-39516	10.1	8/11/2022
31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Owlet, Inc.

Date: November 14, 2022	By:	/s/ Kurt Workman
	Name:	Kurt Workman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Kathryn R. Scolnick
	Name:	Kathryn R. Scolnick
	Title:	Chief Financial Officer
(Principal Financial Officer)