Form 10-K
period 2022-12-31
Owlet, Inc.
filed 2023-04-06
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-39516

Owlet, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	85-1615012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3300 North Ashton Boulevard, Suite 300 Lehi, Utah	84043
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (844) 334-5330

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common stock, $0.0001 par value per share	OWLT	New York Stock Exchange
Warrants to purchase Class A Common Stock	OWLT WS	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $122.6 million based on the closing market price as of the close of business on June 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter.
The number of shares of Registrant’s Common Stock outstanding as of April 3, 2023 was 117,465,938.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2023 Annual Meeting of Stockholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2022.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Report”) contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Report entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•    our limited operating history;
•    our history of net losses and our ability to achieve or maintain profitability;
•the impact of the warning letter, dated October 1, 2021, from the United States Food and Drug Administration (the “FDA”), later corrected in an amendment to such letter dated October 5, 2021 (the letter and amendment collectively, the “Warning Letter”) the subsequent suspension of distribution of the Owlet Smart Sock (the “Smart Sock”) in the U.S. and our ability to obtain necessary marketing authorization for the medical device features of the Owlet Dream Sock (the “Dream Sock”) and the Smart Sock where required;
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
•risks associated with our current loan and debt agreements, including compliance with debt covenants, restrictions on our access to capital, the impact of our overall debt levels and our ability to generate sufficient future cash flows from operations to meet our debt service obligations and operate our business;
•our business strategies and plans and our ability to pursue and implement our strategic initiatives, reduce costs and grow revenues, as well as innovate existing products, continue developing new products, meet evolving customer demands and adapt to changes in consumer preferences and retail trends;
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
•expectations regarding developments with regulatory bodies, and the timeline for related submissions by us and decisions by the regulatory bodies and notified bodies (including UK approved bodies);
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

As used in this Report, unless otherwise stated or the context otherwise requires: “we,” “us,” “our,” “Owlet,” the “Company,” and similar references refer to Owlet, Inc. and its subsidiaries, “common stock” refers to our Class A common stock and “warrants” refers to our publicly traded warrants.

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
•We have a limited operating history.
•We have a history of net losses, and we may not achieve or maintain profitability in the future.
•We ceased distribution of the Smart Sock in the U.S. in October 2021 following receipt of a Warning Letter from the U.S. Food and Drug Administration (the “FDA”) our ability to market and sell the medical device features of the Owlet Dream Sock (the “Dream Sock”) may be limited until we receive marketing authorization from the FDA, which we may not receive in a timely fashion, or at all.
•In January 2022 we launched a new product in the U.S. called the Dream Sock. We are pursuing marketing authorization pursuant to a de novo classification request for certain notification and display features within the Dream Sock related to oxygen level and heart rate, including those features that were the subject of the Warning Letter in the U.S, and we may not receive such marketing authorization in a timely fashion, or at all.
•If any governmental authority or notified body were to require marketing authorization or similar certification for the Smart Sock, Dream Sock, or for any other product that we sell and which Owlet does not believe requires such marketing authorization or certification, we could be subject to regulatory enforcement action and/or required to cease selling or recall the product pending receipt of marketing authorization or similar certification from such other governmental authority or notified body, which can be a lengthy and time-consuming process, harm financial results and have long-term negative effects on our operations.
•Our products rely on mobile applications to function and we rely on Apple’s App Store and the Google Play Store for distribution of our mobile applications and Apple or Google may unilaterally remove our mobile applications from distribution.
•A substantial portion of our sales comes through a limited number of channel partners and resellers.
•We will need to continue to manage our ability to grow and manage growth profitably, which may be affected by, among other things, our capital resources, inflation, recession, competition and the impact of discretionary consumer spending, retail sector and demographic trends, employee availability and other economic, business and regulatory conditions.
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
•We currently rely on a single manufacturer for the assembly of the Smart Sock and Dream Sock and a single manufacturer for the assembly of the Owlet Cam and expect to rely on limited manufacturers for future products. If we encounter manufacturing problems or delays, we may be unable to promptly transition to alternative manufacturers and our ability to generate revenue will be limited.
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
•Our business, financial condition, results of operations and growth may be impacted by the continued effects of the COVID-19 pandemic.

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

Our Platform
Our purpose-built suite of connected digital parenting products and services is designed to help parents know more about their children and gain peace of mind in their roles as caregivers. We have developed deep and enduring relationships with our users and brand advocates around the world. These relationships continue to grow and develop as a result of our novel product and software additions to our connected ecosystem, feature enhancements, omni-channel distribution, and marketing efforts.
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

Interactions with the FDA

On October 1, 2021, we received a Warning Letter from the FDA in which the FDA asserted that the Smart Sock is a medical device requiring marketing authorization from the FDA due to its marketing and functionality in measuring blood oxygen saturation and pulse rate and providing an alarm to notify users that these measurements are outside of preset values. Prior to receipt of the Warning Letter, we were dependent on sales of the Smart Sock in the U.S. for a majority of our revenue. Following receipt of the Warning Letter, we ceased distribution of the Smart Sock in the U.S. and have been in regular communications with the FDA regarding our plans to pursue marketing authorization for the notification features that were the subject of the Warning Letter. Although the FDA has not requested or required that we recall Smart Sock products that had already been distributed prior to our decision to cease distribution, we spent considerable efforts and resources in 2022 managing returns of the Smart Sock from our U.S. retailers and customers, while launching our Dream Sock starting in early 2022.

Following our launch of the Dream Sock, we interacted closely with FDA and the FDA asserted that certain features of the Dream Sock were medical device features requiring marketing authorizations. As a result of those interactions, we submitted a de novo classification request in December 2022 for the Dream Sock’s heart rate and oxygen displays, along with certain new features not currently offered for the Dream Sock (namely, notifications or alarms when these measures fall outside of preset values). The FDA has indicated to us that it does not anticipate the need for enforcement action pending a decision on the marketing application provided that the FDA does not determine that a change in enforcement approach is appropriate, for reasons such as if new information changes the FDA’s assessment of the risk or if the marketing application is deleted or withdrawn by us. In October 2022, we separately announced the submission of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”), also known as a 510(k) clearance, for a prescription-only medical device to be used in home for babies under the supervision of a physician, which we refer to as BabySat.
Existing Offerings

•Sock Monitor Offerings
•Dream Sock and Dream Sock Plus– With initial distribution to our ecosystem partners in December 2021, and a consumer launch in the retail and direct-to-consumer channels in January 2022, the award-winning Dream Sock helps parents understand their baby's sleep and know when to assist their baby for better sleep. The Dream Sock and accompanying Owlet Dream App allow parents to view their baby's sleep quality indicators, including wakings, heart rate, and movement. The Dream Sock Plus utilizes the same core technology as the Dream Sock and is designed to grow with children, from newborn to five years through an expanded fabric sock set. The Dream Sock and Dream Sock Plus are only available in the U.S. and Canadian markets.
•Smart Sock– The award-winning Smart Sock is the first intelligent baby monitor to track an infant’s oxygen levels, heart rate, and sleep trends. The Smart Sock allows parents to view their baby’s heart rate and oxygen readings in real time from the Owlet application. If the baby’s readings leave preset zones, parents are notified through the Owlet Care App and a nearby base station. The Smart Sock is not currently available for sale in the U.S. We are engaging with international regulatory bodies and notified bodies to obtain similar authorization and certification in certain foreign jurisdictions, as required, for any features of the Smart Sock considered by those regulatory bodies to render them medical devices. We sell the Smart Sock in international markets.

•Owlet Cam Offerings
•Cam 1 – The Owlet Cam turns any smartphone into an intelligent baby monitor, allowing parents to hear and see everything that is most important to them from anywhere in high-definition clarity. The Owlet Cam includes a wide-angle view, sound and motion notifications, and background audio to ensure parents never miss a moment. The Owlet Cam streams secure, encrypted video to parents’ own private accounts on the Owlet application.
•Cam 2 – In 2022, Owlet launched its second generation camera, Owlet Cam 2, which has all the features included in the Cam 1 and also provides predictive sleep technology, cry notifications, and video clips. Predictive sleep technology calculates when a baby is ready for sleep and helps parents recognize when a baby starts to show sleepy cues. Cry notifications filter out noises that don’t require a response with adjustable sensitivity levels to match a family’s needs. Video clips are downloadable for up to seven days, helping parents to capture and share memories.

•Monitor Duo / Dream Duo – The Owlet Monitor Duo and Dream Duo offer the award-winning Sock Monitor offerings paired with the Owlet Cam offerings, combining the intelligence of our Sock Monitor offerings with high-definition video, offering parents the most complete picture of their baby’s sleep. The Owlet Monitor Duo is not available in the U.S. or Canada, and the Dream Duo is only available in the U.S.
•Accessories– Owlet's accessories product line includes the Owlet Sleeper, a wearable rayon blanket that encourages safe sleep, best for babies ages 3-6 months old, and an Owlet Sock Travel Case. The Owlet Sleeper features a full-length zipper for easy access during late night changes. The Owlet Travel Case provides travel and extra accident protection for our Owlet sock products while also keeping the components organized.

In addition to our existing offerings, we believe our development pipeline will provide us an opportunity to increase our total addressable market and customer lifetime value. We are designing these pipeline offerings to complement our existing suite of solutions and create a more connected and comprehensive digital parenting ecosystem.
Monitoring and Health Notifications Pipeline

•Sock Versions:
•Health Notifications with Dream Sock as an over-the-counter offering software as a medical device ("SaMD") — In December 2022, we submitted to the FDA a de novo classification request for certain features of the Dream Sock that are software-as-a-medical-device to offer over-the-counter heart rate and oxygen notifications (and displays) in conjunction with the existing Dream Sock sleep monitoring capabilities. The application requests marketing authorization for features that include both the display of heart rate and oxygen currently in the Dream Sock and additional notification features that are not currently in the Dream Sock.
•BabySat– Based on the Owlet Sock technology, the Owlet BabySat is under development as a medical device that would, if authorized by the FDA, be sold for prescription use only. The Owlet BabySat is designed to be able to be utilized by various telehealth platforms and is designed specifically for babies with diagnosed illnesses and health conditions. In October 2022, we submitted a 510(k) premarket notification to the FDA for a new prescription monitoring device for infants. The device, which we internally call Babysat, uses pulse oximetry technology and is intended to be prescribed by physicians to assist with the in-home monitoring of babies under a physician’s care. The device is designed to provide alerts to parents when their baby’s heart rate or oxygen saturation level (or SpO2) does not fall within prescribed ranges. We believe BabySat has the potential to provide significant advantages to the large, wired hospital monitoring technologies on the market today with its wireless, wearable form factor and cloud connected data integration designed for home use.
Platform Pipeline

We plan to complement our monitoring pipeline with our connected ecosystem pipeline to create a more unified digital parenting experience. We believe our strong brand and platform provide a strong position to develop adjacent products and services. For example, we plan to develop the Smart Crib, which would connect with our Sock Monitor offerings to understand a baby’s sleep cycles and would utilize automated motion technology to lull babies back to sleep when they wake up. As we develop additional products, we believe parents will increasingly rely on our connected ecosystem for digital parenting solutions.

In addition, Owlet has collected one of the largest data sets of infant health and sleep and we believe that data will be an invaluable tool in bridging the current gap of sleep and health at home. We will continue to develop our software and data in order to bring additional solutions into the home. One example in 2022 was the launch of our Predictive Sleep technology that uses the data collected from the sock and advanced algorithm work based on best sleep practices to predict the optimal sleep windows for each child individually. Many parents rely on online information which is time consuming and not tailored to the individual needs of their baby or they hire a sleep coach which is an expensive alternative. Through leveraging our data, we believe we can help bridge the gap and better democratize access to individualized care. We believe obtaining FDA marketing authorization and similar authorizations and certifications (as applicable) from foreign authorities and notified bodies for our Dream Sock with Health Notifications products and Owlet BabySat products will allow us to directly engage medical professionals to provide an end-to-end digital healthcare solution for our customers. After obtaining required marketing authorizations and certifications, we plan to use our data and customer relationship to build predictive health and sleep services that will better bridge the gap between the hospital and home.

Our Strategies
We are excited to expand the Company’s footprint, and we plan to execute the following strategies:
Achieve Adjusted EBITDA Break Even in 2023 - We are focused on achieving adjusted EBITDA break even by the end of 2023 and will continue to bring down operating expenses and variable marketing spend while growing our customer base. We believe that many of the elements from the Warning Letter that impacted Owlet’s financial condition in 2021 and 2022 are behind us.

Obtain Marketing Authorizations and Potentially Open the Door to Coverage and Reimbursement. If we are successful in obtaining marketing authorization from the FDA for the Owlet BabySat, we believe we could build further credibility for our platform with the medical community and help open new medical channels and markets. We are developing the Owlet Dream Sock with Health Notifications for healthy babies with no underlying medical conditions. We believe that FDA marketing authorization for either of these products would help open the door to expanded services. We also continue to work with foreign regulatory authorities on obtaining similar marketing authorizations, as needed, for our products.

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
Adding New Data-Driven Products to Expand the Digital Parenting Ecosystem. We are building a platform with the goal to be parents’ go-to brand in the areas of sleep, safety, health and well-being, from conception through kindergarten. We will remain focused on achieving profitability and obtaining FDA marketing authorization to commercialize our Dream Sock with Health Notifications and BabySat device which we believe will open the door to launch additional products and services to continue the expansion of our platform.
Leverage Brand to Expand into New Markets. While our existing primary market is the U.S., our mid to long-term goal is to continue to use our operating knowledge to successfully and meaningfully expand into new countries. We made substantial progress in 2022 with our expansion into Europe, Australia, and Korea and the opening of additional retail channels in those markets. We’ve also made substantial progress towards our applications to obtain medical device certification in the UK and EU and continue to maintain our MDSAP and ISO13485 certifications, passing several audits in 2022 which will allow us to commercialize medical devices in the UK and EU . As our retail penetration increases and brand awareness grows outside of the U.S., we intend to further leverage retail channels and locations to ensure efficient and strategic global customer acquisition in key markets in the future.
Our Users
The majority of our users are millennials, a brand-conscious and technological savvy generation, with annual income of $50,000 or more. These parents are more likely to be early technology adopters and have a high affinity towards actionable insight to care for their children. This is evidenced by the millions of downloads of the Owlet applications and increasing social media engagement across our multiple platforms.

Research and Development
We are committed to ongoing research and development to create new products and improve the design, operation, and quality of existing products. Our research and development organization includes individuals with expertise in fields including engineering, product design, clinical science, consumer electronics, and embedded software design. Our technical capabilities and commitment to innovation have allowed us to deliver significant product enhancements on a rapid development timeline, which we believe has helped us to support a compelling new product roadmap. In 2022 we were able to launch the Dream Sock, our new generation camera ("Cam 2"), a new sleep software system called Predictive Sleep and submit two applications to FDA. As we continue into 2023, we will continue to develop new software for our sock and cam products while preparing for the potential commercialization of our medical devices, BabySat and Dream Sock with Health Notifications, subject to receipt of FDA marketing authorization and similar foreign regulatory authorities marketing authorizations, and certifications from notified bodies. From designing innovative and groundbreaking products to employing sophisticated software with proprietary algorithms and backend support, we believe we have built a strong competitive moat and early-mover advantage over potential competition in the connected nursery field. We have a vast infant data set which leads to stronger insights and allows us to develop better products and services, which we believe in turn leads to happier users and drives product purchases.
Our current research and development efforts are focused on enhancing the customer experience of our existing products, while preparing for the potential commercialization of our medical devices.

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
We believe that the primary competitive factors in our market are:
•product quality and performance, including the size, quality, comfort, battery life, reliability, connectivity of the device to the application and/or monitor, and accuracy of our data provided to customers;
•customer purchasing experience;
•pricing;
•product support and service;
•effective marketing and education;
•brand recognition;
•breadth and depth of offerings;
•greater market penetration;
•technological innovation, product enhancements and speed of innovation
•FDA marketing authorizations and similar foreign regulatory authorities marketing authorizations and notified bodies certifications; and
•sales and distribution capabilities.
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

Owlet remains focused on developing the best consumer experience to empower parents with the right information at the right time. As we pursue marketing authorization from applicable regulatory authorities and certification from notified bodies, we believe Owlet could be positioned as a category leader with significant competitive barriers. Further expansion of our ecosystem synergies is also a focus.

Manufacturing
We rely on several third-party suppliers for single source components used in our devices, including the WiFi chips, microcontrollers, batteries, accelerometers, temperature sensors, plastics and circuit boards.
We follow strict quality guidelines, including a detailed risk-based audit plan following our ISO 9001 quality policy that dictates how often and to what degree we audit our suppliers. We check all quality, regulatory, and safety standards for products that our contract manufacturers make. We deploy a robust manufacturer and supplier selection process including site audits, tooling design and setup quotes, open book pricing, quality specifications, and vendor guides. The Smart Sock and Dream Sock are currently manufactured at ISO 13485 certified manufacturing sites. We received ISO 13485 and MDSAP certifications, as we work to implement the requirements applicable to medical device manufacturer quality management systems. We believe that third-party facilities will be adequate to meet our current and anticipated manufacturing needs. We do not currently plan to manufacture our products or any related components ourselves.

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
Government Regulation
Certain of our products or their features and our operations could be subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other federal and state authorities in the U.S., as well as comparable authorities in foreign jurisdictions. For example, certain of our products may be subject to regulation as medical devices in the U.S. under the FDCA, as implemented and enforced by the FDA.
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
510(k) Clearance Marketing Pathway
To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees and for medical device establishments.
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

Compliance with the general safety and performance requirements of the EU Medical Devices Regulation is a prerequisite for European Conformity Marking (CE mark) without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the general safety and performance requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility or metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer's quality system (notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

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

All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions (FSCAs) must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through EUDAMED – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until EUDAMED is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply. Manufacturers are required to take FSCAs, which are defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. A serious incident is any malfunction or deterioration in the characteristics or performance of a device on the market (e.g., inadequacy in the information supplied by the manufacturer, undesirable side-effect), which, directly or indirectly, might lead to either the death or serious deterioration of the health of a patient, user, or other persons, or to a serious public health threat. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

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

In the EU, regulatory authorities have the power to carry out announced and, if necessary, unannounced inspections of companies, as well as suppliers and/or sub-contractors and, where necessary, the facilities of professional users. Failure to comply with regulatory requirements (as applicable) could require time and resources to respond to the regulatory authorities' observations and to implement corrective and preventive actions, as appropriate. Regulatory authorities have broad compliance and enforcement powers and if such issues cannot be resolved to their satisfaction can take a variety of actions, including untitled or warning letters, fines, consent decrees, injunctions, or civil or criminal penalties.

Brexit and Regulation of Medical Devices in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Protocol on Ireland/Northern Ireland, EU laws generally apply to Northern Ireland. On February 27, 2023, the United Kingdom (UK) Government and the European Commission reached a political agreement on the “Windsor Agreement” which is likely to lead to further amendments to the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings in its operation. These proposed changes need to be codified and agreed by the respective parliaments of the UK and EU before taking effect.

The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. In addition, new legislation such as the EU Medical Devices Regulation is not applicable in Great Britain.

The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

The EU-UK Trade and Cooperation Agreement (TCA) came into effect on January 1, 2021. The TCA does not specifically refer to medical devices but does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). For medical devices that are locally manufactured but use components from other countries, the “rules of origin” criteria will need to be reviewed.

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA) has become the sovereign regulatory authority responsible for Great Britain. New regulations require all medical devices to be registered with the MHRA, and since January 1, 2022, manufacturers based outside the UK have been required to appoint a UK responsible person that has a registered place of business in the UK to register devices with the MHRA.

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices. The MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive), in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform medical devices regulation and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the Government has recently confirmed that this date has been postponed until July 2024. Devices which have valid a valid certificate issued by EU notified bodies under the EU Medical Devices Regulation (or EU Medical Devices Directive) are subject to transitional arrangements. In its consultation response, the MHRA indicated that the future regulations in Great Britain will allow medical devices with valid certification to continue being placed on the market in Great Britain under the CE mark until either the certificate expires or for five years after the new regulations take effect, whichever is sooner. Following these transitional periods, it is expected that all medical devices will require a UK Conformity Assessment (UKCA) mark. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to the regulations coming into force. However, from July 2024, products which do not have existing and valid certification under the EU Medical Devices Regulation (or EU Medical Devices Directive) and are therefore not subject to the transitional arrangements will be required to carry the UKCA mark if they are to be sold into the market in Great Britain. UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in Great Britain and continues to be based on EU law.

Under the terms of the Ireland/Northern Ireland Protocol, Northern Ireland follows EU rules on medical devices, including the EU Medical Devices Regulation, and medical devices marketed in Northern Ireland require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU notified body, in which case a CE mark is required before placing the device on the market in Northern Ireland. Alternatively, if a UK approved body conducts such assessment, a 'UKNI' mark is applied and the device may only be placed on the market in Northern Ireland and not the EU.

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
Coverage and Reimbursement
With respect to our current products, including the Dream Sock and Owlet Cam, we utilize a direct-to-consumer model where consumers purchase our products directly from us or one of our retailers. Currently, these products are not covered or reimbursed by any third-party payor. We are actively developing a strategy to enable healthcare providers to obtain reimbursement for products for which we successfully obtain FDA authorization or similar authorization or certification in foreign jurisdictions, including the BabySat, or the services associated with such products. However, this new strategy may not be successful as payors may refuse to provide coverage and reimbursement for these products even if we obtain FDA authorization or similar authorization or certification in foreign jurisdictions.
Sales of any product that we may develop and for which we may obtain marketing authorization or certification from the FDA and/or comparable foreign regulatory authorities or notified bodies depend, in part, on the extent to which such product or services associated with such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product or services associated with such product by third-party payors. Even though a new product may have been cleared or otherwise authorized, or certified for commercial distribution by the FDA, foreign regulatory authorities or notified bodies, we may find limited demand for the product unless and until reimbursement approval has been obtained from governmental and private third-party payors.
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
In the U.S., the implementation of the Affordable Care Act, or ACA, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The ACA included, among other things, incentives to programs that increase the federal government’s comparative effectiveness research and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the ACA expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, reduced Medicare payments to providers, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments, which began in 2019, that are based on various performance measures and physicians’ participation in alternative payment models, such as accountable care organizations.
We expect additional state, federal or foreign healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal, state or foreign governments will pay for healthcare products and services, which could result in reduced demand for our products for which we obtain marketing authorization or certification or additional pricing pressure.

In the EU, similar developments may affect our ability to profitably commercialize our products, if certified. In December 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
Data Privacy and Security Laws
Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the U.S., numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Anti-Bribery and Corruption Laws
We may also be subject to similar anti-corruption legislation implemented in Europe through EU Member State laws and under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions.
Intellectual Property
Since inception, we have been methodical around our intellectual property strategy. We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2022, we had 68 issued patents (with numerous others pending) and 51 registered trademarks. Our patents include utility patents covering technology ranging from placement of electrodes to the base of the baby monitor. We have foreign patents and patent applications pending in the EU, Australia, Canada, and China. Our issued patents with claims generally directed to an infant sock comprised of a sensing device in a sleeve in the sock and a strap are expected to expire in the U.S. in 2032 and in China in 2035. Our issued patents with claims generally directed to placement of fabric electrodes and assembly of such are each expected to expire in the U.S., the EU, Australia, China and Canada in 2038. Pending applications in the aforementioned countries will have expiration dates between 2034 and 2040. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
Ayla Subscription Agreement
In May 2014, we entered into a subscription agreement with Ayla Networks, Inc. (“Ayla”), pursuant to which Ayla has granted us a non-exclusive, royalty free license to certain cloud services and product software used in our Smart Sock product and to support the transfer of data to the cloud and back to Owlet and the customer.
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
Under the agreement, we paid an initial license fee of $25,000 plus a low-single digit dollar amount per device license fee to access TUTK’s services (“UID”). The UID cost per unit is subject to change at any time by our mutual agreement but shall not increase by more than a low single-digit percentage per year. We also pay certain negotiated services fees to TUTK, which are also subject to a low single digit percentage increase.
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
Environmental Matters
Our operations, properties and products are subject to a variety of U.S. and foreign environmental laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous materials and waste and remediation of releases of hazardous materials. We believe, based on current information, that we are in material compliance with environmental laws and regulations applicable to us. However, our failure to comply with present and future requirements under these laws and regulations, or environmental contamination or releases of hazardous materials on our leased premises, as well as through disposal of our products, could cause us to incur substantial costs, including clean-up costs, personal injury and property damage claims, fines and penalties, costs to redesign our products or upgrade our facilities and legal costs, or require us to curtail our operations, any of which could seriously harm our business.
Human Capital Resources
As of December 31, 2022, we had 106 full-time employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.
We believe our innovation and operational excellence stems directly from the diversity in our community and our common commitment to equity, inclusion, and equal access to healthcare. As of December 31, 2022, over 45% of our employees were women and over 27% were from minority groups.

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

Risks Related to Our Business and Operations

We have a limited operating history.

We were organized in 2014 and began selling our Smart Sock in 2015, our Owlet Cam in 2018, and launched our Dream Sock in January 2022. Accordingly, we have a limited operating history, which makes an evaluation of our future prospects difficult. Our operating results have fluctuated in the past, and we expect our future quarterly and annual operating results to fluctuate as we focus on increasing the demand for our products and services. We may need to make business decisions that could adversely affect our operating results, such as modifications to our pricing strategy, business structure or operations.

We have not been profitable to date, and operating losses could continue, which could materially and adversely affect our business, financial condition and results of operations, including our ability to continue as a going concern.

The success of our business depends on our ability to increase revenues to offset expenses. We experienced year over year revenue declines in 2022 compared to 2021, and since our inception, we have incurred recurring operating losses, generated negative cash flows from operations, and financed our operations principally through equity investments and borrowings. Those factors, coupled with our current cash balance and noncompliance with one of our revenue covenants, raise substantial doubt as to our ability to continue as a going concern.

Any measures we undertake to address these financial conditions may not be successful. For example, we have undertaken cost-saving measures and implemented a company-wide restructuring program, which significantly reduced our employee headcount and is expected to reduce our operating spend and improve cost efficiency. These cost-saving and restructuring actions include reductions in consulting and outside services and marketing programs and prioritizations and sequencing of research and development projects.

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

We have experienced fluctuations in the growth of our business and anticipate this will continue. If we fail to manage our growth effectively, our business could be materially and adversely affected.

Prior to the receipt of the Warning Letter described below, we experienced rapid growth. For example, our revenue increased from $54.4 million for the nine months ended September 30, 2020 to $78.4 million for the nine months ended September 30, 2021, and the number of our full-time employees increased from 111 as of December 31, 2020 to 200 as of December 31, 2021. Following receipt of the Warning Letter, our revenue decreased from $75.2 million for the year ended December 31, 2021 to $69.2 million for the year ended December 31, 2022. Further, as part of a restructuring program implemented in the third quarter of 2022 to increase cost efficiencies across the organization, we commenced a workforce reduction of 74 employees, and as of December 31, 2022 the number of our full-time employees decreased to 106. We anticipate that fluctuations in the growth of our business will continue as we adapt our plans and strategies to changing business and macroeconomic conditions.

Fluctuations in our growth have placed significant demands on our management, financial, operational, technological and at the time of other resources, and we expect that such fluctuations will continue to place significant demands on our management and other resources and will require us to continue developing and improving our operational, financial and other internal controls. Any growth strategy that we may decide to execute will require that we:
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

Rapid growth increases the challenges involved in addressing these goals in a cost-effective or timely manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, we also expect to continue to incur additional legal, accounting, and other expenses as a public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our common stock and warrants.

We are also highly dependent on our senior management, other key officers, our engineers, marketing and field sales team, and may be increasingly dependent on healthcare and clinical specialists for the sale of any medical devices we may market, if approved. We face significant competition for talent from other healthcare, technology and high-growth companies, which include both large enterprises and privately-held companies. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, we may not be able to hire new employees quickly enough to meet our needs and fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees.

We may not successfully execute or achieve the expected benefits of our restructuring program and other cost-saving measures we may take in the future, and our efforts may result in further actions and may materially and adversely affect our business, financial condition and results of operations.

In July 2022, we implemented a company-wide restructuring program designed to position the Company for long-term profitable growth by prioritizing the sell-through of our products to end consumers, obtaining required marketing authorizations from applicable regulatory authorities and certifications from notified bodies and managing our liquidity. The program included streamlining our organizational structure in response to current business conditions, reducing our operating expenses and conserving our cash resources. The restructuring program was based on various estimates, assumptions and forecasts, which were subject to known and unknown risks and uncertainties, including but not limited to assumptions regarding cost savings, cash burn rate, access to restricted cash, gross profit improvements and effectiveness of reduced marketing spend. Accordingly, we face risks of not being able to fully realize the cost savings, enhanced liquidity and other benefits anticipated from the restructuring program. Additionally, implementation of any cost-saving initiatives or cash preservation strategies may be costly and disruptive to our business, the expected costs and charges may be greater than we forecasted, and the estimated cost savings may be lower than we forecasted. If we don't pay our vendors timely, they may cease providing services or products that we need to operate our business.

We will need to raise additional capital in the future in order to execute our strategic plan, which may not be available on terms acceptable to us, or at all.

We have experienced recurring losses from operations and negative cash flows from operations, and we expect to continue operating at a loss for the foreseeable future. As of December 31, 2022, we had an accumulated deficit of $222.8 million and cash and cash equivalents of $11.2 million. Year over year declines in revenue, our low, current cash balance, recurring operating losses, and negative cash flows from operations since inception raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued.

While we were able to announce the closing of a private equity offering in February 2023 which provided an infusion of capital of $30.0 million and as of March 27, 2023 we were able to amend our existing debt and line of credit held by Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (“SVB”), we anticipate needing to raise additional capital to fund our future operations in order to remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. Failure to secure additional funding may require us to modify, delay or abandon some of our planned future development, or to otherwise enact further operating cost reductions, which could have a material adverse effect on our business, operating results, financial condition and ability to achieve our intended business objectives.

Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our consolidated financial statements included in this Report do not include any adjustments to reflect the possible inability to continue as a going concern within one year after the date of the filing of this Report. If we are unable to continue as a going concern, you could lose all or part of your investment.

We maintain the majority of our cash and cash equivalents in accounts with primarily SVB, and our deposits at SVB exceed insured limits. Recently, we have worked closely with SVB during its announced March 2023 reconstitution as a FDIC bridge bank and its sale to First Citizens Bank & Trust Company. SVB has publicly confirmed that its depositors will have access to their funds in this process and we have also recently completed an amendment to our Third Amended and Restated Loan and Security Agreement in order to have SVB waive certain events of default, defer payments and improve our access to borrowing on our line of credit. While we anticipate that SVB shall continue to operate as a division of First Citizens, there could be risks in this transition. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

We will still need additional funding to fund our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings, or by other means. Our future capital requirements will depend on many factors, including:

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
•costs associated with any adverse market conditions or other macroeconomic factors;
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

We ceased distribution of the Smart Sock in the U.S. in October 2021 following receipt of a Warning Letter from the FDA, and we will not be able to market and sell the Smart Sock with the same features and claims unless and until we receive marketing authorization from the FDA. Moreover, although we launched a new product called the Dream Sock in the U.S. without the notification features that were the subject of the Warning Letter, the FDA asserted that the Dream Sock has certain features that classify it as a medical device that requires FDA marketing authorization.

On October 1, 2021, we received a Warning Letter from the FDA in which the FDA asserted that the Smart Sock is a medical device requiring marketing authorization from the FDA due to its marketing and functionality in measuring blood oxygen saturation and pulse rate, and providing an alarm to notify users that these measurements are outside of preset values.  Prior to receipt of the Warning Letter, we were dependent on sales of the Smart Sock in the U.S. for a majority of our revenue and expected to continue to be dependent for the foreseeable future. Following receipt of the Warning Letter, we ceased distribution of the Smart Sock in the U.S., and we have been in communications with the FDA regarding our plans to pursue marketing authorization for the notification features that were the subject of the Warning Letter.  Although the FDA has not requested or required that we recall Smart Sock products that had already been distributed prior to our decision to cease distribution, we cannot assure you that the FDA’s position regarding a recall will not or cannot change. Any such recall could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in our efforts to obtain marketing authorization from the FDA for the features of the Smart Sock that the FDA has asserted are medical device features requiring marketing authorization, and even if we do, it may take significantly longer than we anticipate. The FDA marketing authorization process can be expensive, lengthy and uncertain. For example, the process of pursuing and obtaining clearance of a premarket notification under Section 510(k) of the FDCA, also known as a 510(k) clearance, usually takes from three to 12 months, but can take longer. The process of obtaining marketing authorization via a de novo classification can be more costly and uncertain than the 510(k) clearance process and can often take over a year from the time the application is submitted to the FDA. Despite the time, effort and cost, a device may not obtain marketing authorization by the FDA. Any delay or failure to obtain necessary regulatory marketing authorizations would harm our business. Furthermore, even if we are granted such marketing authorization, it may include significant limitations on the uses, which may limit the potential commercial market for the device.

Although we have ceased distribution of the Smart Sock in the United States, we have launched and are marketing a new product, the Dream Sock, which we did not believe would be regulated by the FDA as a medical device based on the device's functionality and claims, including that the device does not have the Smart Sock’s notification features. The FDA informed us that the FDA believes that although sleep quality and tracking functions for healthy infants within the Dream Sock are not device functions, certain features of the Dream Sock – namely its display of pulse rate and blood oxygen saturation, even without any notifications or alarms when those measures fall outside preset values – are medical device features requiring marketing authorization. We advised the FDA of our plan to submit a de novo classification request for marketing authorization with respect to the Dream Sock’s heart rate and oxygen displays, along with certain new features not currently offered for the Dream Sock (namely, notifications or alarms when these measures fall outside of preset values) and we submitted this application in December 2022. The FDA indicated to us that it does not anticipate the need for enforcement action pending a decision on the marketing application, which was submitted timely, provided that the FDA does not determine that a change in enforcement approach is appropriate, for reasons such as if new information changes the FDA’s assessment of the risk or if the marketing application is deleted or withdrawn by us. Despite our timely submission, if the FDA changes its enforcement approach to the Dream Sock or if we are unable to obtain marketing authorization, we may be required to recall product that has already been distributed or otherwise cease distribution of or otherwise be restricted from selling the product as currently designed with these specific display features until after marketing authorization from the FDA has been received. We could also be subject to regulatory enforcement action. In addition, we may be required to modify the product’s functionality or limit our marketing claims for the product, whether or not we obtain such marketing authorization. In any such event, our business could be substantially harmed.

If any governmental authority or notified body were to require marketing authorization or similar certification for any product that we sell, we could be subject to regulatory enforcement actions and/or be required to cease selling or recall the product pending receipt of marketing authorization or similar certification from such other governmental authority or notified body, which can be a lengthy and time-consuming process, harm financial results and have long-term negative effects on our operations.

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

For example, in addition to our communications with the FDA, the Medicines and Healthcare products Regulatory Agency (“MHRA”), the regulatory authority responsible for the United Kingdom (“UK”) medical device market, has asserted that the Smart Sock requires certification by a notified body and subsequent registration as a medical device in the UK, but has indicated it will allow us to continue to market the Smart Sock in the UK while we are working towards that certification and registration, as long as we are progressing on that certification with our notified body and providing monthly updates to MHRA. Our efforts may be unsuccessful, and we may not be able to obtain such certification and may not be able to register the Smart Sock as a medical device, at which point we would be required to cease marketing the Smart Sock in the UK. In addition, Owlet has been corresponding with the Medical Devices Directorate, Canada's medical device regulatory authority within Health Canada, regarding the device classification requirements of the Smart Sock and Dream Sock. As a result of these exchanges, Owlet ceased selling and advertising the Smart Sock in Canada on December 10, 2021. Currently, the Company is in the process of exchanging information regarding the Dream Sock, which is being sold in Canada, for device classification purposes under Canadian regulation.

Obtaining authorization or certification to sell the Smart Sock or Dream Sock as medical devices is a time-consuming and costly process and we may be precluded from selling these products if we are required to obtain marketing authorization, such as a clearance or approval, or other certification. If granted, a marketing authorization or certification could require conditions to sale, such as a prescription requirement. If regulatory authorities require such marketing authorization, including clearance or approval, or other certifications for the products that we sell, we could be subject to regulatory enforcement action, time-consuming and costly marketing authorization and certification application processes, or required to cease selling or to recall the product in the corresponding jurisdiction pending receipt of such marketing authorization or certification. We also could be required to modify the product’s functionality or limit our marketing claims for the product, whether or not we obtain such marketing authorization or other required certification. In any such event, our business could be substantially harmed.

Our products rely on mobile applications to function and we rely on Apple’s App Store and the Google Play Store for distribution of our mobile applications.

Our products rely on the installation of our mobile applications to function properly. We develop mobile applications on Apple’s iOS platform and Google’s Android platform. Our customers download our mobile applications on Apple’s App Store and the Google Play Store. The App Store and Google Play Store are controlled entirely by Apple and Google, respectively. Mobile applications on the iOS platform are subject to approval by Apple and mobile applications on the Android platform are subject to approval by Google. The terms and policies for maintenance of existing applications and the approval process of new applications are very broad and subject to interpretation and frequent changes, and Apple and Google have complete control over the approval or removal of each mobile application submitted to or offered on their respective platforms. If either Apple or Google changes its standard terms and conditions for maintaining or approving mobile applications in a way that is detrimental to us or decide to remove our mobile applications from their stores, it will be much more difficult or may not be possible for users to install the mobile applications and receive updates to the mobile applications, and our current or future products may cease to function as intended. Apple has informed us that it will remove our mobile applications from the App Store in any country in which any Owlet product requires marketing authorization or certification from any governmental authority or notified body. As a result, we have designed a new mobile application called the Dream App that is currently available for Dream Sock and Owlet Cam users in the U.S. on the App Store and Google Play Store. However, in the event that Apple determines the Dream App implicates the functionalities and claims that the FDA asserted rendered the Smart Sock a medical device in the Warning Letter, Apple may remove the Dream App from the App Store. If Apple removes the Dream App from the App Store or Google removes the Dream App from the Google Play Store, our Dream Sock and Dream Duo products would not function as intended, and we may be required to recall our products, issue refunds and accept returns, and we may be subject to costly litigation.

A substantial portion of our sales comes through a limited number of retailers.

Historically, we have relied on a limited number of retailers for a substantial portion of our total sales. For example, sales through our top three retail customers represented 50% of our revenue for the year ended December 31, 2021 and 46% for the year ended December 31, 2022. These retailers work with us on a non-exclusive basis. If we are unable to establish, maintain or grow these relationships over time, or if these relationships grow more slowly than we anticipate, we are likely to fail to recover these costs and our operating results will suffer. The loss of any significant retail customer, whether or not related to our business or our products or services, could have an impact on the growth rate of our revenue as we work to obtain new retail customers or replacement relationships. Contracts with retailers may typically be terminated or renegotiated before their term expires for various reasons, subject to certain conditions. For example, after a specified period, certain of our contracts are terminable for convenience by such retailers, subject to a notice period. Additionally, certain contracts may be terminated immediately by the retailer if we go bankrupt or if we fail to comply with certain specified laws. Any renegotiation of the commercial agreements may result in less favorable economic terms for us. Retailers may also consolidate their operations, reducing the overall number of locations in which they sell our products and services. Historically, we have had retail customers declare bankruptcy and stop operations, negatively affecting our sales and business. If regulatory actions such as the Warning Letter we received in October 2021 regarding the regulatory status of the Smart Sock are threatened or taken against us or our products, retailers may stop carrying our products. After this Warning Letter, U.S. retailers suspended U.S. sales of the Smart Sock and Owlet Monitor Duo. In response to the Warning Letter, our retail customers have returned or are returning existing inventory of the Smart Sock and Owlet Monitor Duo. Such returns have had, and may continue to have, a material adverse effect on our business, financial condition and results of operations.

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

Our distributors and retail customers typically stock and maintain their own inventories of Owlet products and sell a large portion of those products through to our end consumers. Substantially all of our revenues in 2022 were derived from product sales, and we recognize revenue when control of goods and services is transferred to customers, such as upon product shipment to our distributors and retailers.

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

We currently rely on a single manufacturer for the assembly of our Smart Sock and Dream Sock products and a single manufacturer for the assembly of our Owlet Cam. We will likely rely on single manufacturers for future products we may develop. If we encounter manufacturing problems or delays, we may be unable to promptly transition to alternative manufacturers and our ability to generate revenue will be limited.

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

Our portfolio of products and services continues to expand, and we are investing significant resources to enter into, and in some cases create, new markets for these products and services. We are continuing to invest in sales and marketing resources to achieve market acceptance of these products and services, but our technologies may not achieve general market acceptance. New products and services, such as the Dream Sock, may also fail to achieve the market acceptance that our existing products and services, such as the Smart Sock, have historically achieved.

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

We must successfully manage introductions of new or advanced products, such as the BabySat and our Dream Sock with Health Notifications, and services, such as the development of our software platform. Development of new products and services requires the expenditure of considerable time and resources, but we may not be able to successfully develop and introduce such products on a timely basis, or at all. Products and services that are not well-received by the market may lead to excess inventory and discounting of our existing products and services. Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs and the sale of inventory at discounted prices, may affect our gross margin and could impair the strength of our brand. Reserves and write-downs for rebates, promotions and excess inventory are recorded based on our forecast of future demand. Actual future demand could be less than our forecast, which may result in additional reserves and write-downs in the future, or actual demand could be stronger than our forecast, which may result in increased shipping costs and a reduction to previously recorded reserves and write-downs in the future and increase the volatility of our operating results.

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

Many consumers find our website, www.owletcare.com by searching for baby products and services through internet search engines or from word-of-mouth and personal recommendations. A critical factor in attracting visitors to our website is how prominently we are displayed in response to search queries. Accordingly, we use search engine marketing as a means to provide a significant portion of our customer acquisition. Search engine marketing includes both paid website visitor acquisition on a cost-per-click basis and visitor acquisition on an unpaid basis, often referred to as organic or algorithmic search.

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

Our success is dependent in large part upon our ability to maintain and enhance our reputation and brand. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to actions taken (or not taken) with respect to social, environmental, and community outreach initiatives, the personal conduct of individuals actually, or perceived to be associated, with our brand, and our growth or rebranding strategies. We are heavily dependent on customers who use our products and services, in particular our Smart Sock, to provide good reviews and word-of-mouth recommendations to contribute to the growth of our brand and reputation. Customers who are dissatisfied with their experiences with our products and services or services may post negative reviews. We may also be the subject of blog, forum or other media postings that include statements that create negative publicity. If the FDA or other regulatory body makes public its determination that any of our products is a medical device that is not in compliance with applicable requirements, such as occurred in the FDA’s October 1, 2021 Warning Letter with respect to the Smart Sock, or takes some other public action such as issuing a public enforcement action or recommending or mandating a recall, customers may react negatively and stop purchasing or recommending our products or services, or may demand refunds. Any negative reviews or publicity, whether real or perceived, disseminated by word-of-mouth, by the general media, by electronic or social networking means or by other methods, could harm our reputation and brand and could severely diminish consumer confidence in our products and services.

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

We expect the industry in which we operate will continue to evolve and may be significantly affected by new product introductions and other market activities of industry participants. Certain potential competitors have substantially greater capital resources, larger product portfolios, larger user bases, larger sales forces and greater geographic presence, and have built relationships with retailers and distributors that may be more effective than ours. Our products and services face additional competition from companies developing products and services for use with third-party monitoring systems, as well as from companies that currently market similar products and services of their own and may face further pressure from technology companies that have not historically operated in our industry.

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

Global health developments and economic uncertainty resulting from COVID-19 have adversely impacted, and may continue to adversely impact, our business, results of operations, cash flows and financial position.

Our operations, revenues and overall financial condition have been, and may continue to be, negatively impacted by the fear of exposure to or actual effects of the COVID-19 pandemic, or by reactions of the private sector, governments and the public in an effort to contain the spread of COVID-19 or variants of COVID-19 or address its impacts. This includes, but is not limited to, disruption of global financial markets, a recession or market correction, unemployment rates, disruption to global supply chains, facilities closures and production suspensions.

The extent to which these events may continue to impact our business, financial condition, cash flows and results of operations will depend on factors beyond our knowledge or control, including the duration and severity of any outbreak of COVID-19 and any variant strains thereof, as well as third-party or governmental actions taken to contain its spread and mitigate its public health effects.

The overall economic impact brought by and the duration of the COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, affecting our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the any outbreaks of COVID-19 or variants thereof could materially affect our business and the value of our common stock. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the U.S. which may continue even after the pandemic subsides. The occurrence of any such events may lead to reduced disposable income which could adversely affect the number of our products and services sold after the pandemic has subsided.

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

Additionally, in the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. In November 2021, we and certain of our executive officers and directors were named as defendants in two pending purported securities class action lawsuits. The complaints were filed on behalf of all investors who: (a) purchased the Company’s common stock between March 31, 2021 and October 4, 2021; or (b) held common stock in SBG as of June 1, 2021, and were eligible to vote in the Special Meeting held on July 14, 2021. The complaints alleged that we and certain executive officers and directors made false and/or misleading statements and failed to disclose certain information regarding the FDA’s likely classification of the Smart Sock as a medical device requiring marketing authorization. These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could have a material adverse effect on our business, financial condition, results of operations or stock price.

Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on IT systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information of customers and our employees and contractors. However, our IT systems and those of our those of our users, customers, partners, suppliers and third-party service providers are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon IT systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. For example, we have been and in the future may be the target of phishing and other scams and attacks. We have not always been successful in detecting these attacks, and while we have not experienced any significant loss or material expense as a result of these cybersecurity attacks or other information security breaches, there can be no assurance that we will not suffer additional attacks or incur material financial consequences or expense in the future. As a result of the COVID-19 pandemic and the continued hybrid work environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

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

Our ability to effectively manage and maintain our internal business information, and to ship products and provide services to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning system and other IT systems. Portions of our IT systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In addition, interfaces between our products and services and our customers’ computer networks could provide additional opportunities for cybersecurity attacks on us and our customers. The failure of these systems to operate or integrate effectively with other internal, customer, supplier or third-party service provider systems and to protect the underlying IT system and data integrity, including from cyberattacks, intrusions or other breaches or unauthorized access of these systems, or any failure by us to remediate any such attacks or breaches, may also result in damage to our reputation or competitiveness, delays in product fulfillment and reduced efficiency of our operations, and could require significant capital investments to remediate any such failure, problem or breach, all of which could adversely affect our business, financial condition and results of operations. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

We currently host our products and services, serve our customers and support our operations in the U.S. primarily from third-party data and call centers and other cloud-based services. For example, we rely on cloud services and bespoke software services provided by Ayla Networks for our Dream Sock and Smart Sock products to support the transfer of data to the cloud and back to us and the user. Additionally, we rely on the data transfer services of ThroughTek to enable video viewing access for the Owlet Cam. We do not have control over the operations of the services or the facilities of any of those providers. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. We may not be able to easily switch our cloud operations to another cloud provider if there are disruptions or interference with such providers.

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

Our manufacturers extend credit to us and may revoke that credit. We use that credit to scale operations and increase production of our products. If our manufacturers revoke our credit, it could adversely affect our ability to meet demand for our products and adversely affect our business, financial condition and results of operations. Given the concentration of our manufacturing providers, their willingness to provide credit and support our business is critical for our long-term growth, and losing that credit could create material adverse impact on our operations.

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

Our loan and security agreement with Silicon Valley Bank, now a division of First Citizens Bank & Trust Company, contains various affirmative and negative covenants and restrictions that limit our ability to engage in specific types of transactions, including:
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
In addition, under the loan and security agreement, we are required to satisfy and maintain certain financial ratios, including financial maintenance covenants. A breach of any of these ratios or covenants, including as a result of events beyond our control, would result in a default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding under the loan and security agreement immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. While as of March 27, 2023, we were able to amend our existing debt and line of credit held SVB to have SVB waive certain stated events of default under that agreement and expand our access to capital, we cannot assure that in the future we will always be able to satisfy and maintain all bank covenants. As of December 31, 2022, $8.0 million in aggregate principal amount was outstanding under the loan. See Part II. Item 8. "Financial Statements and Supplementary Data - Note 7," included in this Report.

Changes in tax laws may impact our future financial position and results of operations.

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

As previously reported, in connection with the re-issuance of our consolidated financial statements as of and for the fiscal year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. These identified material weaknesses in our internal control over financial reporting continued to exist as of December 31, 2022. Further, during the year ended December 31, 2022, we identified additional material weaknesses to our internal control over financial reporting.

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
•We did not design and maintain effective controls over the accounting for the accuracy and existence of inventory, nor controls which verified the completeness and accuracy of accrued liabilities. Each of these material weaknesses resulted in immaterial adjustments that were recorded as out-of-period adjustments within the year ended December 31, 2022.
•We did not design and maintain effective controls over the accounting for convertible preferred stock and warrant arrangements. Further, we did not design and maintain effective controls to verify the completeness and accuracy of sales returns and accrued sales tax. Each of these material weaknesses resulted in material adjustments to several account balances and disclosures in the consolidated financial statements as of and for the year ended December 31, 2019. The sales returns material weakness also resulted in immaterial adjustments to revenue and accrued and other expenses as of and for the year ended December 31, 2022.
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

Additionally, each of the material weaknesses described above could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected.

See Part II. Item 9A. "Controls and Procedures" included in this Report for a discussion of our remediation plan to address these material weaknesses.

As a public company, we are required pursuant to Section 404(a) of the Sarbanes-Oxley Act, subject to certain exceptions, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment needs to include disclosure of any material weaknesses identified by our management in internal control over financial reporting. Once we cease to be an emerging growth company, our independent registered public accounting firm will also be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act, to attest to the effectiveness of our internal control over financial reporting in each annual report on Form 10-K to be filed with the SEC. We are required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources. We are in the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our testing and any required remediation in a timely fashion.

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

During the year ended December 31, 2022, the FDA informed the Company that certain features of the Dream Sock – namely its display of pulse rate and blood oxygen saturation are medical device features requiring marketing authorization. The Company advised the FDA of its plan to submit a de novo classification request for marketing authorization, which was submitted by the Company in December 2022 and accepted for substantive review by the FDA. The FDA has indicated that it does not anticipate the need for enforcement action pending a decision on the marketing application. If the FDA changes its enforcement approach to the Dream Sock pending the FDA’s review and decision on the application, or if the FDA does not grant marketing authorization for these features, we may be required to recall product or otherwise be restricted from selling the product as currently designed with these specific display features until after FDA marketing authorization has been received.

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

In addition, we believe that some of the products we plan to market could be subject to an FDA enforcement discretion policy, meaning that even if the products are medical devices, they are not subject to FDA premarket or post-market regulatory requirements. For example, the FDA has established a compliance policy for certain products that may fall within the definition of a medical device, but that are intended for only “general wellness use” and present a low risk to the safety of users and other persons. The FDA defines a “general wellness use” to be (i) an intended use that relates to maintaining or encouraging a general state of health or a healthy activity, or (ii) an intended use that relates the role of healthy lifestyle with helping to reduce the risk or impact of certain chronic diseases or conditions and where it is well understood and accepted that healthy lifestyle choices may play an important role in health outcomes for the disease or condition. The FDA identifies sleep management – such as a product intended to track sleep trends – as an intended use of a product that falls within a general wellness use, provided that the product claims do not make reference to any diseases or conditions. Specifically, the FDA has issued guidance explaining that for such low-risk products, FDA does not intend to examine whether the product constitutes a medical device, and if the product is a medical device, whether the product complies with the premarket review and post-market regulatory requirements of the FDCA. As such, if a medical device falls within the definition of a “low risk general wellness product,” the product may nevertheless be subject to enforcement discretion under the FDA’s compliance policy for such products, meaning that the FDA will not enforce its medical device authorities with respect to that product. To the extent that we pursue the marketing of any products as a “low risk general wellness product,” the FDA may disagree that the product qualifies and may determine that the product is a medical device requiring marketing authorization. If the FDA makes this determination with respect to any product that we believe is a device but qualifies for enforcement discretion, we could be required to cease commercial distribution of the product or recall the product pending receipt of any required marketing authorization, and we could be subject to enforcement action, litigation, and negative publicity as a result, any of which could materially, adversely affect our business.

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

Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In the EU, notified bodies must be officially designated to certify products and services in accordance with the MDR. While several notified bodies have been designated the COVID-19 pandemic has significantly slowed down their designation process and the current designated notified bodies are facing a large amount of requests with the new regulation as a consequence of which review times have lengthened although a new regulation amending the EU MDR was recently adopted in March 2023, extending existing transitional provisions. This situation could significantly impact the ability of notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business in the EU and EEA (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland).

We are expanding into international markets, and we will be required to obtain and maintain regulatory authorizations, including clearances or approvals, or other certifications in order to commercialize certain of our products in certain international markets. Failure to obtain such regulatory authorizations or certifications in relevant foreign jurisdictions may prevent us from marketing medical device products abroad.

We currently market and intend to continue to market our products and services internationally. We expect certain of our pipeline products to be regulated as medical devices, and we have received communications from certain regulatory authorities inquiring as to the regulatory status of our Smart Sock, and whether such product is regulated as a medical device in such jurisdictions. In these communications, some regulatory authorities have asserted that the Smart Sock is a medical device that must comply with medical device requirements in those jurisdictions. For example, Health Canada, Canada's medical device regulatory authority, has also determined that the Smart Sock meets the definition of a medical device that requires a medical device license. We plan to pursue a medical device license for the Smart Sock from Health Canada.

In addition, the MHRA, the regulatory authority responsible for the UK medical device market, has asserted that the Smart Sock requires certification by a notified body and subsequent registration as a medical device in the UK, but has indicated it will allow us to continue to market the Smart Sock in the UK while we are working towards that certification and registration, as long as we are progressing on that certification with our notified body and providing monthly updates to MHRA. We plan to pursue such certification and registration for the Dream Sock with Health Notifications in the UK, but we may not be able to obtain certification by a notified body and subsequent registration as a medical device in the UK, at which point we may be required to cease marketing the Smart Sock in the UK, unless the MHRA grants us an extension.

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

In order to sell medical devices in the EU, products must comply with the general safety and performance requirements of the EU Medical Devices Regulation (2017/745 or “MDR”). Compliance with these requirements is a prerequisite to be able to affix the European Conformity (“CE”) mark to medical devices, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the MDR including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to any medical devices, which would prevent us from selling them within the EU. These modifications are likely to have an effect on the way we conduct our business in the EU. For example, as a result of the transition towards the new regime, notified body review times have lengthened, and product future introductions or modifications could be delayed or canceled despite the new regulation extending the existing transitional provisions, which could adversely affect our ability to grow our business and our future products. The aforementioned EU rules are generally applicable in the EEA. Non-compliance with the above requirements would also prevent us from selling medical devices in these countries.

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

Following Brexit, EU laws no longer apply directly in Great Britain. The regulations on medical devices in Great Britain continue to be based largely on the three EU Directives which preceded the EU MDR, as implemented into national law. However, under the terms of the Protocol on Ireland/Northern Ireland, the EU MDR does apply to Northern Ireland. Consequently, there are currently different regulations in place in Great Britain as compared to both Northern Ireland and the EU, respectively. Ongoing compliance with both sets of regulatory requirements may result in increased costs for our business.

Furthermore, the UK Government is currently drafting amendments to the existing legislation which is likely to result in further changes to the Great Britain regulations in the near future. For example, subject to transitional periods for validly-certified devices, the new Great Britain regulations are likely to require medical devices placed on the Great Britain market to be “UKCA” certified by a UK approved body in order to be lawfully placed on the market. The UK Government has stated that the amended regulations are likely to apply from July 2024; understanding and ensuring compliance with any new such requirements is likely to lead to further complexity and increased costs to our business. If there is insufficient UK approved body capacity, there is a risk that our product certification could be delayed which might impact our ability to market products in Great Britain after the respective transition periods.

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

Moreover, failure by us or one of our manufacturers or suppliers to comply with applicable statutes and regulations administered by the FDA or comparable regulatory bodies could result in, among other things, any of the following:
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

From time to time, legislation is drafted and introduced that could significantly change the regulatory frameworks governing our products and services. In addition, regulations and guidance are often revised or reinterpreted by the government agency in ways that may significantly affect our business or products and services. FDA requirements related to digital health have evolved over time as the FDA has gained additional experience with these kinds of products and modified its approach to regulation in light of changes to its statutory authority. For example, in 2016, the 21st Century Cures Act was enacted to, among other things, amend the FDCA to remove certain software functions from the definition of a “device.” The FDA also issued guidance in 2016, which was updated in 2019, establishing a policy of enforcement discretion for certain low risk general wellness products, including certain such products with software functions. The FDA’s approach to digital health continues to evolve, and the FDA continues to publish new guidance on its approach to software as a medical device, including, most recently in September 2022. Any new statutes, regulations, or policies, or revisions or reinterpretations of existing statutes, regulations, or policies, including those in the digital health area, may increase our costs or subject us to additional regulation or the need for marketing authorization or similar certification requirements for our products, or may lengthen review times of certain products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute such products.

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

For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act (“CPRA”) generally went into effect on January 1, 2023 in California and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Connecticut, Utah and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA, including in relation to use, collection, analysis, and transfer (including cross-border transfer) of such personal data. The law is also developing rapidly and, in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the U.S. by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-U.S. Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 2020 have taken a restrictive approach to international data transfers. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business. The GDPR imposes strict obligations on the ability to process health-related and other personal data of individuals within the EEA, including in relation to use, collection, analysis, and transfer (including cross-border transfer) of such personal data. The law is also developing rapidly and, in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the U.S.

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

To the extent we market any medical devices or other healthcare products and services, our relationships with healthcare customers, physicians, and third-party payors may be subject, directly or indirectly, to federal, state and foreign healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. These laws may impact, among other things, our proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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

With respect to our current products, including the Dream Sock, Smart Sock and Owlet Cam, we utilize a direct-to-consumer model where consumers purchase our products directly from us or one of our retailers. Currently, these products are not covered or reimbursed by any third-party payor. We are actively developing a strategy to enable healthcare providers to obtain reimbursement for products for which we successfully obtain FDA authorization and similar foreign authorization or certification (when applicable), including for BabySat, or the services associated with such products. However, this new strategy may not be successful as payors may refuse to provide coverage and reimbursement for these products even if we obtain FDA authorization and similar foreign authorization or certification (when applicable).

In the U.S., healthcare providers who may purchase these products generally rely on third-party payors, including Medicare, Medicaid and private health insurance plans, to pay for all or a portion of the cost of our products. To contain costs of new technologies, governmental healthcare programs and third-party payors are increasingly scrutinizing new and existing medical devices by requiring extensive evidence of favorable clinical outcomes. To the extent we market any medical devices, are successful in obtaining FDA marketing authorization to the extent applicable, and third-party payors determine that our products are medically necessary and clinically effective, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Third-party payors regularly update reimbursement amounts and may also revise the methodologies from time to time used to determine reimbursement amounts. This includes routine updates to payments to physicians for services provided. These updates could directly impact the demand for our products in the event our products or services using our products are covered and/or reimbursed by third-party payors. Although we believe that healthcare providers may be able to bill third-party payors using existing Current Procedural Terminology (“CPT”) codes for the remote monitoring of patients using products for which we obtain FDA authorization, including the initial set-up and patient education on the use of such products, their inability to obtain adequate reimbursement from third-party payors may adversely affect our business.

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

Changes in the healthcare industry in the U.S. and abroad could adversely affect the demand for our potential medical devices and the way in which we conduct our business. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), enacted in 2010, required most individuals to have health insurance, established new regulations on health plans, created insurance-pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. Since its enactment, there have been legislative, executive and judicial challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures, if any, will impact our business.

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

We anticipate that the government will continue to scrutinize the medical device industry closely, and any new regulations or statutory provisions could result in delays or increased costs during the periods of product development, clinical trials and regulatory review and marketing authorization or certification, as applicable, as well as increased costs to assure compliance. For instance, in December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment (“HTA”), amending Directive 2011/24/EU, was adopted. While the regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation which entered into force in January 2022 intends to boost cooperation among EU member states in assessing health technologies, including some medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

We rely on our trademarks, logos, and trade names to distinguish our products and services from the products and services of our competitors and have registered or applied to register many of these trademarks. There can be no assurance that our trademark applications will be approved. While we generally apply for trademarks in those countries where we intend to sell our products and services, we may not accurately predict all of the countries where registered trademarks will be desirable. We may also fail to register appropriate localized versions of our trademarks. If we fail to timely file for a trademark application in a country, we may be precluded from doing so at a later date and our ability to sell products and services using our existing brands in such countries could ultimately be restricted. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, there can be no assurance that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks or will be successful in enforcing our trademarks. If competitors or other third parties use similar trademarks for similar products and services, the value and recognition of our brand and trademarks may be diluted or diminished.

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
•conversion of our outstanding Series A Convertible Preferred Stock and exercise of our outstanding warrants, and the resale of such shares into the market;
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

An active, liquid trading market for our common stock may not be sustained.

There can be no assurance that we will be able to maintain an active trading market for our common stock on the NYSE or any other exchange. On November 29, 2022, we were notified by the NYSE that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30-trading-day period. Under NYSE rules, we have a period of six months from receipt of the NYSE Notification or our 2023 annual meeting of stockholders to cure the stock price deficiency and regain compliance with the NYSE’s continued listing standards. The notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. We informed the NYSE that we intend to cure the deficiency and to return to compliance with the NYSE continued listing requirements. If an active market for our common stock is not maintained, or if we fail to satisfy the continued listing standards of the NYSE for any reason and our common stock is delisted, it may be difficult for our stockholders to sell their common stock without depressing the market price for our common stock, or at all. Further, an inactive trading market may also impair our ability to raise capital by selling our securities or to attract and motivate employees through equity incentive awards.

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

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we will incur increased legal, accounting and other expenses that we did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to compliance and may not effectively or efficiently manage our operation as a public company.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including, for example, severely diminished liquidity and credit availability, rising interest and inflation rates, crises involving banking and financial institutions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our suppliers or other third-party providers may not survive an economic downturn or recession. As a result, our business, results of operations and price of our common stock may be adversely affected.

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, patients, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. Expectations regarding the management of ESG initiatives continues to evolve rapidly. While we may from time to time engage in various initiatives (including but not limited to voluntary disclosures, policies, or goals) to improve our ESG profile or respond to stakeholder expectations, we cannot guarantee that these initiatives will have the desired effect. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, even if we are effective at addressing such concerns, we may experience increased costs as a result of executing upon our sustainability goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition. In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, under certain circumstances, our loan and security agreement preclude us from paying dividends, and the terms of our Series A Convertible Preferred Stock preclude us from paying dividends without the consent of the holders of at least a majority of the outstanding shares of Series A Convertible Preferred Stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

The redemption of our outstanding Series A Convertible Preferred Stock on or after February 17, 2028 may require us to make a significant cash payment.

At any time from and after February 17, 2028, the holders of at least a majority of our then outstanding shares of Series A Convertible Preferred Stock may specify a date and time or the occurrence of an event by vote or written consent that all, and not less than all, of such outstanding shares will automatically be: (i) converted into shares of common stock at the conversion rate then in effect, (ii) subject to certain exceptions and limitations, redeemed for an amount per share of Series A Preferred Stock equal to the liquidation preference of $1,000 per share plus all accrued or declared but unpaid dividends as of the redemption date and time or (iii) a combination of the foregoing.

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

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (b) December 31, 2025; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
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

You may only be able to exercise our public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.

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

62

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company (the "Warrant Agreement"), as warrant agent, and us. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or curing, correcting or supplementing any defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the interests of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the rights of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.

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

63

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market information for Common Stock

Our common stock and our publicly traded warrants to purchase our common stock are listed on the NYSE under the symbols “OWLT” and “OWLT WS”, respectively.
Holders of Record

As of April 3, 2023, there were 143 holders of record. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy

We have never declared or paid dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business, and therefore do not expect to pay any dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness, including our current loan and security agreement. Additionally, the terms of our Series A Convertible Preferred Stock preclude us from paying dividends without the consent of the holders of at least a majority of the outstanding shares of Series A Convertible Preferred Stock. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Sales of Unregistered Equity Securities

We did not have any sales of unregistered equity securities during the year ended December 31, 2022.

Purchases of Equity Securities

We did not repurchase shares of our common stock during the three months ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report (this "Report"). This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our results may differ materially from those currently described in the sections entitled "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" disclosed in this Report. Throughout this Item 7, unless otherwise noted, "we", "us", "our" and the "Company" refer to Owlet Baby Care Inc. and its consolidated subsidiary before the Merger transaction with Sandbridge Acquisition Corporation and to Owlet, Inc. and its consolidated subsidiaries after the Merger transaction with Sandbridge Acquisition Corporation.
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

2023 Private Placement Financing

On February 17, 2023, the Company consummated a sale of newly issued Series A Convertible Preferred Stock ("Series A Preferred Stock") and warrants to purchase its Class A common stock ("2023 Private Placement Warrants") involving participation from new and existing investors, for aggregate gross proceeds of $30.0 million.

Pursuant to the terms of the definitive agreements, Owlet issued shares of Series A Preferred Stock that are convertible into approximately 61.2 million shares of common stock. Each purchaser also received a warrant to purchase 180% of the number of shares of common stock into which their Series A preferred stock is convertible. The 2023 Private Placement Warrants have a per share exercise price of $0.333 and are exercisable by the holder at any time on or before February 17, 2028.

NYSE Notification

On November 29, 2022, we received notice (the “NYSE Notification”) from the New York Stock Exchange (“NYSE”) indicating that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”) because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. The NYSE Notification does not result in the immediate delisting of our common stock from the NYSE. We have notified the NYSE of our intent to cure the stock price deficiency and return to compliance with the NYSE continued listing standards. Under NYSE rules, we have until six months from receipt of the NYSE Notification or our 2023 annual meeting of stockholders to cure the stock price deficiency and regain compliance with the NYSE’s continued listing standards. Our common stock will continue to be listed and trade on the NYSE during this cure period, subject to our compliance with other NYSE continued listing standards. If our common stock is delisted, it may be difficult for our stockholders to sell their common stock without depressing the market price for our common stock, or at all. See Part I, Item 1A. “Risk Factors—An active, liquid trading market for our common stock may not be sustained” in this Report.

Components of Operating Results

Revenues

We recognize revenue primarily from products and the associated mobile applications. Revenues are recognized when control of goods and services is transferred to customers in an amount that reflects the consideration expected to be received by us in exchange for those goods and services. Substantially all of the Company's revenues were derived from product sales.

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

Interest Expense from Contingent Beneficial Conversion Feature. Interest expense from contingent beneficial conversion feature relates to a charge associated with the contingent beneficial conversion feature described in Part II. Item 8. "Financial Statements and Supplementary Data - Note 8," included in this Report.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated in millions (note that amounts within this Item 7 shown in millions may not sum due to rounding):

	For the years ended December 31,
	2022	2021
Revenues	$69.2	$75.8
Cost of revenues	45.9	40.8
Gross profit	23.3	35.1

Operating expenses:
General and administrative	41.5	32.3
Sales and marketing	38.5	37.1
Research and development	27.9	21.4
Total operating expenses	107.9	90.9
Operating loss	(84.6)	(55.8)
Other income (expense):
Interest expense, net	(1.1)	(1.8)
Interest expense from contingent beneficial conversion feature	—	(26.1)
Preferred stock warrant liability adjustment	—	(5.6)
Common stock warrant liability adjustment	6.3	15.7
Gain on loan forgiveness	—	2.1
Other income (expense), net	0.1	(0.3)
Total other income (expense), net	5.3	(15.9)
Loss before income tax provision	(79.3)	(71.7)
Income tax provision	0.0	0.0
Net loss and comprehensive loss	$(79.3)	$(71.7)

Revenues

	For the years ended December 31,		Change
(dollars in millions)	2022	2021	$	%
Revenues	$69.2	$75.8	$(6.6)	(8.8%)

Revenues decreased by $6.6 million, or 8.8%, from $75.8 million for the year ended December 31, 2021 to $69.2 million for the year ended December 31, 2022. The decrease was primarily due to lower sales of Owlet Sock products, impacted by lower consumer sell-through levels and retailers targeting lower inventory levels, reflecting macroeconomic conditions. Provisions for returns and chargeback allowances decreased significantly as compared to the prior year, primarily due to the impact of the FDA Warning Letter. During the fourth quarter of 2021 and for the year ended December 31, 2021, the Company recorded a contra-revenue adjustment of $23.2 million resulting from received and anticipated returns of the Smart Sock and Owlet Monitor Duo product from U.S. retailers. Customer discounts increased year over year, reflecting higher promotional activity for the introduction of the Dream Sock and in response to lower consumer sell-through levels.

Cost of Revenues and Gross Profit

	For the years ended December 31,		Change
(dollars in millions)	2022	2021	$	%
Cost of revenues	$45.9	$40.8	$5.1	12.5%
Gross profit	$23.3	$35.1	$(11.7)	(33.5%)
Gross margin	33.7%	46.2%

Cost of revenues increased by $5.1 million, or 12.5%, from $40.8 million for the year ended December 31, 2021 to $45.9 million for the year ended December 31, 2022. The increase was primarily due to cost inflation, including increased material, transportation, and hosting costs. Gross margin decreased from 46.2% for the year ended December 31, 2021 to 33.7% for the year ended December 31, 2022 primarily due to higher cost of revenues.

General and Administrative

	For the years ended December 31,		Change
(dollars in millions)	2022	2021	$	%
General and administrative	$41.5	$32.3	$9.2	28.5%

General and administrative expense increased by $9.2 million, or 28.5%, from $32.3 million for the year ended December 31, 2021 to $41.5 million for the year ended December 31, 2022. The increase was driven primarily by compensation expense, primarily share-based compensation, from additional general and administrative headcount and increased bad debt expense for certain distributor and retail customers.

Sales and Marketing

	For the years ended December 31,		Change
(dollars in millions)	2022	2021	$	%
Sales and marketing	$38.5	$37.1	$1.4	3.8%

Sales and marketing expense increased by $1.4 million, or 3.8%, from $37.1 million for the year ended December 31, 2021 to $38.5 million for the year ended December 31, 2022. The increase was primarily driven by increases in compensation expense, including share-based compensation, from additional sales and marketing headcount, substantially offset by decreases in digital advertising and marketing spend.

Research and Development

	For the years ended December 31,		Change
(dollars in millions)	2022	2021	$	%
Research and development	$27.9	$21.4	$6.5	30.2%

Research and development expense increased by $6.5 million, or 30.2%, from $21.4 million for the year ended December 31, 2021 to $27.9 million for the year ended December 31, 2022. These increases were primarily driven by an increase in compensation expense, including share-based compensation, from additional research and development headcount and an increase in consulting and outside services spend, including services associated with regulatory approval.

Other Income (Expense)

	For the years ended December 31,		Change
(dollars in millions)	2022	2021	$	%
Interest expense, net	$(1.1)	$(1.8)	$0.7	(37.7%)
Interest expense from contingent beneficial conversion feature	$—	$(26.1)	$26.1	(100.0%)
Preferred stock warrant liability adjustment	$—	$(5.6)	$5.6	(100%)
Common stock warrant liability adjustment	$6.3	$15.7	$(9.4)	(59.8%)
Gain on loan forgiveness	$—	$2.1	$(2.1)	(100%)
Other income (expense), net	$0.1	$(0.3)	$0.4	(125.2%)

For the year ended December 31, 2021, we recognized a gain of $2.1 million on the forgiveness of our SBA PPP loan.

For the year ended December 31, 2021, we recognized interest expense from the contingent beneficial conversion feature as a charge recorded at the date of the Merger, which is described in the notes to the consolidated financial statements in Item 8.

For the year ended December 31, 2021, we recognized a loss of $5.6 million resulting from the increase in the fair value of the preferred stock warrants prior to the Merger. We recognized a gain of $15.7 million and $6.3 million for the mark to market adjustment for common stock warrants resulting from the decrease in the fair value of the common stock warrants for the years ended December 31, 2021 and December 31, 2022, respectively.

Liquidity and Capital Resources

We have historically funded our operations primarily with proceeds from issuances of our convertible preferred stock, issuances of our common stock, borrowings under our loan facilities, issuances of convertible promissory notes, and sales of our products and services. In connection with the Merger, the Company raised $133.9 million net proceeds, which combined with the sale of products and services funded our operations from the date of the Merger through the year ended December 31, 2022. As of December 31, 2022, we had cash and cash equivalents of $11.2 million.

On February 17, 2023, the Company consummated a sale of newly issued Series A Preferred Stock and 2023 Private Placement Warrants for aggregate gross proceeds of $30.0 million, prior to deducting offering expenses.

The Series A Preferred Stock is convertible into common stock at the option of the holder at any time after February 17, 2023 and ranks, with respect to dividend rights, rights of redemption and rights upon a liquidation event, (i) senior to the common stock and all other classes or series of equity securities of the Company established after February 17, 2023, unless such shares or equity securities expressly provide that they rank in parity with or senior to the Series A Preferred Stock with respect to dividend rights, rights of redemption or rights upon a liquidation event, (ii) on parity with each class or series of equity securities of the Company established after the February 17, 2023, the terms of which expressly provide that it ranks on parity with the Series A Preferred Stock with respect to dividend rights, rights of redemption and rights upon a liquidation event and (iii) junior to each class or series of equity securities of the Company established after February 17, 2023, the terms of which expressly provide that it ranks senior to the Series A Preferred Stock with respect to dividend rights, rights of redemption and rights upon a liquidation event.

At any time from and after February 17, 2023, the holders of at least a majority of the then outstanding shares of Series A preferred stock may specify a date and time or the occurrence of an event by vote or written consent that all, and not less than all, of the outstanding shares of Series A preferred stock will automatically be: (i) converted into shares of common stock at the Conversion Rate, (ii) subject to certain exceptions and limitations, redeemed for an amount per share of Series A preferred stock equal to the liquidation preference of one thousand dollars per share, plus all accrued or declared but unpaid dividends as of the redemption date and time or (iii) a combination of the foregoing. The Series A Preferred Stock has a liquidation preference of $1,000.00 per share.

Subject to certain exceptions, upon the occurrence of a fundamental change, voluntary or involuntary liquidation, dissolution or winding-up of the Company, the Company will be required to pay an amount per share of Series A Preferred Stock equal to the greater of (i) one thousand dollars per share or (ii) the consideration per share of Series A Preferred Stock as would have been payable had all such shares been converted to common stock immediately prior to the liquidation event, plus, in each case, the aggregate amount of all declared but unpaid dividends thereon to the date of final distribution to the holders of Series A Preferred Stock.

Each purchaser also received a 2023 Private Placement Warrant to purchase 180% of the number of shares of common stock into which their Series A Preferred Stock is convertible. The 2023 Private Placement Warrants have a per share exercise price of $0.333 and are exercisable by the holder at any time on or before February 17, 2028. The 2023 Private Placement Warrants also provide for an exercise on a cash or cashless net exercise basis at any time after February 17, 2023 and will be automatically exercised on a cashless basis if not exercised prior to the expiration of the five-year term. Upon a fundamental change or other liquidation event, the 2023 Private Placement Warrants will automatically net exercise if not exercised before the consummation of such event.

On March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. On March 12, 2023, the Secretary of the Treasury, the chair of the Federal Reserve Board and the chairman of the FDIC released a joint statement related to the FDIC's resolution of the SVB receivership, which provided that all depositors would have access to all their money starting March 13, 2023. As of the date of this Annual Report, all cash deposited with SVB by the Company has been accessible by the Company.

Funding Requirements and Going Concern

In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Since inception, the Company has experienced recurring operating losses and generated negative cash flows from operations, which have resulted in an accumulated deficit of $222.8 million and $143.4 million as of December 31, 2022 and December 31, 2021, respectively, and negative cash flows from operations of $81.4 million and $40.6 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Year over year declines in revenue, the low, current cash balance, recurring operating losses, and negative cash flows from operations since inception raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As the Company continues to address these financial conditions, management has undertaken the following actions:

•The Company consummated a sale of newly issued Series A Convertible Preferred Stock ("Series A preferred stock") and warrants to purchase its common stock ("2023 private placement warrants") involving participation from new and existing investors, for aggregate gross proceeds of $30.0 million.

•As described in Note 7, in March 2023 the Company further amended its financing arrangement with SVB, under which the principal payments on the term note will be deferred until September 2023. This most recent amendment also revised the financial covenants for future periods.

•During the year ended December 31, 2022, the Company undertook restructuring actions, which included significantly reducing employee headcount and reducing operating spend, significantly reducing run-rate expenses existing the quarter ended December 31, 2022.

We have not generated sufficient cash flows from operations to satisfy our capital requirements. There can be no assurance that the Company will generate sufficient future cash flows from operations due to potential factors, including but not limited to inflation, recession, reduced demand for the Company’s products, or the FDA's denial of the Company's de novo classification request for marketing authorization. If revenues further decrease from current levels, the Company may be unable to further reduce costs, or such reductions may limit our ability to pursue strategic initiatives and grow revenues in the future.
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

Loan and Security Agreement with Silicon Valley Bank

On November 23, 2022, the Company entered into the Third Amended and Restated Loan and Security Agreement (the “LSA”) with Silicon Valley Bank. The LSA amended, restated and replaced in its entirety the prior Second Amended and Restated Loan and Security Agreement, dated April 22, 2020, and all prior amendments. On March 27, 2023, the Company entered into the first amendment to the LSA with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (the “SVB Amendment”), that (i) deferred certain payments of principal by the Company until September 1, 2023, (ii) had Silicon Valley bank waive certain stated events of default, (iii) to expand the eligibility of inventory and accounts that the Company can borrow against, (iv) to modify certain financial covenants required of the Company, and (v) certain other revisions in the first amendment.

Line of Credit

The LSA provides for a $17.5 million revolving line of credit (the “SVB Revolver”), with a reduced maximum availability of $10.0 million as of December 31, 2022. The SVB Revolver is an asset based lending facility subject to borrowing base availability which is limited by specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be impacted based upon the period's eligible accounts receivable and eligible inventory, and may be significantly lower than the maximum borrowing base availability.

The SVB Revolver facility matures and terminates on April 22, 2024. As of December 31, 2022, the SVB Revolver bore interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) 5.00% and (ii) the prime rate plus the prime rate margin, which is 1.25% or 1.75%, dependent upon the Company's liquidity, as defined by the LSA.

Term Loan

The LSA also provides for an $8.5 million term loan (the “Term Loan”), replacing the term loans made under the previous agreement, of which $8.0 million was outstanding as of December 31, 2022. The Term Loan amortizes with equal monthly installments of $500,000 and matures on October 1, 2024.

The Term Loan accrues interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) five and three-quarters percent (5.75%) and (ii) the prime rate plus the prime rate margin (as defined in the LSA), and such interest is payable (a) monthly in arrears, (b) on each prepayment date and (c) on the Term Loan Maturity Date. All outstanding principal and accrued and unpaid interest and all other Term Loan-related outstanding obligations shall become due and payable in full on the Term Loan maturity date.

As of December 31, 2022, the Company was in violation of its minimum net revenue requirement for the three months ended December 31, 2022. In March 2023, the Company further amended its financing arrangement with SVB, under which the principal payments on the Term Loan will be deferred until September 2023. This most recent amendment also revised the financial covenants for future periods.

If the Company is in violation of its covenants in future periods, SVB can elect to take certain actions, including terminating the line of credit and declaring the principal amount of the Term Loan and line of credit as immediately due and payable.

Financed Insurance Premium

In July 2022, the Company renewed its director and officer liability policies and entered into a new short-term commercial premium finance agreement with First Insurance Funding to be paid in eleven equal monthly payments, accruing interest at a rate of 4.40%. The remaining principal balance on the financed insurance premium was $2.4 million as of December 31, 2022.

Paycheck Protection Program Loan

In April 2020, we applied for and received proceeds from the U.S. Small Business Administration (‘‘SBA’’) Paycheck Protection Program (‘‘PPP’’) in the amount of $2.1 million, with SVB as lender for the loan (the ‘‘PPP Loan’’). Under the PPP, we applied for forgiveness for all of the PPP Loan. On June 15, 2021, we received forgiveness for the PPP loan for the full amount of $2.1 million of principal. As a result of the PPP loan being forgiven, we recognized a $2.1 million gain for the year ended December 31, 2021.

Cash Flows

The following table summarizes our cash flow (in millions):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(81.4)	$(40.6)
Net cash used in investing activities	(1.6)	(2.0)
Net cash provided by financing activities	(0.9)	120.6
Net change in cash and cash equivalents	$(83.8)	$78.0

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $81.4 million as compared to net cash used in operating activities of $40.6 million in the prior year. The change in operating cash flows was primarily driven by (i) a higher net loss, (ii) lower non-cash charges, net, primarily driven by the interest expense from contingent beneficial conversion features in the prior year, and (iii) cash used for net assets and liabilities, impacted by the payment of returns accrued as of December 31, 2021 from accepted and anticipated customer returns for products subject to the Warning Letter, which were paid during paid during the year ended December 31, 2022.

Investing Activities

For the year ended December 31, 2022, net cash used in investing activities decreased to $1.6 million from $2.0 million for the year ended December 31, 2021 due to lower capital expenditures.

Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities decreased to $0.9 million from $120.6 million for the year ended December 31, 2021, primarily driven by cash provided from the reverse recapitalization and PIPE financing in the prior year.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition as they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. For a summary of the Company’s significant accounting policies, estimates, and methods used in the preparation of the consolidated financial statements, see Part II. Item 8. "Financial Statements and Supplementary Data” - Note 2.

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

Sales return rates, excluding the impact of regulatory actions, have been sufficiently predictable to allow us to estimate expected future returns. We review the actual returns in our direct to consumer channels as a percentage of sales to determine the historical rate of return. The historical rate of return is used as a basis for estimating future returns based on current sales. The sales return estimate can be affected by the release of new products and changes to sales channels. Actual returns may vary from estimates if we experience a change in actual sales returns or exchange patterns due to unanticipated changes in products, competitive pressures, or regulatory actions.

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

In evaluating the ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined to not be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such a determination is made. As of December 31, 2022 and December 31, 2021, we recorded a full valuation allowance on our deferred tax assets.

Uncertain tax positions are recorded when it is more likely than not that a given tax position would not be sustained upon examination by taxing authorities. Based on positions taken in our tax filings, we concluded that there are no significant uncertain tax positions requiring disclosure as of December 31, 2022 and December 31, 2021, and that there are no material amounts of unrecognized tax benefits. Our policy for recording interest and penalties related to income taxes, including uncertain tax positions, is to record such items as a component of the provision for income taxes.

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

We anticipate that we will remain an EGC under the JOBS Act until the earliest of (i) December 31, 2025, (ii) the last date of our fiscal year in which we have total annual gross revenues of at least $1.235 billion, (iii) the date on which we are deemed to be a ‘‘large accelerated filer’’ under the rules of the SEC, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Owlet, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Owlet, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt About the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company, since inception, has experienced recurring losses from operations and generated negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
April 6, 2023
We have served as the Company’s auditor since 2020.

Owlet, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

Assets	December 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$11,231	$95,054
Accounts receivable, net of allowance for doubtful accounts of $3,013 and $403, respectively	15,958	10,468
Inventory	18,515	17,980
Prepaid expenses and other current assets	5,558	12,313
Total current assets	51,262	135,815
Property and equipment, net	1,108	1,870
Right of use assets, net	2,260	—
Intangible assets, net	2,279	1,696
Other assets	1,195	666
Total assets	$58,104	$140,047
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$30,432	$27,765
Accrued and other expenses	19,984	31,730
Current portion of deferred revenues	1,148	1,061
Line of credit	4,685	—
Current portion of long-term debt	10,353	8,534
Total current liabilities	66,602	69,090
Long-term debt, net	—	7,993
Noncurrent lease liability	1,162	—
Common stock warrant liability	724	7,061
Other long-term liabilities	251	712
Total liabilities	68,739	84,856
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 115,388,135 and 112,996,568 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	12	11
Additional paid-in capital	212,111	198,602
Accumulated deficit	(222,758)	(143,422)
Total stockholders’ equity (deficit)	(10,635)	55,191
Total liabilities and stockholders’ equity (deficit)	$58,104	$140,047

The accompanying notes are an integral part of these consolidated financial statements.

2

Owlet, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	For the years ended December 31,
	2022	2021
Revenues	$69,202	$75,842
Cost of revenues	45,889	40,784
Gross profit	23,313	35,058
Operating expenses:
General and administrative	41,547	32,339
Sales and marketing	38,489	37,084
Research and development	27,896	21,427
Total operating expenses	107,932	90,850
Operating loss	(84,619)	(55,792)
Other income (expense):
Interest expense, net	(1,104)	(1,772)
Interest expense from contingent beneficial conversion feature	—	(26,061)
Preferred stock warrant liability adjustment	—	(5,578)
Common stock warrant liability adjustment	6,337	15,745
Gain on loan forgiveness	—	2,098
Other income (expense), net	79	(313)
Total other income (expense), net	5,312	(15,881)
Loss before income tax provision	(79,307)	(71,673)
Income tax provision	(29)	(31)
Net loss and comprehensive loss	$(79,336)	$(71,704)
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(1.13)
Weighted average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	111,310,604	63,216,912
The accompanying notes are an integral part of these consolidated financial statements.

3

Owlet, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)

	Preferred Stock Series A (1)		Preferred Stock Series A-1 (1)		Preferred Stock Series B (1)		Preferred Stock Series B-1 (1)		Common Stock (1)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2020	26,157,622	$9,569	20,238,201	$14,083	12,366,306	$18,854	3,047,183	$4,682	22,118,619	$2	$3,707	$(71,718)	$(68,009)
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization (Note 3)	(26,157,622)	(9,569)	(20,238,201)	(14,083)	(12,366,306)	(18,854)	(3,047,183)	(4,682)	61,809,312	6	47,182	—	47,188
Conversion of convertible promissory notes to common stock in connection with the reverse recapitalization (Note 3)	—	—	—	—	—	—	—	—	4,633,507	1	7,121	—	7,122
Beneficial conversion feature of convertible promissory notes in connection with the reverse recapitalization (Note 3)	—	—	—	—	—	—	—	—	—	—	26,061	—	26,061
Conversion of preferred stock warrants and common stock warrants in connection with the reverse recapitalization (Note 3)	—	—	—	—	—	—	—	—	1,771,231	—	8,571	—	8,571
Reverse recapitalization transaction, net of fees	—	—	—	—	—	—	—	—	21,959,227	2	101,259	—	101,261
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	704,672	—	442	—	442
Stock-based compensation	—	—	—	—	—	—	—	—			4,259		4,259
Net loss	—	—	—	—	—	—	—	—	—	—	—	(71,704)	(71,704)
Balance as of December 31, 2021	—	$—	—	$—	—	$—	—	$—	$112,996,568	$11	$198,602	$(143,422)	$55,191
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	816,866	—	258	—	258
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	—	—	1,324,812	1	—	—	1
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	—	—	249,889	—	359	—	359
Share-based compensation	—	—	—	—	—	—	—	—	—	—	12,892	—	12,892
Net loss	—	—	—	—	—	—	—	—	—	—	—	(79,336)	$(79,336)
Balance as of December 31, 2022	—	$—	—	$—	—	$—	—	$—	$115,388,135	$12	$212,111	$(222,758)	$(10,635)
(1) The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger, have been retrospectively adjusted as shares reflecting the exchange ratio of approximately 2.053 established in the Merger (see Note 3).

The accompanying notes are an integral part of these consolidated financial statements.
4

Owlet, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(79,336)	$(71,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,418	1,133
Share-based compensation	12,856	4,259
Bad debt expense	3,014	201
Write-down of inventory to net realizable value	646	1,581
Preferred stock warrant liability adjustment	—	5,578
Common stock warrant liability adjustment	(6,337)	(15,745)
Amortization of right of use assets	1,253
Gain on loan forgiveness	—	(2,098)
Interest expense from contingent beneficial conversion feature	—	26,061
Other adjustments, net	307	725
Changes in assets and liabilities:
Accounts receivable	(8,504)	(144)
Prepaid expenses and other assets	6,226	(10,493)
Inventory	(1,181)	(11,649)
Accounts payable and accrued and other expenses	(10,720)	32,117
Other, net	(1,022)	(378)
Net cash used in operating activities	(81,380)	(40,556)
Cash flows from investing activities
Purchase of property and equipment	(636)	(969)
Purchase of intangible assets	(929)	(1,051)
Net cash used in investing activities	(1,565)	(2,020)
Cash flows from financing activities
Proceeds from short-term borrowings	44,530	13,708
Payments of short-term borrowings	(40,026)	(21,194)
Proceeds from long-term borrowings	—	5,000
Payments of long-term borrowings	(6,000)	(1,000)
Proceeds from reverse recapitalization and PIPE financing, net of $0 and $11,610, respectively, of transaction costs	—	133,889
Payments for cash payout of stock options as result of the Merger (Note 3)	—	(9,890)
Other, net	618	108
Net cash provided by (used in) financing activities	(878)	120,621
Net change in cash and cash equivalents	(83,823)	78,045
Cash and cash equivalents at beginning of period	95,054	17,009
Cash and cash equivalents at end of period	$11,231	$95,054
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,075	$1,773
Supplemental disclosure of non-cash financing activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$47,188
Conversion of related party convertible notes to common stock	$—	$33,183
Common stock warrants received as part of the Merger (Note 3)	$—	$22,806
The accompanying notes are an integral part of these consolidated financial statements.

5

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

Food and Drug Administration Letter

On October 1, 2021, the Company received a Warning Letter, dated the same date (the “Warning Letter”), from the U.S. Food and Drug Administration (“FDA”) regarding the Smart Sock. The Warning Letter asserts that the Company’s marketing of its Smart Sock product in the U.S. renders the Smart Sock a medical device requiring premarket clearance or approval from the FDA, and that the Company has not obtained such clearance or approval in violation of the Federal Food, Drug, and Cosmetic Act. The Warning Letter is focused solely on the regulatory classification of the product in the U.S. as a result of the heart rate and oxygen notifications and related claims. Pursuant to the Warning Letter and in response to the request by the FDA to cease distribution of the Smart Sock in the U.S., the Company suspended distribution of the Smart Sock in the U.S. in October 2021. The suspension is specific to shipments by the Company to customers and retailers in the U.S. Operations in other countries remain unaffected. In response to the Warning Letter, several national retailers unilaterally suspended U.S. sales of the Smart Sock and Owlet Monitor Duo. During the fourth quarter of 2021, the Company agreed with certain customers and retailers to accept returns of the Owlet Smart Sock and Owlet Monitor Duo. The Company initiated distribution of a new sleep monitoring sock (the "Dream Sock") in December 2021 for a consumer launch in January 2022.

A refund liability of $4,958 and $20,145 has been accrued as of December 31, 2022 and 2021, respectively, for product returns related to the Warning Letter.

6

During the year ended December 31, 2022, the FDA informed the Company that certain features of the Dream Sock – namely its display of pulse rate and blood oxygen saturation are medical device features requiring marketing authorization. The Company advised the FDA of its plan to submit a de novo classification request for marketing authorization, which was submitted by the Company and accepted for substantive review by the FDA in December 2022. The FDA has indicated that it does not anticipate the need for enforcement action pending a decision on the marketing application. If the FDA changes its enforcement approach to the Dream Sock pending the FDA’s review and decision on the application, we may be required to recall product or otherwise be restricted from selling the product as currently designed with these specific display features until after FDA marketing authorization has been received.

Risks and Uncertainties

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Since inception, the Company has experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $222,758 as of December 31, 2022. During the years ended December 31, 2022 and 2021, we had negative cash flows from operations of $81,380 and $40,556, respectively. As of December 31, 2022, we had $11,231 of cash on hand.

Year over year declines in revenue, the low, current cash balance, recurring operating losses, and negative cash flows from operations since inception, in addition to the noncompliance with its debt covenant (see Note 7), raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As the Company continues to address these financial conditions, management has undertaken the following actions:

•As described further in Note 16, on February 17, 2023, the Company consummated a sale of newly issued preferred stock and warrants to purchase its common stock for aggregate gross proceeds of $30,000.

•As described in Note 7, in March 2023 the Company further amended its financing arrangement with SVB, under which the principal payments on the term note will be deferred until September 2023. This most recent amendment also revised the financial covenants for future periods.

•During the year ended December 31, 2022, the Company undertook restructuring actions, which significantly reduced employee headcount and will reduce operating spend. This includes the reduction of consulting and outside services, the reduction of marketing programs, and the prioritization of and sequencing of research and development projects. The Company recognized $1,448 of restructuring charges within operating expenses on the consolidated statements of operations for the year ended December 31, 2022. The restructuring charges consisted primarily of severance expense and related employee benefits, most of which was paid during the year. The Company does not expect to incur any additional expense related to the restructuring.

We have not generated sufficient cash flows from operations to satisfy our capital requirements. There can be no assurance that the Company will generate sufficient future cash flows from operations due to potential factors, including but not limited to inflation, recession, reduced demand for the Company’s products, or the FDA's denial of the Company's de novo classification request for marketing authorization. If revenues further decrease from current levels, the Company may be unable to further reduce costs, or such reductions may limit our ability to pursue strategic initiatives and grow revenues in the future.

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
7

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

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of December 31, 2022, substantially all of the Company's cash was held with Silicon Valley Bank and exceeded federally insured limits. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. On March 12, 2023, the Secretary of the Treasury, the chair of the Federal Reserve Board and the chairman of the FDIC released a joint statement related to the FDIC's resolution of the Silicon Valley Bank receivership, which provided that all depositors would have access to all their money starting March 13, 2023. As of the issuance date of these financial statements, all cash deposited with Silicon Valley Bank by the Company has been accessible by the Company.
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

Inventory

Inventory includes material and third-party assembly costs. Inventory is recorded at the lower of cost or net realizable value, with cost being determined using the weighted average cost method. The Company reviews inventory for excess supply, obsolescence, and valuations above estimated realizable amounts, and writes down inventory to net realizable value when net realizable value does not exceed cost. Substantially all of the Company's inventory consisted of finished goods as of December 31, 2022 and 2021.

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

Intangible Assets Subject to Amortization

Intangible assets subject to amortization consist of patents, trademarks, software development costs, and content film production costs and are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. The Company recognized $41 of impairment charges during the year ended December 31, 2022 to fully impair content-related intangible assets no longer in use. The Company did not recognize any impairment charges for intangible assets during the year ended December 31, 2021. Intangible assets
8

were $2,279, net of accumulated amortization of $206 as of December 31, 2022 and $1,696, net of accumulated amortization of $329, as of December 31, 2021. Patents and trademarks are amortized over ten years using the straight-line method. Film production costs are amortized over three years using the individual-film-forecast-computation method.

The Company’s software development costs relate to applications to be provided to its customers as part of the integrated hardware and application experience and are expensed as incurred until the preliminary project stage has been completed and application development begins. The Company discontinues capitalization upon entering the post-implementation stage and expenses ongoing maintenance and support costs. Capitalized software development costs were $1,873 and $1,101 as of December 31, 2022 and 2021, respectively. The Company's internally developed software capitalized within intangible assets on the balance sheet is still in development and not ready for general release. As such, the Company has not recognized any amortization for the years ended December 31, 2022 and 2021.

Leases

The Company leases its office space and certain equipment under operating leases. As described in Note 5, the Company adopted the new lease accounting standard on January 1, 2022 using the modified retrospective transition method. For leases that contain rent escalation or rent concession provisions, under both methods the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease. For periods ending prior to January 1, 2022, the Company recorded the difference between the rent paid and the straight-line rent as a deferred rent liability in the consolidated balance sheets. Balance sheets for all dates after January 1, 2022 reflect right of use ("ROU") assets and lease liabilities, as more fully described in Note 5.

Revenue Recognition

The Company generated substantially all of its revenues from the sale of its hardware products, primarily the Owlet Dream Sock, Owlet Cam and Owlet Monitor Duo. As discussed in Note 1, the Company suspended distribution of the Owlet Smart Sock in the United States during October 2021 pursuant to the Warning Letter and request by the FDA. The Company initiated distribution of Owlet Dream Sock in December 2021 for a consumer launch in January 2022. Owlet Smart Sock is currently sold in international markets.

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
9

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

Cost of Revenues

Cost of revenues consists of product costs, including contract manufacturing, shipping and handling, depreciation of tooling and manufacturing equipment, warranty replacement, fulfillment costs, rework costs, warehousing, hosting, and write-downs of excess and obsolete inventory.

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

10

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
•Risk-free rate — The estimate of the risk-free rate is based on the average of the published five and seven year US Treasury Bond rates, as of the date of grant, to align with the expected life.

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
•Risk-free rate — The estimate of the risk-free rate is based on the average of the published five and seven year US Treasury Bond rates, as of the date of grant, to align with the expected life.
•Fair value of underlying common stock — As the Company’s common stock was not publicly traded, the fair value was determined by the Board of Directors with input from management and contemporaneous independent third-party valuations.
Marketing and Advertising

Marketing and advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. Marketing and advertising expenses were $26,226 and $27,086 for the years ended December 31, 2022 and December 31, 2021, respectively.
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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-operating gain or loss in the consolidated statements of operations and comprehensive loss. For the period during which the Company's common stock was publicly traded, the fair value of the Public Warrants was based on quoted prices in an active market (see Fair Value Measurements), and the fair value of the Private Placement Warrants was estimated based on the quoted market price of the Public Warrants as the Company determined that the Private Placement Warrants are economically equivalent to the Public Warrants. For the period during which the Company's common stock was not publicly traded, the fair value of the warrants was estimated
11

using the Black-Scholes option pricing model, which requires assumptions and judgments. Refer to Note 12 for further discussion on fair value considerations.

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
The carrying value of the Company’s accounts receivable, accounts payable, accrued expenses, and short-term debt approximate their fair value due to the short period of time to maturity or repayment.

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

The Company believes that it has appropriate support for the income tax positions taken on its tax returns, and that its accruals for tax liabilities are adequate for all open tax years, which include 2019-2022, based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter. Uncertain tax positions are recorded when it is more likely than not that a given tax position would not be sustained upon examination by taxing authorities. The Company’s policy for recording interest and penalties related to income taxes, including uncertain tax positions, is to record such items as a component of the provision for income taxes. The Company files income tax returns in the U.S. federal jurisdiction and certain state and local jurisdictions.

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

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. For a period in which the Company reports a net loss, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

12

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), related to leases to increase transparency and comparability among organizations by requiring the recognition of right of use assets obtained in exchange for lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted the new guidance as of January 1, 2022. See Note 5 for the impact of adoption on these consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as the elimination of exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments, and tax basis step-up in goodwill obtained in a transaction that is not a business combination. The Company adopted ASU 2019-12 in the first quarter of 2022. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by removing major separation models required under current guidance. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since released various amendments including ASU No. 2019-04 and ASU No. 2022-02. The guidance modifies the measurement of expected credit losses on certain financial instruments. This guidance will be effective for annual reporting periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements and disclosures.
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
13

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
•All shares of SBG's Class B common stock which were held by Sandbridge Acquisition Holdings LLC, the independent directors, and an advisor of Sandbridge (“Founder Shares”) automatically converted to 5,750,000 shares of Owlet common stock, of which 2,807,500 shares are subject to vesting and forfeiture (the “earnout shares") (see Note 11).
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
2.Includes 2,807,500 Earnout Shares which were outstanding but remained subject to price-based performance vesting terms as described in Note 11.
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
14

as general and administrative expense recognized in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021.
Note 4. Certain Balance Sheet Accounts

Property and Equipment, net

Property and equipment consisted of the following as of:

	December 31, 2022	December 31, 2021
Tooling and manufacturing equipment	$2,731	$2,333
Furniture and fixtures	639	579
Computer equipment	660	625
Software	106	213
Leasehold improvements	29	26
Total property and equipment	4,165	3,776
Less accumulated depreciation and amortization	(3,057)	(1,906)
Property and equipment, net	$1,108	$1,870

Depreciation and amortization expense on property and equipment was $1,264 and $987 for the years ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, the Company allocated $807 and $610, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment and software to cost of revenues.

Accrued and Other Expenses

Accrued and other expenses included accrued sales returns of $6,756 and $21,179 as of December 31, 2022 and December 31, 2021, respectively. As described in Note 1, $4,958 and $20,145 of the accrued sales returns was attributable to returns resulting from the Warning Letter as of December 31, 2022 and 2021, respectively.

Changes in accrued warranty were as follows:

	For the Year Ended December 31,
	2022	2021
Accrued warranty, beginning of period	$661	$924
Provision for warranties issued during the period	526	584
Settlements of warranty claims during the period	(475)	(847)
Accrued warranty, end of period	$712	$661

Note 5. Leases

The new lease standard was adopted on January 1, 2022 using the modified retrospective transition method. Prior periods were not retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under the transition guidance and did not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company also elected the practical expedients to exclude right of use assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet date, and to combine lease and non-lease components for property leases, which primarily relate to ancillary expenses such as common area maintenance charges and management fees.

Leases are determined at inception by assessing whether the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Owlet's leases primarily consist of leases for
15

corporate offices and have remaining lease terms of approximately 2 years, with options for renewal. Renewal and termination options have not been included in the lease terms, as it is not reasonably certain that such options will be exercised. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Owlet uses its incremental borrowing rate, based on the information available at the lease commencement date, to determine the present value of lease payments. Upon adoption, Owlet recorded lease assets and lease liabilities of approximately $3,003 and $3,764, respectively, which did not have a net impact on the consolidated statements of cash flows. The lease assets were adjusted for deferred rent, lease incentives, and prepaid rent, which were recorded as a decrease to accrued and other expenses and other long-term liabilities for the amounts of $234 and $527, respectively. There were no finance leases as of adoption or during the year ended December 31, 2022.

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

The impact of the new lease standard on the December 31, 2022 consolidated balance sheet was as follows:

December 31, 2022
Right of use assets, net	$2,260

Accrued and other expenses	$2,105
Noncurrent lease liabilities	1,162
Total lease liabilities, net	$3,267

Weighted average remaining lease term	1.7 years

Weighted average discount rate	6.3%
Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs were $1,492 for the year ended December 31, 2022, which included immaterial amounts related to short-term and variable lease costs.

Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$1,231
Right of use assets obtained in exchange for new operating lease liabilities	$530

The following table shows the future maturities of lease liabilities for leases in effect as of December 31, 2022:

16

Years Ending December 31,	Lease Liabilities
2023	$2,235
2024	1,170
2025	18
Total lease payments	3,423
Less: imputed interest	(156)
Total	$3,267

As of December 31, 2022, the Company had three sublease arrangements which are noncancellable and have remaining lease terms of 1.4 to 1.6 years. These subleases do not contain any options to renew or terminate the sublease agreement. The following table shows the expected future sublease receipts as of December 31, 2022:

Years Ending December 31,	Sublease Receipts
2023	$1,178
2024	679
Total expected sublease receipts	$1,857

The Company recognized sublease income of $975 and $277 for the years ended December 31, 2022 and 2021, respectively.

As previously disclosed in our 2021 Annual Report on Form 10-K and under the previous lease standard (Topic ASC 840), future minimum lease payments under non-cancelable operating leases at December 31, 2021 were as follows:

Years Ending December 31,	Amount
2022	$1,541
2023	1,587
2024	953
Total	$4,081

Rental expense under operating leases was approximately $1,985 for the year ended December 31, 2021.
Note 6.    Deferred Revenues

Deferred revenues relate to performance obligations for which payments are received from customers prior to the satisfaction of the Company’s obligations to its customers. Deferred revenues primarily consist of amounts allocated to the mobile application, unspecified upgrade rights, and content, and are recognized over the service period of the performance obligations, which ranges from 5 to 27 months.

Changes in the total deferred revenues balance were as follows:

	For the Year Ended December 31,
	2022	2021
Beginning balance	$1,235	$1,802
Deferral of revenues	2,584	3,554
Recognition of deferred revenues	(2,433)	(4,121)
Ending balance	$1,386	$1,235

The Company recognized $1,050 and $1,644 of revenue during the years ended December 31, 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

Note 7. Long-Term Debt and Other Financing Arrangements
17

The following is a summary of the Company’s long-term indebtedness as of:

	December 31, 2022	December 31, 2021
Term loan payable to SVB, maturing on April 1, 2024	$8,000	$14,000
Financed insurance premium	2,353	2,534
Total debt	10,353	16,534
Less: current portion	(10,353)	(8,534)
Less: debt discount and debt issuance costs	—	(7)
Total long-term debt, net	$—	$7,993

Third Amended and Restated Loan and Security Agreement

On November 23, 2022, the Company entered into the Third Amended and Restated Loan and Security Agreement (the “LSA”) with Silicon Valley Bank. The LSA amended, restated and replaced in its entirety the prior Second Amended and Restated Loan and Security Agreement, dated April 22, 2020, and all prior amendments. On March 27, 2023, the Company entered into the first amendment to the LSA with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (the “SVB Amendment”), that (i) deferred certain payments of principal by the Company until September 1, 2023, (ii) had Silicon Valley bank waive certain stated events of default, (iii) to expand the eligibility of inventory and accounts that the Company can borrow against, (iv) to modify certain financial covenants required of the Company, and (v) certain other revisions in the first amendment.

Line of Credit

The LSA provides for a $17,500 revolving line of credit (the “SVB Revolver”), with a reduced maximum availability of $10,000 as of December 31, 2022. The SVB Revolver is an asset based lending facility subject to borrowing base availability, which is limited by specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be impacted based upon the period's eligible accounts receivable and eligible inventory, and may be significantly lower than the maximum borrowing base availability.

The SVB Revolver facility matures and terminates on April 22, 2024. As of December 31, 2022, the SVB Revolver bore interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) 5.00% and (ii) the prime rate plus the prime rate margin, which is 1.25% or 1.75%, dependent upon the Company's liquidity, as defined by the LSA.

Term Loan

The LSA also provided for an $8,500 term loan (the “Term Loan”), replacing the term loans made under the previous agreement, of which $8,000 was outstanding as of December 31, 2022. The Term Loan amortizes with equal monthly installments of $500 and matures on April 1, 2024.

The Term Loan accrues interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) five and three-quarters percent (5.75%) and (ii) the prime rate plus the prime rate margin (as defined in the LSA), and such interest is payable (a) monthly in arrears, (b) on each prepayment date and (c) on the Term Loan Maturity Date. All outstanding principal and accrued and unpaid interest and all other Term Loan-related outstanding obligations shall become due and payable in full on the Term Loan maturity date.

The Company believes that the fair value of the Term Loan approximates the recorded amount as of December 31, 2022 and 2021, as the interest rates on the long-term debt are variable and the rates are based on market interest rates (bank's prime rate) after consideration of default and credit risk (using Level 2 inputs).

Fees and Other Terms

Fees payable under the LSA include potential prepayment fees on the Term Loan between 1.00% to 2.50% on the outstanding principal, a termination fee on the SVB Revolver between 2.00% to 2.50%, an anniversary fee equal to 0.25% per annum of the outstanding portion of the SVB Revolver, an unused line of credit facility fee equal to two-tenths percent (0.20%) per annum of the average unused portion of the SVB Revolver, and a final payment fee equal to $450 due on the earlier of full repayment of the Term Loan or termination of the LSA.

18

Other terms of the LSA include liquidity threshold covenants greater than (a) $15,000 through and including December 31, 2022, and (b) $25,000 from and at all times after January 1, 2023, and (ii) certain minimum net revenue covenants that are measured quarterly for fiscal quarters through December 31, 2023.

As of December 31, 2022, the Company was in violation of its minimum liquidity requirement and its minimum net revenue requirement for the three months ended December 31, 2022 under the LSA. As a result, the $8,000 term note and the Company’s line of credit with $4,685 of outstanding borrowings are presented as current liabilities.

In March 2023 the Company further amended its financing arrangement with SVB, under which the principal payments on the term note will be deferred until September 2023. This most recent amendment also revised the financial covenants for future periods.

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

Future Aggregate Maturities

As of December 31, 2022, future aggregate maturities of Term Notes and Financed Insurance Premium payables were as follows:

Years Ending December 31,	Amount
2023	8,353
2024	2,000
Total	$10,353

Note 8.    Related Party Transactions

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
19

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

Note 9.    Commitments and Contingencies

Purchase and Other Obligations

The Company entered into a services and license agreement for cloud platform services in June 2021. The Company has a purchase obligation of $5,000 to be paid over a 36-month period beginning in June 2021.

In February 2023, the Company and a significant vendor agreed to extend the payment terms on the amounts payable to the vendor as of December 31, 2022. The timing of the future payments is extended to correlate to the amount and timing of additional purchases from the vendor, which have not yet been determined by the Company. As a result of the extended payment terms, the Company agreed to make monthly interest payments beginning in March 2023 that will total $3,000 over 36 months.

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
20

Note 10.    Share-based Compensation

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

2021 Incentive Award Plan

Effective February 12, 2021, the Board of Directors approved the adoption of an equity incentive plan (the "2021 Plan") which permits the Company to grant options, stock appreciation rights, restricted stock, restricted stock units, performance bonus, performance stock unit, dividend equivalents, or other stock or cash based awards to employees, directors, or consultants. As of December 31, 2022, 23,794,523 shares were authorized for issuance under the 2021 Plan. In addition, the shares authorized for the 2021 Plan may be increased on an annual basis beginning January 1, 2022, in an amount equal to 5% of the outstanding common stock on the last day of the immediately preceding fiscal year for a period of 10 years. Options granted vest ratably over two to four years, with a maximum term of 10 years.

As of December 31, 2022, a total of 36,727,626 shares of common stock are reserved for issuance and 17,487,496 shares are available for future grants under the 2021 Plan.

Employee Stock Purchase Plan

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

Stock Options

The following is a summary of stock option information and weighted average exercise prices:

	2022		2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1	10,357,495	$1.87	10,215,834	$0.45
Granted	79,909	1.83	2,623,689	6.30
Exercised	(816,866)	0.32	(704,672)	0.63
Canceled	(1,108,020)	3.70	(1,769,796)	0.75
Expired	(129,433)	4.34	(7,560)	0.12
Outstanding at December 31	8,383,085	1.74	10,357,495	1.87
Exercisable at December 31	7,356,920	$1.45	6,712,145	$0.73

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $1,416 during 2022 and $4,649 during 2021. At December 31, 2022, options outstanding had an intrinsic value of $1,489 with a weighted average remaining life of 5.82 years. At December 31, 2022, options vested and exercisable had an intrinsic value of
21

$1,489 with a weighted average remaining life of 5.52 years. At December 31, 2021, options outstanding had an intrinsic value of $17,529 with a weighted average remaining life of 6.95 years. At December 31, 2021, options vested and exercisable had an intrinsic value of $14,775 with a weighted average remaining life of 5.89 years.

The total grant date fair value of options vested during 2022 and 2021 was $3,958 and $2,822, respectively. The grant date fair value of options granted during 2022 and 2021 was $91 and $9,507, respectively. Weighted average grant date fair value of options granted during 2022 and 2021 was $1.14 and $3.62, respectively. Stock options vested and expected to vest at December 31, 2022 totaled 8,379,105 shares, with an intrinsic value of $1,489, weighted average exercise price of $1.74, and weighted average remaining life of 5.82 years. Cash received from stock options exercised during 2022 and 2021 was immaterial.

The grant date fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions for grants presented on a weighted average basis are as follows:

	Year Ended December 31,
	2022	2021
Expected volatility	68.2%	64.9%
Risk-free rate	2.0%	0.9%
Expected term in years	6.1	5.9
Dividend yield	—%	—%

Stock-based compensation expense related to options was $3,448 and $3,061 during the years ended December 31, 2022 and December 31, 2021, respectively. Generally, employees are subject to four year vesting terms of 25% after one year with monthly thereafter.

Restricted Stock Units

Stock-based compensation expense related to RSU grants was $8,206 and $1,198 during the years ended December 31, 2022 and December 31, 2021, respectively. RSUs are valued at the market value on the date of grant and compensation expense for employees is expensed over the vesting period. Generally, employees are subject to either a four year vesting term with 25% vesting after one year and quarterly thereafter, or on a 2 year vesting term with 50% after one year and the remaining after the second year, depending on grant reason. Grants to directors vest after one year. The aggregated fair value of RSUs granted during the years ended December 31, 2022 and 2021 was $18,650 and $16,685, respectively. The aggregated fair value of RSUs vested during the year ended December 31, 2022 was $5,239. No RSUs vested during the year ended December 31, 2021.

The following is a summary of RSU information and weighted average grant date fair values for the Company's RSUs:

	Year Ended December 31,
	2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	$4,070,267	$4.08	—	$—
Granted	7,641,313	2.45	4,085,666	4.08
Vested	(1,369,236)	3.83	—	—
Forfeited	(3,460,494)	3.32	(15,399)	4.67
Unvested at December 31	$6,881,850	$2.70	4,070,267	$4.08

Performance Restricted Stock Units

During the year ended December 31, 2022, the Company granted 1,854,105 performance restricted stock units ("PRSU"), of which 631,579 were forfeited. Stock-based compensation related to PRSU grants was $428 for the year ended December 31, 2022. The PRSU awards function in the same manner as restricted stock units except that vesting terms are based on achievement of performance measures, such as the achievement of net revenue targets
22

and obtaining certain FDA regulatory results. PRSUs are recognized as expense following a graded vesting schedule with their performance re-assessed and updated on a quarterly basis, or more frequently as changes in facts and circumstances warrant. The aggregated fair value of PRSUs granted during the year ended December 31, 2022 was $4,817. The weighted average grant date fair value of PRSUs granted during the year ended December 31, 2022 was $2.60 per unit.

Summary of Employee Stock Purchase Plan Shares

Employees purchased 249,889 shares at an average price of $1.70 during the year ended December 31, 2022. The intrinsic value of shares purchased was $64. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

During the year ended December 31, 2022, the rollover provision of our ESPP was triggered and resulted in incremental expense to be recognized over the new twenty-four-month offering period, which did not have a material impact on our consolidated statements of operations and comprehensive loss.

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows (in thousands):

	Year Ended December 31,
	2022	2021
General and administrative	$7,117	$1826
Sales and marketing	2,216	939
Research and development	3,523	1,494
Total stock-based compensation	$12,856	$4,259

As of December 31, 2022, the Company had $2,228 of unrecognized stock-based compensation costs related to non-vested options that will be recognized over a weighted average period of 1.91 years, $14,433 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted average period of 2.45 years, and $899 of unrecognized stock-based compensation costs related to unvested PRSUs that will be recognized over a weighted average period of 2.09 years. During the year ended December 31, 2022, the Company capitalized $36 of share-based compensation attributable to internally developed software.

Note 11.    Common Stock Warrants and Earnout Shares

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
24

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

The Company evaluated the Private Placement Warrants and the Public Warrants and concluded that they do not meet the criteria to be classified within stockholders' equity. The Private Placement Warrants and the Public Warrants both contain settlement provisions that preclude them from meeting the derivative exception of being indexed to the Company's stock. As such, the Company has recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date. See Note 2 and Note 12 for further discussion on fair value considerations.

Earnout Shares

Following the Merger, 2,807,500 shares of common stock held by certain former equity holders of SBG are subject to vesting and forfeiture conditions (the "Earnout Shares"). Of the 2,807,500 earnout shares 1,403,750 shares will vest at such time as a $12.50 stock price level is achieved and 1,403,750 will vest at such time as a $15.00 stock price level is achieved, in each case, on or before the fifth anniversary of the Closing of the Merger. The ‘‘stock price level’’ will be considered achieved only (a) when the closing price of a share of Owlet common stock on the NYSE is greater than or equal to the applicable price for any 20 trading days within a 30 trading day period or (b) the price per share of Owlet common stock paid in certain change of control transactions following the Closing is greater than or equal to the applicable price. Earnout shares subject to vesting pursuant to the above terms that do not vest in accordance with such terms shall be forfeited and canceled for no consideration. The earnout shares are not redeemable. As the vesting event has not yet been achieved, these shares of Owlet common stock, which are issued and outstanding, are treated as contingently recallable and have been excluded from the denominator for the purposes of calculating basic and diluted net loss per share. See Note 14 for further discussion on the calculation of basic and diluted net loss per share.

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

Note 12.    Fair Value Measurements

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2022
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$11,070	$—	$—	$11,070
Total assets	$11,070	$—	$—	$11,070
Liabilities:
Common Stock warrant liability - Public Warrants	$460	$—	$—	$460
Common Stock warrant liability - Private Placement Warrants	—	264	—	264
Total liabilities	$460	$264	$—	$724

	December 31, 2021
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$94,973	$—	$—	$94,973
Total assets	$94,973	$—	$—	$94,973
Liabilities:
Common Stock warrant liability - Public Warrants	$4,486	$—	$—	$4,486
Common Stock warrant liability - Private Placement Warrants	$—	$2,575	$—	$2,575
Total liabilities	$4,486	$2,575	$—	$7,061

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The common stock warrant liability for the Public Warrants as of December 31, 2022 is also included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Private Placement Warrants are included within Level 2 of the fair value hierarchy as the Company determined that the Private Placement Warrants are economically equivalent to the Public Warrants and estimated the fair value of the Private Placement Warrants based on the quoted market price of the Public Warrants.

There were no transfers between Level 1 and Level 2 in the periods reported. There were no transfers into or out of Level 3 in the periods reported.

Note 13.    Income Taxes

Income tax expense for the years ended December 31, 2022 and 2021 was $29 and $31, respectively.

The provision for income taxes differs from the amount computed at federal statutory rates as follows for the year ended December 31:

	2022	2021
Federal income tax at statutory rates	$(16,654)	$(15,149)
State income tax at statutory rates	(2,737)	(2,192)
Change in valuation allowance	19,994	14,864
Warrant (benefit) expense(1)	(1,331)	(2,067)
Convertible notes conversion	—	5,473
Transaction costs	—	(941)
Other	757	43
Total income tax provision	$29	$31
(1) Represents a permanent item attributed to common stock mark-to-market adjustments.
26

Significant components of the Company’s deferred income tax assets (liabilities) are as follows as of December 31:

	2022	2021
Deferred tax assets
Accrued liabilities	$2,734	$987
Stock-based compensation	2,452	740
163(j) Interest expense limitation	1,051	780
Net operating loss carryforwards	38,042	27,339
174 Capitalization	5,379	—
Lease Liability	800	—
Other	802	836
Total deferred income tax assets	$51,260	$30,682
Deferred tax liabilities
ROU Asset	$(554)	$—
Other	(30)	—
Total deferred tax liabilities	$(584)	$—
Valuation allowance	$(50,676)	$(30,682)
Net deferred tax asset (liability)	$—	$—

As of December 31, 2022, the Company had $32,547 of federal and $5,495 of state net operating loss carry-forwards available to offset future taxable income, some of which, if not utilized, will begin to expire in 2034 for federal and 2029 for state purposes.

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

As of December 31, 2022, the Company recorded a valuation allowance of $50,676 for the portion of the deferred tax assets that we do not expect to be realized. Due to our history of losses in the U.S., the net cumulative deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $19,994 in the year ended December 31, 2022.

The utilization of the net operating loss carryforwards could be subject to annual limitations under Section 382 of the Internal Revenue Code. Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Additionally, net operating losses utilized after 2018 would be limited to 80% of taxable income in years in which NOL carryforwards would be utilized.

Uncertain tax positions are recorded when it is more likely than not that a given tax position would not be sustained upon examination by taxing authorities. Based on positions taken in the Company’s tax filings, the Company has concluded that there are no significant uncertain tax positions requiring disclosure, and there are no material amounts of unrecognized tax benefits.

Note 14.   Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders (1)	$(79,336)	$(71,704)
Denominator:
Weighted average common shares used in computed net loss per share attributable to common stockholders basic and diluted	111,310,604	63,216,912
Net loss per share attributable to common stockholders basic and diluted	$(0.71)	$(1.13)

(1) For the year ended December 31, 2021, the Company did not allocate its net loss to participating redeemable convertible preferred stock as those shares are not obligated to share in the losses of the Company. As of December 31, 2022, the Company no longer has participating redeemable convertible preferred stock.

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share due to their anti-dilutive effect:

	As of December 31,
	2022	2021
Stock options	8,383,085	10,357,495
RSUs	6,926,274	4,070,267
PRSUs	1,222,526	—
ESPP shares committed	211,468	—
Common stock warrants	18,100,000	18,100,000
Total	34,843,353	32,527,762

The Company’s 2,807,500 unvested earnout shares were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of December 31, 2022.

Note 15.    Segments

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

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
United States	$57,969	$65,442
International	11,233	10,400
Total revenues	$69,202	$75,842

Other than the United States, no individual country exceeded 10% of total revenues for either of the years ended December 31, 2022 and December 31, 2021.

In the normal course of business, the Company provides credit terms to some of its customers and generally requires no collateral. A major customer is considered to be one that comprises more than 10% of the Company’s annual revenues. The Company’s major customers are as follows:

	Percent of Revenue as of December 31, 2022	Percent of Revenue as of December 31, 2021
Customer 1	23%	—%
Customer 2	13%	—%
Customer 3	10%	15%
Customer 4	7%	12%
Customer 5	—%	23%

The Company’s long-lived assets are composed of property and equipment and right of use assets, net, and are summarized by geographic area as follows as of (in thousands):

	December 31, 2022	December 31, 2021
United States	$2,615	$705
International	753	1,165
Total long-lived assets	$3,368	$1,870

Note 16.   Subsequent Events

2023 Private Placement Financing

On February 17, 2023, the Company consummated a sale of newly issued Series A Convertible Preferred Stock ("Series A Preferred Stock") and warrants to purchase its common stock, involving participation from new and existing investors, for aggregate gross proceeds of $30,000.

Pursuant to the terms of the definitive agreements, Owlet issued shares of Series A Preferred Stock that are convertible into approximately 61,224,489 shares of common stock. Each purchaser will also receive a warrant to purchase 180% of the number of shares of common stock into which their Series A Preferred Stock is convertible. The warrants have a per share exercise price of $0.333 and are exercisable by the holder at any time on or before February 17, 2028.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the year ended December 31, 2022, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weaknesses in our internal control over financial reporting described below.
Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting exist as of December 31, 2022.

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

•We did not design and maintain effective controls over the accounting for the accuracy and existence of inventory, nor controls which verified the completeness and accuracy of accrued liabilities. Each of these material weaknesses resulted in immaterial adjustments that were recorded as out-of-period adjustments within the year ended December 31, 2022.

•We did not design and maintain effective controls over the accounting for convertible preferred stock and warrant arrangements. Further, we did not design and maintain effective controls to verify the completeness and accuracy of sales returns and accrued sales tax. Each of these material weaknesses resulted in material adjustments to several account balances and disclosures in the consolidated financial statements as of and for the year ended December 31, 2019. The sales returns material weakness also resulted in immaterial adjustments to revenue and accrued and other expenses as of and for the year ended December 31, 2022.
30

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

Additionally, each of the material weaknesses described above could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected.

Remediation Plan

We have initiated a plan to remediate these material weaknesses. The remediation measures will be ongoing, and although not all inclusive, remediation measures include hiring additional accounting and financial reporting personnel and implementing additional policies, procedures and controls, all of which will result in future costs for the Company.

We have taken actions to improve our IT general controls, segregation of duties over journal entries controls, inventory controls, accrued liabilities, convertible preferred stock, warrant arrangements, sales returns and accrued sales tax controls. However, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

Notwithstanding the above, our management believes that the consolidated financial statements included in this Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item is incorporated by reference to the information included in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

Item 11. Executive Compensation.
Information required by this item is incorporated by reference to the information included in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference to the information included in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference to the information included in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

Item 14. Principal Accounting Fees and Services.

Information required by this item is incorporated by reference to the information included in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.
32

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

3)Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1†	Merger Agreement, dated as of February 15, 2021, by and among the Registrant, Project Olympus Merger Sub, Inc. and Owlet Baby Care Inc.	8-K	001-39516	2.1	2/16/2021
3.1	Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	S-4	333-254888	3.3	3/31/2021
3.2	Certificate of Designation of Series A Convertible Preferred Stock of Owlet, Inc.	8-K	001-39516	3.1	2/21/2023
3.3	Amended and Restated Bylaws of Owlet, Inc.	S-4	333-254888	3.4	3/31/2021
4.1	Warrant Agreement, dated September 14, 2020, between Sandbridge Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39516	4.1	9/18/2020
4.2	Specimen Warrant Certificate.	S-1	333-24832	4.4	9/1/2020
4.3	Form of Warrant to Purchase Common Stock.	8-K	001-39516	4.1	2/21/2023
4.4*	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.
10.1#	Third Amended and Restated Loan and Security Agreement, dated November 23, 2022, between Silicon Valley Bank, as bank lender, and Owlet, Inc. and its subsidiary, Owlet Baby Care, Inc., as borrowers.	8-K	001-39516	99.1	11/30/2022
10.1(a)#	Default Waiver and Eleventh Amendment to Second Amended and Restated Loan and Security Agreement, dated as of August 10, 2022, by and between Owlet Baby Care, Inc. and Silicon Valley Bank	10-Q	001-39516	10.9	8/15/2022
10.2+	Owlet, Inc. 2021 Incentive Award Plan.	8-K	001-39516	10.5	7/21/2021
10.2(a)+	Form of Owlet, Inc. 2021 Incentive Award Plan Stock Option Grant Notice.	S-8	333-259663	99.1(a)	9/20/2021
10.2(b)+	Form of Owlet, Inc. 2021 Incentive Award Plan Restricted Stock Unit Award Grant Notice.	S-8	333-259663	99.1(b)	9/20/2021
10.3+	Owlet, Inc. 2021 Employee Stock Purchase Plan.	8-K	001-39516	10.6	7/21/2021
10.4+	Owlet Baby Care Inc. 2014 Equity Incentive Plan.	8-K	001-39516	10.7	7/21/2021
10.4(a)+	Form of Owlet Baby Care Inc. Stock Option Grant Notice under the 2014 Equity Incentive Plan.	8-K	001-39516	10.7(a)	7/21/2021
10.4(b)+	Form of Restricted Stock Grant Agreement Award Notice under the 2014 Equity Incentive Plan.	S-4	333-254888	10.7(b)	3/31/2021
10.4(c)+	Form of Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Plan.	S-4	333-254888	10.7(c)	3/31/2021
33

10.5+	Form of Indemnification Agreement.	S-4	333-254888	10.16	5/28/2021
10.6+	Amended and Restated Offer of Employment Letter, dated as of March 30, 2021, by and between Owlet, Inc. and Michael Abbott.	S-4	333-254888	10.8	3/31/2021
10.7+	Separation and Release Agreement dated August 11, 2022, by and among Owlet, Inc., Owlet Baby Care, Inc. and Michael Abbott.	8-K	001-39516	10.1	8/11/2022
10.8+	Amended and Restated Offer of Employment Letter, dated as of March 29, 2021, by and between Owlet, Inc. and Kurt Workman.	S-4	333-254888	10.9	3/31/2021
10.9+	Offer of Employment Letter, dated as of March 3, 2021, by and between Owlet, Inc. and Kate Scolnick.	S-4	333-254888	10.10	3/31/2021
10.10††	Amended and Restated Registration Rights Agreement, by and among Owlet, Inc. and the holders party thereto.	8-K	001-39516	10.2	7/21/2021
10.11	Form of Subscription Agreement.	8-K	001-39516	10.1	2/16/2021
10.12	Sponsor Letter Agreement, dated as of February 15, 2021, by and among Sandbridge Acquisition Holdings, LLC, certain initial stockholders of Sandbridge and Owlet, Inc.	8-K	001-39516	10.2	2/16/2021
10.13	Amended and Restated Stockholders Agreement, dated February 17, 2023, by and among Owlet, Inc., Eclipse Ventures Fund, L.P., Eclipse Continuity Fund I, L.P. and Eclipse Early Growth Fund I, L.P.	8-K	001-39516	10.3	2/21/2023
10.14	Investment Agreement, dated February 17, 2023, by and among Owlet, Inc. and the investors listed on Schedule I thereto (Institutional Accounts).	8-K	001-39516	10.1	2/21/2023
10.15	Investment Agreement, dated February 17, 2023, by and among Owlet, Inc. and the investors listed on Schedule I thereto (Excluded Investors).	8-K	001-39516	10.2	2/21/2023
10.16	First Amendment to the Third Amended and Restated Loan and Security Agreement, dated March 27, 2023, between Silicon Valley Bank, as bank lender, and Owlet, Inc. and its subsidiary, Owlet Baby Care, Inc., as borrowers.	8-K	001-39516	10.1	3/31/2023
21.1*	List of Subsidiaries of Owlet, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

34

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owlet, Inc.

Date: April 6, 2023	By:	/s/ Kurt Workman
Kurt Workman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kurt Workman	Chief Executive Officer and Director	April 6, 2023
Kurt Workman	(Principal Executive Officer)

/s/ Lior Susan	Chairman of the Board	April 6, 2023
Lior Susan

/s/ Kate Scolnick	Chief Financial Officer	April 6, 2023
Kate Scolnick	(Principal Financial Officer and Principal Accounting Officer)

/s/ Zane Burke	Director	April 6, 2023
Zane Burke

/s/ Laura J. Durr	Director	April 6, 2023
Laura J. Durr

/s/ John Kim	Director	April 6, 2023
John Kim

/s/ Amy McCullough	Director	April 6, 2023
Amy McCullough

/s/ Jayson Knafel	Director	April 6, 2023
Jayson Knafel

35