Form 10-K/A
period 2022-12-31
Owlet, Inc.
filed 2023-05-01
CIK 1816708

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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

On April 6, 2023, Owlet, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year.

We no longer expect that the definitive proxy statement for our 2023 annual meeting of stockholders will be filed within 120 days of December 31, 2022. Accordingly, this Amendment No. 1 to Form 10-K (“Amendment”) is being filed solely to:

•amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;

•delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

•file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

As used in this report, unless otherwise stated or the context otherwise requires: “we,” “us,” “our,” “Owlet,” the “Company,” and similar references refer to Owlet, Inc. and its subsidiaries, “common stock” refers to our Class A common stock and “warrants” refers to our publicly traded warrants.

i

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Name	Age	Position at Owlet	Director Since	Class
Zane M. Burke	57	Director	2021	I
Laura J. Durr	62	Director	2021	III
John C. Kim	52	Director	2021	I
Jayson Knafel	29	Director	2023	II
Amy Nam McCullough	43	Director	2018	III
Lior Susan	39	Chairman of the Board	2015	III
Kurt Workman	33	Co-Founder, President and Chief Executive Officer and Director	2021	II

Zane M. Burke served on the board of directors of Old Owlet from March 2021 to July 2021 and has served on the Board since July 2021. Since September 2021, Mr. Burke has served as the Chief Executive Officer of Quantum Health, Inc. Prior to joining Quantum Health, Mr. Burke was the Chief Executive Officer of Livongo Health, now an affiliate of Teladoc Health, Inc., from February 2019 to November 2020. Prior to his role with Livongo Health, Mr. Burke spent more than two decades at Cerner Corporation (acquired by Oracle Corporation in June 2022), ultimately serving as its President from September 2013 to November 2018. Mr. Burke is a member of the boards of Quantum Health, Inc., Cotiviti, Inc., and Bardavon Health Innovations. He also previously served on the board of directors of Livongo Health from April 2019 to November 2020. Mr. Burke is also a board member of several nonprofit organizations, including the College of Healthcare Information Management Executives and University Health (Kansas City). He is a certified public accountant (inactive). Mr. Burke earned his Bachelor of Science in Accounting and Master of Accounting from Kansas State University. We believe Mr. Burke is qualified to serve as a member of our Board due to his background in overseeing public healthcare companies and his significant experience in the healthcare industry.

Laura J. Durr served on the board of directors of Old Owlet from February 2021 to July 2021 and has been a member of our Board since July 2021. Ms. Durr was previously an Executive Vice President and Chief Financial Officer of Polycom, Inc. from May 2014 until its acquisition by Plantronics, Inc. in July 2018. Prior to holding that role, Ms. Durr held various finance leadership roles at Polycom between 2004 and 2014, including Senior Vice President of Worldwide Finance, Chief Accounting Officer and Worldwide Controller. Prior to her tenure with Polycom, Ms. Durr held executive positions in finance and administration at Lucent Technologies, Inc. and International Network Services Inc. and also worked for six years at Price Waterhouse LLP. Ms. Durr has served as a director and chairperson of the audit committee of Xperi Inc. and Netgear, Inc., since September 2022 and January 2020, respectively. She previously served as a director of TiVo Corporation from April 2019 until its merger with Xperi Holding Corporation in June 2020, and served as a director of Xperi Holding Corporation from June 2020 until its spin-off of its former subsidiary, Xperi Inc. in October 2022. Ms. Durr was a certified public accountant and holds a Bachelor of Science in Accounting from San Jose State University. We believe Ms. Durr is qualified to serve as a member of our Board because she can provide valuable operational and strategic experience and insight, given her background in finance and strategy for leading Silicon Valley technology companies.

John C. Kim served on the board of directors of Old Owlet from April 2021 to July 2021 and has served on the Board since July 2021. Mr. Kim has served as Executive Vice President, Chief Product Officer of PayPal Holdings, Inc. since September 2022. Mr. Kim joined PayPal Holdings, Inc. from Expedia Group, Inc., where he served as President, Marketplace from June 2021 to September 2022, as President of Platform & Marketplaces from December 2019 to June 2021, and as Chief Product Officer of Expedia Brands from July 2011 to March 2016. He also served as President of Vrbo, an Expedia Group subsidiary, from March 2019 to December 2019. Mr. Kim has more than two decades of experience in online search, recommendations, analytics and marketing at tier-one, venture-backed startups, medium-sized companies and globally known brands, having served in senior positions earlier in his career with Yahoo!, Inc., Pelago, Inc. (acquired by Groupon, Inc. in April 2011) and Medio Systems

Inc., and he is an investor in over 50 startups. Mr. Kim is a vocal advocate for diversity and was appointed to advise President George W. Bush on economic policies impacting Asian Americans and Pacific Islander small businesses. He graduated from the University of California–Santa Barbara and received his Master of Business Administration from the University of Chicago Booth School of Business. We believe Mr. Kim is qualified to serve as a member of our Board due to his significant analytics and marketing experience and broad leadership experience.

Jayson Knafel is a partner at Eclipse, a venture capital firm, where he leads the firm’s growth investment strategies and Eclipse Carbon Optimization. Mr. Knafel has worked at Eclipse since June 2021. In addition, Mr. Knafel served as the interim chief operating officer of Bright Machines, driving efficient and scalable processes across the global operations of the full-stack industrial automation company, from January 2022 to October 2022. Mr. Knafel was previously employed by Fidelity Investments as an Equity Research Associate and then as an Equity Research Analyst from 2015 to 2021, where he invested in global growth companies across sectors and stages of a company’s life cycle. Currently, Mr. Knafel also serves on the board of Axlehire, Inc. Mr. Knafel holds a Bachelor of Business Administration, Finance from University of Notre Dame. We believe Mr. Knafel is qualified to serve on our Board due to his significant experience investing in and working with technology companies.

Amy Nam McCullough served on the board of directors of Old Owlet from April 2018 to July 2021 and has served on the Board since July 2021. Ms. McCullough is the President and Managing Director of Trilogy Equity Partners, LLC (“Trilogy”), an early-stage venture capital firm. Ms. McCullough has been a member of the investment team at Trilogy for the last 16 years and has served in her current role for the last seven years. She leads the investment team and is a member of Trilogy’s board of managers, which sets the strategic direction of the fund. Also, Ms. McCullough currently serves on the board of directors of several privately held companies, including Skilljar, Inc., Boundless Immigration, Inc., and Bluejay Labs, Inc. (doing business as Showdigs) and Guide Care Inc. (doing business as Alongside). She is also a board observer at Tacita Inc. (doing business as Bright Canary). Prior to her tenure at Trilogy Equity Partners, Ms. McCullough spent four years as an equity research analyst for JPMorgan Chase and was a member of the team that covered the small and mid-cap applied technologies sector for the firm. Ms. McCullough began her career on the treasury operations team within the portfolio management group at Microsoft Corporation and has experience working in both corporate treasury and financial analysis roles. She is a member of the Board of Trustees of Epiphany School, an independent elementary school in Seattle. Ms. McCullough received her Bachelor of Arts in Business Administration with a focus in Finance from the University of Washington. We believe Ms. McCullough is qualified to serve as a member of our Board due to her significant financial services and investing experience with technology companies and her broad leadership experience.

Lior Susan served on the board of directors of Old Owlet from July 2015 to July 2021 and has been Chairman of the Board since July 2021. Mr. Susan is the founder and Managing Partner of Eclipse Ventures, LLC, a venture capital firm. Prior to founding Eclipse Ventures in 2015, Mr. Susan founded and managed the hardware investment and incubation platform of Flex Ltd., a multinational electronics contract manufacturer, where he gained knowledge of and experience with scaling manufacturing operations for medical device companies. Before relocating to the United States from Israel, Mr. Susan was an entrepreneur and former member of a special forces unit within the Israel Defense Forces. Mr. Susan currently serves on the boards of privately-held Bright Machines, Inc., Augury, Inc., Metrolink, Inc., Cybertoka Ltd., Dutch Pet, Inc., SkyRyse, Inc., Senser, Ltd. and InsidePacket, Ltd. He previously served as a director of Lucira Health, Inc. from August 2020 until December 2022. We believe Mr. Susan is qualified to serve as a member of our Board due to his significant experience investing in and working with technology companies, including as a board member.

Kurt Workman has served as our Chief Executive Officer since January 2021, as President since September 2022, and as a member of the Board since July 2021. Mr. Workman co-founded and served as the Chief Executive Officer of Owlet Baby Care Inc. (“Old Owlet”) from the company’s founding in 2012 until December 2019. During his tenure as chief executive officer of Old Owlet, Mr. Workman led the company’s growth from its inception and was instrumental in overseeing the research and development of several of the company’s key product offerings, including the iconic Owlet Smart Sock, Owlet Cam and the Owlet Band. He also served as a member of Old Owlet’s board of directors from when he co-founded the Company in 2012 to July 2021. Mr. Workman also studied chemical engineering at Brigham Young University. We believe Mr. Workman’s intimate knowledge of Owlet and his proven success building and overseeing Owlet’s growth and development make him qualified to serve as a member of the Board.

Executive Officers

Executive Officer	Age	Position At Owlet

Kurt Workman	33	Co-Founder, President and Chief Executive Officer and Director

Kathryn R. Scolnick	54	Chief Financial Officer

Mr. Workman’s biography is provided under “Directors” on Page 2.

Kathryn R. Scolnick has served as our Chief Financial Officer since July 2021, and she also held the same role with Old Owlet from March 2021 to July 2021. Previously, Ms. Scolnick served as the Vice President of Finance at Anaplan, Inc. (“Anaplan”) from June 2019 until March 2021. During her tenure at Anaplan, she oversaw corporate financial planning and analysis, global sales finance and global procurement. Prior to joining Anaplan, Ms. Scolnick served in various executive roles at Seagate Technology Holdings PLC from February 2012 until January 2019, including serving as Interim Chief Financial Officer from August 2018 to January 2019, Senior Vice President of Finance, Corporate Communications & Treasury from August 2016 to August 2018 and Vice President of Investor Relations from 2012 to 2016. In these roles, she was responsible for driving financial operations and maintaining relationships with banks, auditors and shareholders. Earlier in her career, Ms. Scolnick served in the investor relations department of Intel Corporation from 2011 to 2012, served as Vice President of Investor Relations at McAfee from 2009 until its acquisition by intel Corporation in 2011, and as Director of Global Investor Relations at EMC Corporation from 2005 to 2009. From June 2015 until June 2019, she served as a director of the Silicon Valley Chapter of the National Investor Relations Institute and was a director of eASIC Corporation and a member of its audit committee from December 2017 until it was acquired by Intel Corporation in July 2018. Ms. Scolnick holds a Bachelor of Arts in History from Michigan State University and a certificate in executive leadership from the Stanford University Executive Program.

Family Relationships

There are no family relationships among our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than ten percent of our Common Stock to file with the SEC reports of their ownership and changes in their ownership of our Common Stock. To our knowledge, based solely on (i) review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2022 filed with the SEC and (ii) written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than ten percent of our Common Stock were filed on a timely basis during the year ended December 31, 2022, other than one late report for each of Ms. Scolnick and Messrs. Workman and Abbott, each relating to a single transaction.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer or controller, or persons performing similar functions. Our Code is available on our Investor Relations website at www.investors.owletcare.com. You may also request a hard copy by contacting our Chief Legal Officer at our address and telephone number provided under the “Principal Executive Offices” section. In addition, we intend to post on our website all disclosures that are required by applicable SEC and NYSE rules concerning any amendments to, or waivers of, any provisions of our Code.

Audit Committee

Our Audit Committee consists of Mses. Durr and McCullough and Mr. Kim, with Ms. Durr serving as chair. All members of our Audit Committee meet the requirements for financial literacy under the applicable NYSE rules and regulations. Our Board of Directors has affirmatively determined that each member of our Audit Committee qualifies as “independent” under NYSE’s additional standards applicable to Audit Committee members and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) applicable to Audit Committee members. In addition, our Board of Directors has determined that Ms. Durr qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of SEC Regulation S-K.

Item 11. Executive Compensation.
Overview

Throughout this “Executive and Director Compensation” section, unless the context requires otherwise, references to "Owlet," "we," "us," "our," the "company" and similar terms in this section refer to Old Owlet prior to the Merger, and to Owlet, Inc. following the Merger.

This section discusses the material components of the executive compensation program for our 2022 named executive officers. Our named executive officers for 2022 are:

•	Kurt Workman, our President and Chief Executive Officer;
•	Kathryn R. Scolnick, our Chief Financial Officer; and
•	Michael P. Abbott, our former President.

Mr. Abbott ceased serving as our President on September 1, 2022.

As an “emerging growth company,” as defined in the Jumpstart Our Business Startups (JOBS) Act, as amended, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

2022 Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Kurt Workman	2022	369,231	50,000	4,258,686	—	3,100	4,681,017
President & Chief Executive Officer	2021	329,808	17,500	—	1,396,976	19,894	1,764,178
Kathryn R. Scolnick	2022	369,231	50,000	1,248,157	—	1,100	1,668,488
Chief Financial Officer	2021	269,231	191,667	1,154,018	702,315	1,150	2,318,381
Michael P. Abbott(4)	2022	330,384	50,000	2,873,686	—	505,832	3,759,903
Former President	2021	450,000	475,000	—	1,995,901	1,330,320	4,251,221

(1)	For 2022, reflects a $50,000 cash retention bonus paid to Mr. Abbott in July 2022, and $50,000 retention bonuses for Mr. Workman and Ms. Scolnick that they elected be paid in fully vested restricted stock units (“RSUs”). For Mr. Workman and Ms. Scolnick, the grant date fair value of the RSUs granted in August 2022 in lieu of the $50,000 cash retention bonuses was $66,578, and the excess value of $16,578 is included under the Stock Awards column.

(2)	Amounts shown represent the aggregate grant date fair value of RSU awards and option awards granted in the applicable year as computed in accordance with FASB ASC Topic 718. See Note 10 (Share-Based Compensation) to the Company’s consolidated financial statements included in the 2022 Form 10-K for the assumptions used in determining these values. The value of performance-based RSUs (“PRSUs”), which are subject to performance conditions, is based on the probable outcome of the conditions on the date of grant. The value of the PRSUs for the named executive officers, assuming the highest level of performance conditions will be achieved, is: for Mr. Workman, $2,326,316; for Ms. Scolnick, $821,051; and for Mr. Abbott, $1,642,105. For 2022, amounts do not include the portion of 2021 annual bonuses that were paid in the form of RSUs in April 2022, because the full value of such bonuses was already included in the Bonus column for 2021.

(3)	For 2022, amounts represent (i) for Mr. Workman, (a) $2,000 in Company-paid contributions to a healthcare savings account and
(b) $1,100 in work-from-home and work-life balance stipends; (ii) for Ms. Scolnick, $1,100 in work-from-home and work-life balance stipends; and (iii) for Mr. Abbott, (a) $475,000 in accrued severance payments, (b) $17,355 in Company-paid COBRA coverage accrued as severance, (c) $800 in work-from-home and work-life balance stipends, and (d) $12,677 in matching contributions under the Company’s 401(k) plan.

(4)	Mr. Abbott ceased serving as our President on September 1, 2022.

Narrative to the Summary Compensation Table

2022 Annual Base Salary

We pay our executives a base salary to compensate them for services rendered to our company. The base salary payable to our executives is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. In March 2022 , our Compensation Committee increased the base salary for each of our named executive officers as follows: Mr. Workman’s base salary was increased from $350,000 to $375,000, Ms. Scolnick’s base salary was increased from $350,000 to $375,000, and Mr. Abbott’s base salary was increased from $450,000 to $475,000. The salary amount listed for each of our named executive officers in the “Salary” column of the Summary Compensation Table above reflects the salary actually paid to each during 2022.

Our Board and Compensation Committee may adjust the base salaries of any of our named executive officers from time to time in their discretion.

2022 Annual Bonus Program

We maintain a performance-based bonus program in which all of our named executive officers participate. Each named executive officer's target bonus is expressed as a percentage of base salary, and 2022 bonus opportunities were based on achievement of certain revenue targets established by our Compensation Committee. For 2022, the target bonuses for our named executive officers, as a percentage of base salary, were 60% for Mr. Workman, 60% for Mr. Abbott and 50% for Ms. Scolnick.

Our Board and Compensation Committee may adjust the target bonus opportunities of any of our named executive officers from time to time in their discretion.

In July 2022, our Compensation Committee discontinued our performance-based bonus program for 2022 to help sustain the Company’s business; therefore, no performance-based bonuses for 2022 performance have been or will be paid to our named executive officers.

2022 Retention Bonuses

In March 2022, our Compensation Committee approved cash retention bonuses for our named executive officers, with each named executive officer eligible to receive $50,000 on each of July 8, 2022 and January 6, 2023, subject to the named executive officer’s continued employment through the respective dates. The first installment of Mr. Abbott’s retention bonus was paid in cash, pursuant to his election, in July 2022 and is reflected in the “Bonus” column of the Summary Compensation Table. Pursuant to their respective elections, the first installment of Ms. Scolnick’s and Mr. Workman’s retention bonuses were paid in fully vested RSUs which were granted in August 2022. The first $50,000 of the grant date fair value of the RSUs is reflected in the “Bonus” column of the Summary Compensation Table, and the remaining $16,578 of the grant date fair value of the RSUs is reflected in the “Stock Awards” column of the Summary Compensation Table. The terms of these RSUs are described below under “2022 Equity Compensation - RSUs.” To help sustain the Company’s business, and with the consent of the named executive officers, the Compensation Committee determined that the second installment of the retention bonuses otherwise payable on January 6, 2023 would not be paid.

2022 Equity Compensation

We have granted stock options, time-based RSUs, and PSRUs to our employees, including our executive officers, in order to attract and retain them, as well as to align their interests with the interests of our shareholders.

Performance-Based RSUs

In March 2022, we granted each of Mr. Workman, Mr. Abbott, and Ms. Scolnick an award of 105,263 PRSUs, with each PRSU representing the right to receive one share of our Common Stock upon vesting. Each award vests as to 40% to 50% of the total PRSUs if certain net revenue goals are achieved for 2022, subject to continued service through the date the Compensation Committee determines whether the performance goal has been met, and as to

50% of the total PRSUS if and when FDA medical clearance is granted for the BabySat Rx, Class II, subject to continued service through such clearance date.

Additionally, in March 2022 Mr. Workman was granted 789,474 PRSUs, Mr. Abbott was granted 526,316 PRSUs, and Ms. Scolnick was granted 210,526 PRSUs. Each award vests as to 25% of the total PRSUs if our cumulative net revenue equals or exceeds $150 million, $300 million, $450 million, and $600 million, respectively, during the performance period beginning January 1, 2022 and ending December 31, 2025, subject to continued service through the applicable date that the Compensation Committee determines that a goal has been met.

Time-Based RSUs
In March 2022, we granted Mr. Workman an award of 789,474 RSUs, Mr. Abbott an award of 526,316 RSUs, and Ms. Scolnick an award of 210,526 RSUs. Each RSU represents the right to receive one share of our Common Stock upon vesting. Each RSU award vests as to 25% of the total RSUs on the first anniversary of the date of grant and as to 1/16th of the total RSUs on each quarterly anniversary thereafter, subject to continued service through the applicable date.
In April 2022, we granted Mr. Workman an award of 2,760 RSUs, Mr. Abbott an award of 17,744 RSUs, and Ms. Scolnick an award of 9,201 RSUs, in each case reflecting the portion of their 2021 annual bonus payment which was paid in equity. Each RSU represents the right to receive one share of our Common Stock upon vesting. Each award vests as to 100% of the RSUs on the first anniversary of the date of grant, subject to continued service.
In August 2022, we granted to each of Ms. Scolnick and Mr. Workman an award of 28,947 fully-vested RSUs in satisfaction of the retention bonus payments discussed above under “2022 Retention Bonuses.”
Other Elements of Compensation

Retirement Savings and Health and Welfare Benefits

We maintain a 401(k) retirement savings plan for our employees, including our executive officers, who satisfy certain eligibility requirements. Our executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. From January 2022 through November 2022, we matched 50% of the first 6% of a participant’s annual eligible compensation, up to the limit set by the Internal Revenue Service. Our Compensation Committee approved suspending this employer match effective December 2022 to help sustain the Company’s business. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

All of our full-time employees, including our executive officers, are eligible to participate in our health and welfare plans. These health and welfare plans include (i) medical, dental and vision benefits, (ii) short-term and long-term disability insurance, and (iii) supplemental life and accidental death & dismemberment insurance.

Perquisites and Other Personal Benefits

We determine perquisites on a case-by-case basis and will provide a perquisite to a named executive officer when we believe it is necessary to attract or retain the named executive officer, and such determinations may be made in consultation with the Board, Compensation Committee, Company management, an independent compensation consultant or other independent consultants or advisors. During 2022, each of our named executive officers (along with all of our employees) were eligible for a $250 work-from-home stipend and a $100 per month work-life balance stipend.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table summarizes the outstanding equity awards held by our named executive officers as of December 31, 2022.

	Option Awards						Stock Awards
Name	Vesting Start Date	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Un- exercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Kurt	4/15/2022	4/15/2022					2,760(2)	1,543
Workman	3/15/2022	3/15/2022					789,474(3)	441,316
	3/15/2022	3/15/2022							105,263(4)	58,842
	3/15/2022	3/15/2022							789,474(5)	441,316
	12/1/2020	1/24/2021	159,268(6)	180,166	7.13	1/23/2031
	4/19/2016	4/19/2016	7,560	—	0.11	4/18/2026
Kathryn R.	4/15/2022	4/15/2022					9,201(2)	5,143
Scolnick	3/15/2022	3/15/2022					210,526(3)	117,684
	3/15/2022	3/15/2022							105,263(4)	58,842
	3/15/2022	3/15/2022							210,526(5)	117,684
	3/15/2021	11/15/2021	108,111(7)	139,002	4.67	11/15/2031
	2/15/2021	11/15/2021					139,002(3)	77,702
Michael P.	12/1/2020	1/24/2021	494,226(8)	—	7.13	9/1/2025
Abbott	12/1/2019	3/23/2020	102,659(8)	—	0.78	9/1/2025
	2/26/2018	3/19/2018	823,370(8)	—	0.30	9/1/2025

(1)	Amounts are calculated by multiplying the number of RSUs or PRSUs in the table by $0.559, which was the per share closing price of our Common Stock on December 30, 2022, the last trading day of fiscal 2022.

(2)	The RSUs vest fully on the one year anniversary of the vesting start date, subject to the individual’s continued service with the Company.

(3)	The RSUs vest as to 25% of the underlying shares on the first anniversary of the vesting start date, and as to 1/16th of the underlying shares each quarter thereafter, subject to the individual’s continued service with the Company.

(4)	The PRSUs vest as to 40% to 50% of the underlying shares on the achievement of certain net revenue targets as of the determination date of December 31, 2022, and 50% of the underlying shares upon obtaining FDA clearance for the BabySat Rx, Class II, subject to the individuals continued service with the Company.

(5)	The PRSUs vest as to 25% of the underlying shares upon achievement of the following cumulative net revenue targets during the performance period beginning January 1, 2022 and ending December 31, 2025, subject to the individual’s continued service with the Company: $150 million, $300 million, $450 million, and $600 million.

(6)	The option vests and becomes exercisable as to 1/48th of the underlying shares on each monthly anniversary of the vesting commencement date, subject to the individual’s continued service with the Company.

(7)	The option vests and becomes exercisable as to 25% of the underlying shares on the first anniversary of the vesting commencement date, and as to 1/48th of the underlying shares each month thereafter, subject to the individual’s continued service with the Company.

(8)	Pursuant to the Abbott Separation Agreement, the unvested portions of each option fully vested and became exercisable effective as of September 1, 2022, and will remain outstanding and exercisable until the earlier of September 1, 2025 or a change in control of the Company.

Executive Compensation Arrangements

Workman Offer Letter

We have entered into an employment offer letter with Mr. Workman that sets forth the terms and conditions of his employment, which was most recently amended and restated in March 2021. Mr. Workman’s offer letter provides for at-will employment and sets forth his (i) base salary, (ii) employee benefits eligibility, (iii) severance benefits upon a qualifying termination of employment and (iv) option to purchase 345,920 shares of our Common Stock that vests over four years.

Under his offer letter, if we terminate Mr. Workman’s employment without “cause” (as defined in the offer letter), he will be eligible to receive a lump sum severance payment equal to six months of his base salary. Additionally, if we terminate Mr. Workman’s employment without cause or he resigns for “good reason” (as defined in the offer letter) within 12 months after a change in control of the Company, he will be eligible for the full accelerated vesting of his option award that was granted to him in January 2021. The foregoing severance and equity acceleration benefits are subject to Mr. Workman providing us with an effective release of claims.

Scolnick Offer Letter

In March 2021, we entered into an employment offer letter with Ms. Scolnick that sets forth the terms and conditions of her employment. Ms. Scolnick’s offer letter provides for at-will employment and sets forth her (i) base salary, (ii) target bonus opportunity, (iii) a signing bonus, (iv) employee benefits eligibility, (v) severance benefits upon a qualifying termination of employment and (vi) an initial equity award in the form of stock options and RSUs that vest over four years.

Under her offer letter, if we terminate Ms. Scolnick’s employment without “cause” (as defined in the offer letter), she will be eligible to receive a lump sum severance payment equal to six months of her base salary. Additionally, if we terminate Ms. Scolnick’s employment without cause or she resigns for “good reason” (as defined in the offer letter) within 12 months after a change in control of the Company, she will be eligible for the full accelerated vesting of her initial equity awards. The foregoing equity acceleration benefits are subject to Ms. Scolnick providing us with an effective release of claims.

Abbott Separation Agreement

In connection with Mr. Abbott’s departure from the Company on September 1, 2022, the Company and Mr. Abbott entered into a Separation and Release Agreement (the “Abbott Separation Agreement”) on August 11, 2022. Under the Abbott Separation Agreement, subject to the timely delivery of an effective release of claims on or following the Separation Date, Mr. Abbott is entitled to receive (i) his continued base salary for one year at an annualized rate of $475,000, (ii) reimbursement of COBRA premiums for Mr. Abbott for up to 12 months and (iii) the accelerated vesting of all of Mr. Abbott’s stock options and 131,579 RSUs. The Abbott Separation Agreement also provides for Mr. Abbott’s stock options to remain exercisable for up to three years following his separation date. Pursuant to the Abbott Separation Agreement, Mr. Abbott agreed not to sell any shares of the Company’s common stock until at least April 15, 2023 and to limit the number of shares of Company common stock sold between April 15, 2023 and June 15, 2023 to 100,000 shares per month.

Director Compensation

We have not historically maintained a formal non-employee director compensation program, but we do pay quarterly retainers and periodically grant equity awards to our non-employee directors who are unaffiliated with our institutional investors. Messrs. Workman and Abbott did not receive any additional compensation for their service as directors, and their compensation as executive officers of the Company is set forth in the Summary Compensation Table above.

The following table sets forth information concerning the compensation of our non-employee directors for the year ended December 31, 2022.

Name(1)	Fees Earned or Paid in Cash ($)	Total ($)
Lior Susan	—	—
Zane M. Burke	50,000	50,000
Laura J. Durr	82,500	82,500
John C. Kim	50,000	50,000
Amy Nam McCullough	—	—
Kenneth Suslow(2)	—	—

(1)	The below table shows the aggregate number of RSUs held by our non-employee directors as of December 31, 2022. No other non-employee directors held RSUs or stock options as of December 31, 2022.

Name	Stock Awards Outstanding at Year End
Zane M. Burke	42,492
Laura J. Durr	42,492
John C. Kim	42,492

(2)	Mr. Suslow resigned from our Board effective March 28, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of our Common Stock and Series A Preferred Stock as of April 24, 2023 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of any class of our outstanding voting securities;

•	each of the Company’s directors and director nominees;

•	each of the Company’s named executive officers included in the Summary Compensation Table; and

•	all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined according to SEC rules, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or become exercisable within 60 days. Except as described in the footnotes below, we believe that based on the information furnished to us, each person and entity named in the table below has sole voting and dispositive power with respect to all shares of Common Stock beneficially owned by them, subject to any applicable community property laws.

The number of shares of our Common Stock beneficially owned by our directors and executive officers includes shares that such persons have the right to acquire within 60 days of April 24, 2023, including through the exercise of stock options and warrants conversion of Series A Preferred Stock as noted in the table footnotes.

Unless otherwise indicated below, the address for each beneficial owner listed is in the care of Owlet, Inc., 3300 North Ashton Boulevard, Suite 300, Lehi, Utah 84043.

	Shares Beneficially Owned
	Title or Class of Securities

	Common Stock(2)		Series A Preferred Stock(2)

Name and address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage Beneficially Owned(3)	Number of Shares Beneficially Owned	Percentage Beneficially Owned(4)	Combined Voting Power(2)

Holders of More Than 5%
Entities affiliated with Eclipse(5)	46,769,105	34.40%	20,200	67.33%	29.99%
Trilogy Equity Partners, LLC(6)	24,531,139	18.42%	2,717	9.06%	9.33%
Walleye Opportunities Master Fund Ltd.(7)	6,169,403	4.98%	2,250	7.50%	2.94%
The Melton 2020 Irrevocable Trust(8)	8,571,427	6.79%	1,500	5.00%	1.96%
John Stanton and Theresa Gillespie(9)	7,759,850	6.35%	733	2.44%	3.13%
Pacific Investment Management Company LLC(10)	7,311,628	5.85%	—	—	1.86%
Directors and Named Executive Officers

Lior Susan(11)	46,769,105	39.73%	20,200	67.30%	29.99%
Zane M. Burke(12)	177,271	*	—	—	*
Laura J. Durr(13)	74,612	*	—	—	*
John C. Kim(14)	2,931,754	2.49%	500	1.67%	*
Jayson Knafel	—	*	—	—	*
Amy Nam McCullough	—	*	2,717	9.10%	*
Kurt Workman(15)	7,470,959	6.34%	500	1.70%	3.45%
Kathryn R. Scolnick(16)	315,276	*	—	—	*
Michael Abbott(17)	1,551,834	1.09%	—	—	*
All Directors and Executive Officers as a Group (Eight Individuals)(18)	57,738,977	40.60%	23,917	79.72%	34.31%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address for each beneficial owner listed is c/o Owlet, Inc., 3300 North Ashton Boulevard, Suite 300, Lehi, Utah 84043.

(2)	Each share of our Common Stock is entitled to one vote, and each share of our Series A Preferred Stock is entitled to that number of votes (not to exceed such holder’s Share Cap unless and until we have obtained the requisite stockholder approval as set forth under Proposal 3) equal to the whole number of shares of our Common Stock into which such holder’s aggregate number of Series A Preferred Stock are convertible.

The beneficial ownership information shown in the table under “Common Stock” includes the number of shares of our Common Stock held by such holder, as well as shares of our Common Stock such holder could acquire within 60 days of April 24, 2023, including by converting shares of Series A Preferred Stock, exercising warrants or options, or upon settlement of restricted stock units. Each share of Series A Preferred Stock is currently convertible into shares of Common Stock at a conversion rate of 2,040.8163, subject to, in the case of Eclipse, the Share Cap. The percentage reported under “Combined Voting Power” represents the holder’s voting power with respect to all of our shares of Common Stock and Series A Preferred Stock outstanding as of April 24, 2023, voting as a single class, subject to, in the case of Eclipse, the Share Cap and, as to each holder, without including any shares of Common Stock that such holder could acquire by exercising warrants or options or upon vesting of restricted stock units, as such securities confer no voting power until the issuance of Common Stock upon their exercise or settlement, as applicable. See footnotes (5) and (7) below regarding such holder’s share cap.

(3)	Percentages are based upon the 117,672,234 shares of our Common Stock that were outstanding on April 24, 2023.

(4)	Percentages are based upon the 30,000 shares of our Series A Preferred Stock that were outstanding on April 24, 2023, representing 38,276,768 in voting power entitled to vote.

(5)	Based on (A) information stated in the Schedule 13D/A filed with the SEC on February 27, 2023 by Eclipse Ventures GP I, LLC (“Eclipse I GP”), Eclipse Ventures Fund I, L.P. (“Eclipse I”), Eclipse Continuity GP I, LLC (“Eclipse Continuity GP”), Eclipse Continuity Fund I, L.P. (“Eclipse Continuity I”), Eclipse Early Growth GP I, LLC (“Eclipse EG GP I”), Eclipse Early Growth Fund I, L.P. (“Eclipse EGF I”) and Mr. Susan and (B) information known to the Company. Consists of (i) 14,930,616 shares of Common Stock held of record by Eclipse Continuity I, (ii) 13,561,716 shares of Common Stock held of record by Eclipse I and (iii) an aggregate of 8,501,524 shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock held by Eclipse EGF I and/or upon exercise of the 2023 Private Placement Warrants held by Eclipse EGF I. This total excludes an aggregate of (i) 32,722,965 shares of Common Stock issuable upon the conversion of shares of Series A Preferred Stock held by Eclipse EGF I and/or (ii) 74,204,080 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants held by Eclipse EGF I as a result of the Share Cap. Eclipse Continuity GP is the general partner of Eclipse Continuity I and may be deemed to have voting and dispositive power over the shares held by Eclipse Continuity I. Eclipse I GP is the general partner of Eclipse I and may be deemed to have voting and dispositive power over the shares held by Eclipse I. Eclipse EG GP I is the general partner of Eclipse EGF I and may be deemed to have voting and dispositive power over the shares held by Eclipse EGF I. Mr. Susan is the sole managing member of each of Eclipse Continuity GP, Eclipse I GP and Eclipse EG GP I and may be deemed to have voting and dispositive power with respect to the shares held by each of Eclipse Continuity I, Eclipse I and Eclipse EGF I. The principal business address of each of the foregoing entities is c/o Eclipse Ventures, 514 High Street, Suite 4, Palo Alto, California 94301.

Eclipse is not currently permitted to vote shares of Series A Preferred Stock it holds to the extent such shares would result in Eclipse beneficially owning more than the Share Cap, provided that all outstanding Series A Preferred Stock and all of the shares of Common Stock underlying such Series A Preferred Stock are deemed to be outstanding for such calculation (but, in the case of Eclipse, only up to the Share Cap) and no unexercised rights, options, warrants or conversion privileges to acquire shares of Common Stock are included. The percentage reported under “Combined Voting Power” represents Eclipse’s voting power up to the Share Cap.

(6)	Based solely on information included in the Schedule 13D/A filed with the SEC on February 23, 2023, Trilogy Equity Partners, LLC has sole voting and sole dispositive power over 24,531,139 shares of our Common Stock and includes (i) 5,544,897 shares of Common Stock issuable upon conversion of Series A Preferred Stock and (ii) 9,980,814 shares of Common Stock issuable upon exercise of 2023 Private Placement Warrants. The principal business address of Trilogy Equity Partners, LLC is 155 108th Avenue N.E., Suite 400, Bellevue, Washington 98004.

(7)	Based on information known to the Company. Consists of (i) 4,591,837 shares of Common Stock issuable upon conversion of Series A Preferred Stock held by Walleye Opportunities Master Fund Ltd (“Walleye”) and (ii) 1,577,566 shares of Common Stock presently issuable upon the exercise of 2023 Private Placement Warrants held by Walleye, which includes a provision that permits Walleye to exercise such warrants only to the extent that, following such exercise, it would not beneficially own in excess of 4.99% of our Common Stock (the “Walleye Share Cap”). The principal business address of Walleye is 2800 Niagara Lage North, Plymouth, Minnesota 55447.

(8)	Based on information known to the Company. Consists of (i) 3,061,224 shares of Common Stock issuable upon conversion of Series A Preferred Stock held by The Melton 2020 Irrevocable Trust (“Melton Trust”) and (ii) 5,510,203 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants held by Melton Trust. The principal business address of Melton Trust is 201 S. Phillips Ave., Suite 200, Sioux Falls, South Dakota 57104.

(9)	Based solely on information stated in the Schedule 13G filed with the SEC on February 27, 2023, John Stanton has sole voting and sole dispositive power over 657,524 shares of our Common Stock, and each of John Stanton and Theresa Gillespie have shared voting power and shared dispositive power over 7,102,326 shares of our Common Stock. Includes (i) 51,020 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock beneficially owned by John Stanton as sole trustee for the Peter Thomsen Trust #2, (ii) the issuance of 91,836 shares of Common Stock upon the exercise of 2023 Private Placement Warrants beneficially owned by John Stanton as sole trustee for the Peter Thomsen Trust #2, (iii) 51,020 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock beneficially owned by John Stanton as sole trustee for the Samuel Thomsen Trust #2, (iv) 91,836 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants beneficially owned by John Stanton as sole trustee for the Samuel Thomsen Trust #2, (v) 1,495,918 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock beneficially owned by the Reporting Persons as tenants in common and (vi) the issuance of 2,692,652 shares of Common Stock upon the exercise of 2023 Private Placement Warrants held by the Reporting Persons as tenants in common. The principal business address of John Stanton and Theresa Gillespie is P.O. Box 465, Medina, Washington 98039.

(10)	Based solely on information included in the Schedule 13G filed with the SEC on February 11, 2022, Pacific Investment Management Company LLC (“PIMCO”) as sole voting and sole dispositive power over 7,311,628 shares of our Common Stock. These shares of Common Stock are held by investment advisory clients or discretionary accounts of which PIMCO is the investment advisor and include 4,405,698 shares of common stock that PIMCO has the right to acquire within 60 days upon exercise of warrants. The principal business address for PIMCO is 650 Newport Center Drive, Newport Beach, California 92660.

(11)	Based on information (i) included in the Schedule 13D/A filed with the SEC on February 27, 2023 by Eclipse I GP, Eclipse I, Eclipse Continuity GP, Eclipse Continuity I, Eclipse EG GP I, Eclipse EGF I and Mr. Susan; (ii) included in the Form 4 filed with the SEC on July 19, 2021 by Mr. Susan; and (iii) information provided to the Company by Mr. Susan. Of the 46,769,105 shares beneficially owned by Mr. Susan, 13,561,716 are shares of Common Stock held of record by Eclipse I, 14,930,616 are shares of Common Stock held of record by Eclipse Continuity I, and 8,501,524 are shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock held by Eclipse EGF I and/or upon exercise of the 2023 Private Placement Warrants held by Eclipse EGF I. Eclipse I GP, Eclipse Continuity GP and Eclipse EG GP I are the general partners of Eclipse I, Eclipse Continuity I and Eclipse EGF I, respectively. Mr. Susan, who serves as our Chairman of the Board, is the sole managing member of each such general partner and therefore may be deemed to have voting and dispositive power over the shares held by Eclipse I, Eclipse Continuity I and Eclipse EG GP I. Each of Eclipse I GP, Eclipse Continuity GP, Eclipse EG GP I and Mr. Susan disclaim beneficial ownership of the shares held by Eclipse I, Eclipse Continuity I and Eclipse EGF I, respectively, except to the extent of their respective pecuniary interests therein, if any. The principal business address of Mr. Susan and each of the foregoing Eclipse entities is c/o Eclipse Ventures, 514 High Street, Suite 4, Palo Alto, California 94301.

(12)	Consists of (i) 134,779 shares of Common Stock held directly by Mr. Burke and (ii) 42,492 shares of Common Stock issuable upon the vesting of RSUs within 60 days of April 24, 2023.

(13)	Consists of (i) 32,120 shares of Common Stock held directly by Ms. Durr and (ii) 42,492 shares of Common Stock issuable upon the vesting of RSUs within 60 days of April 24, 2023.

(14)	Consists of (i) 32,120 shares of Common Stock held directly by Mr. Kim, (ii) 42,492 shares of Common Stock issuable upon the vesting of RSUs within 60 days of April 24, 2023; (iii) 1,020,408 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; and (iv) 1,836,734 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants.

(15)	Consists of: (i) 2,281,286 shares of Common Stock held directly by Mr. Workman; (ii) 2,074,200 shares of Common Stock held directly by his spouse; (iii) 208,989 shares of Common Stock issuable upon the exercise of options exercisable as of or within 60 days of April 24, 2023; (iv) 49,342 shares of Common Stock issuable under RSUs vesting within 60 days of April 24, 2023; (v) 1,020,408 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; and (vi) 1,836,734 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants.

(16)	Consists of (i) 147,672 shares of Common Stock held directly by Ms. Scolnick, (ii) 139,001 shares of Common Stock issuable upon the exercise of options exercisable as of or within 60 days of April 24, 2023, and (iii) 28,603 shares of Common Stock issuable under RSUs vesting within 60 days of April 24, 2023. Mr. Abbott ceased serving as our President on September 1, 2022.

(17)	Consists of (i) 131,579 shares of Common Stock held directly by Mr. Abbott, and (ii) 1,420,255 shares of Common Stock issuable upon the exercise of options exercisable as of or within 60 days of April 24, 2023.

(18)	Consists of (i) 33,194,509 shares of Common Stock held, (ii) 347,990 shares of Common Stock issuable upon the exercise of options exercisable as of or within 60 days of April 24, 2023, (iii) 205,421 shares of Common Stock issuable under RSUs vesting within 60 days of April 24, 2023, (iv) 20,317,589 shares of Common Stock issuable upon the conversion of Series A Preferred Stock, and (v) 3,673,468 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes securities available under our equity compensation plans as of December 31, 2022.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#) (a)(2)	Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights(1) ($) (b)(3)	Number of Securities Remaining Available Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(4)
Equity compensation plans approved by security holders (1)	8,758,590	1.74	19,984,273
Equity compensation plans not approved by security holders	—	—	—
Total	8,758,590	1.74	19,984,273

(1)	Consists of the 2014 Incentive Plan and the 2021 Incentive Plan.

(2)	Represents (i) 609,790 shares of Common Stock to be issued upon exercise of outstanding options and (ii) 6,926,274 shares subject to outstanding RSUs, and (iii) 1,222,526 shares subject to outstanding PRSUs.

(3)	Represents the weighted-average exercise price of outstanding options and is calculated without taking into account the shares of Common Stock subject to outstanding RSUs.

(4)	Represents 17,501,195 shares remaining available for issuance under the 2021 Incentive Plan and 2,483,078 shares available for issuance under the 2021 Employee Stock Purchase Plan (the "2021 ESPP”). As of July 15, 2021, in connection with the Merger, no new awards are made under the 2014 Incentive Plan. The 2021 Incentive Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 5% of the aggregate number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Common Stock as is determined by the our Board (but no more than 136,085,217 shares may be issued upon the exercise of incentive stock options). The 2021 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Common Stock as is determined by our Board, provided that no more than 26,083,000 shares of our Common Stock may be issued under the 2021 ESPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures on Transactions with Related Persons

Our Board of Directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception of such conflicts of interest). Our Board of Directors has adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on the NYSE. Under such policy, a related person transaction, and any material amendment or modification to a related person transaction, will be reviewed and approved or ratified by the Audit Committee or by the disinterested members of the Board of Directors.

In connection with the review and approval or ratification of a related person transaction:

•	Management will disclose to the Audit Committee or disinterested directors, as applicable, information such as the name of the related person and the basis on which the person is a related person, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction and other material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;

•	Management will advise the Audit Committee or disinterested directors, as applicable, as to other relevant considerations such as whether the related person transaction conflicts with the terms of our agreements governing our material outstanding indebtedness that limit or restricts our ability to enter into a related person transaction; and

•	Related person transactions will be disclosed in our applicable filings under the Securities Act of 1933, as amended, or the Exchange Act, and related rules, and, to the extent required.

In addition, the related person transaction policy provides that the Audit Committee or disinterested directors, as applicable, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent,” or “non-employee” director, as applicable, under the rules and regulations of the SEC and NYSE.

A “related person transaction” is, subject to exceptions provided under SEC Regulation S-K, a transaction, arrangement or relationship in which Owlet or its subsidiaries was, is or will be a participant and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

•	Any person who is, or at any time during the applicable period was, one of our officers or one of our directors;

•	Any person who is known by Owlet to be the beneficial owner of more than five percent (5%) of its voting stock; and

•	Any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law, or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than five percent (5%) of its voting stock.

Each of the transactions described below entered into following the adoption of our related person transaction policy was approved in accordance with such policy.

Related Person Transactions

February 2023 Private Placement Financing

On February 17, 2023, we completed the Private Placement and sold (i) 30,000 shares of Series A Preferred Stock and (ii) 2023 Private Placement Warrants to purchase an aggregate of 110,204,066 shares of Common Stock, for aggregate gross proceeds of $30.0 million. The 2023 Private Placement Warrants have a per share exercise price of $0.333 and are exercisable by the holder at any time on or before February 17, 2028. The following table sets forth the aggregate number of shares of Series A Preferred Stock and 2023 Private Placement Warrants shares acquired in the Private Placement by holders of more than 5% of any class of our outstanding voting securities, including entities that became holders of more than 5% of any class of our outstanding voting securities as a result of the Private Placement, and by certain of our directors and executive officers.

Participants	Shares of Series A Preferred Stock	2023 Private Placement Warrant Shares	Aggregate Value

Five Percent or More Holders (1)
Entities Affiliated with Eclipse(2)	20,200	74,204,080	$20,200,000
Trilogy Equity Partners, LLC(3)	2,717	9,980,814	$2,717,000
Walleye Opportunities Master Fund Ltd	2,250	8,265,304	$2,250,000
The Melton 2020 Irrevocable Trust	1,300,000	1,300,000	$1,500,000
John Stanton and Theresa Gillespie	733	2,692,652	$733,000
Directors and Executive Officers
Kurt Workman	500	1,836,734	$500,000
John Kim	500	1,836,734	$500,000

(1)
Additional details regarding certain of these stockholders and their equity holdings are provided under the caption “Security Ownership of Certain Beneficial Owners and Management ” starting on Page 9.

(2)	Two of our directors, Lior Susan and Jayson Knafel, are affiliated with Eclipse.

(3)	Our director, Amy McCullough, is affiliated with Trilogy Equity Partners, LLC.

Registration Rights Agreement

On February 15, 2021, Old Owlet entered into a Merger Agreement (the “Merger Agreement”) with Sandbridge Acquisition Corporation ("SBG") and Project Olympus Merger Sub, Inc. (“Merger Sub”), whereby on July 15, 2021 Merger Sub merged with and into Old Owlet, with Old Owlet surviving as a wholly owned subsidiary of SBG (the "Merger"). Following the Merger, SBG was renamed Owlet, Inc. In connection with the Closing, SBG changed its name from Sandbridge Acquisition Corporation to Owlet, Inc. ("Owlet"). Following the consummation of the Merger, Owlet became an SEC registrant and its Common Stock and warrants commenced trading on the NYSE under the symbols “OWLT” and “OWLT WS”, respectively. In connection with the closing of the Merger, we and certain shareholders of Old Owlet and SBG entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to file a shelf registration statement with respect to the registrable securities under the Registration Rights Agreement within 15 business days of the closing of the Merger. Certain Old Owlet shareholders and SBG shareholders may each request to sell all or any portion of their registrable securities in an underwritten offering up to two times in any 12-month period, so long as the total offering price is reasonably expected to exceed $50.0 million. We also agreed to provide “piggyback” registration rights, subject to certain requirements and customary conditions. The Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the shareholders against certain liabilities.

Stockholders Agreement

In connection with the closing of the Merger, we and certain shareholders of Old Owlet entered into a Stockholders Agreement (the “Stockholders Agreement”), which provides for the following terms and other customary terms and conditions:

•	Eclipse Nomination Rights. From the closing of the Merger and until such time as Eclipse beneficially owns less than 10% of the Common Stock: (i) Eclipse will be entitled to nominate one director for election upon sufficient written notice to Owlet; and (ii) if Eclipse makes a nomination, we shall include such director as a nominee for election as a director at the applicable Owlet shareholders meeting and recommend to the Owlet shareholders that such Eclipse director be elected as a director at such Owlet shareholder meeting.

•	Chairperson. Lior Susan shall serve as Chairperson of the Board at closing of the Merger.

In connection with the 2023 Private Placement, we and Eclipse Ventures Fund I, L.P., Eclipse Continuity Fund I, L.P. and Eclipse Early Growth Fund I, L.P. entered into an Amended and Restated Stockholders Agreement (the “A&R Stockholders Agreement”), which amends and restates the Stockholders Agreement. The A&R Stockholders Agreement provides that (a) until such time as Eclipse beneficially owns less than 20.0% of the total voting power entitled to elect directors, Eclipse shall be entitled to nominate two individuals (the “Eclipse Directors” and each, an “Eclipse Director”) and (b) from such time that Eclipse beneficially owns less than 20.0% of the total voting power entitled to elect directors and until Eclipse beneficially owns less than 10.0% of the total voting power entitled to elect directors, Eclipse will be entitled to nominate one Eclipse Director.

SBG Related Party Transactions- Related Party Note and Reimbursements

SBG’s sponsor, Sandbridge Acquisition Holdings LLC (the "Sponsor"), officers and directors, or any of its or their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities undertaken on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. SBG’s audit committee reviewed on a quarterly basis all payments that were made to the Sponsor, SBG’s officers and directors or any of its or their affiliates and determined which expenses and the amount of expenses that would be reimbursed.During fiscal 2021 and 2022, we reimbursed SBG for out-of-pocket expenses incurred by the Sponsor, SBG’s directors and officers and/or their respective affiliates in the amount of $12,619 and $0, respectively.

Indemnification under the Certificate of Incorporation and Bylaws; Indemnification Agreements

We have also entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the indemnities with contractual rights to indemnification, and expense advancement and reimbursement, to the fullest extent permitted under the DGCL, subject to certain exceptions contained in those agreements.

Director Independence

Under our Corporate Governance Guidelines and the applicable New York Stock Exchange (“NYSE”) rules, a director is not independent unless the Board affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries. In addition, the director must meet the bright-line tests for independence set forth by the NYSE rules.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that none of Mmes. Durr and McCullough and Messrs. Burke, Kim, Knafel and Susan, representing six of our seven directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as “independent” as that term is defined under the NYSE rules. Kenneth Suslow, who served on our Board in 2022 until his resignation effective March 28, 2022, qualified as “independent” under the NYSE rules. In making these determinations, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the director’s beneficial ownership of our Common Stock and the relationships of our non-employee directors with certain of our significant stockholders.

Item 14. Principal Accountant Fees and Services.

Audit, Audit-Related, Tax and All Other Fees

Our independent registered public accounting firm is PricewaterhouseCoopers LLP ("PwC"), Salt Lake City, UT, PCAOB ID 238.

The following table sets forth the fees of PwC billed to the Company in each of the last two fiscal years.

Fee Category	2022	2021
Audit Fees	$1,202,300	$2,331,200
Audit-Related Fees	—	—
Tax Fees	61,991	34,741
All Other Fees	900	900
Total	$1,265,191	$2,366,841

Audit Fees

Audit fees consisted of fees for professional services provided in connection with the audit of Owlet’s annual consolidated financial statements, the performance of interim reviews of Owlet’s quarterly unaudited financial information, consents, and matters related to the Merger (as defined herein), including required filings.

Tax Fees

Tax fees consisted primarily of the fees related to sales and use tax including nexus studies, registrations and compliance.

All Other Fees

All other fees consisted of subscription license fees.

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

The above-described services provided to us by PwC prior to the closing of the Merger were provided under engagements entered into prior to our adoption of our pre-approval policies and, following the closing of the Merger, in accordance with such policies.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(b) Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104*	Cover Page Interactive Data File (formatted as Inline XBRL).
*Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owlet, Inc.

Date: May 1, 2023	By:	/s/ Kurt Workman
Kurt Workman
President and Chief Executive Officer