Form 10-Q
period 2023-03-31
Owlet, Inc.
filed 2023-05-12
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 10, 2023, the registrant had 117,672,234 shares of common stock, $0.0001 par value per share, outstanding.

2

3

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "Form 10-K") entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report and our Form 10-K. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

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

•our ability to maintain our listing on The New York Stock Exchange ("NYSE"); and
•the impact and disruption to our business, financial condition, results of operations, supply chain constraints and logistics due to economic and other conditions beyond our control, such as health epidemics or pandemics, macro-economic uncertainties, social unrest, hostilities, natural disasters or other catastrophic events.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Owlet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

Assets	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$24,765	$11,231
Accounts receivable, net of allowance for doubtful accounts of $2,948 and $3,013, respectively	15,395	15,958
Inventory	14,744	18,515
Prepaid expenses and other current assets	4,957	5,558
Total current assets	59,861	51,262
Property and equipment, net	834	1,108
Right of use assets, net	1,928	2,260
Intangible assets, net	2,270	2,279
Other assets	1,035	1,195
Total assets	$65,928	$58,104
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$30,841	$30,432
Accrued and other expenses	14,038	19,984
Current portion of deferred revenues	1,042	1,148
Line of credit	—	4,685
Current portion of long-term debt	4,798	10,353
Total current liabilities	50,719	66,602
Long-term debt, net	3,500	—
Noncurrent lease liabilities	715	1,162
Common stock warrant liabilities	24,945	724
Other long-term liabilities	2,007	251
Total liabilities	81,886	68,739
Commitments and contingencies (Note 5)
Series A convertible preferred stock, 0.0001 par value, 100,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 30,000 and 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively (liquidation preference of $30,000)	4,520	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 1,000,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 117,465,938 and 115,388,135 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	12	12
Additional paid-in capital	214,135	212,111
Accumulated deficit	(234,625)	(222,758)
Total stockholders’ equity (deficit)	(20,478)	(10,635)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$65,928	$58,104
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues	$10,736	$21,538
Cost of revenues	6,583	12,782
Gross profit	4,153	8,756
Operating expenses:
General and administrative	8,866	10,276
Sales and marketing	3,353	11,631
Research and development	2,890	8,545
Total operating expenses	15,109	30,452
Operating loss	(10,956)	(21,696)
Other income (expense):
Interest expense, net	(2,812)	(226)
Common stock warrant liability adjustment	1,912	(6,876)
Other income (expense), net	(11)	47
Total other income (expense), net	(911)	(7,055)
Loss before income tax provision	(11,867)	(28,751)
Income tax provision	—	(7)
Net loss and comprehensive loss	(11,867)	(28,758)
Accretion on Series A convertible preferred stock	(653)	—
Net loss attributable to common stockholders	$(12,520)	$(28,758)
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.26)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	113,545,429	110,384,313
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2021	—	$—	112,996,568	$11	$198,602	$(143,422)	$55,191
Issuance of common stock upon exercise of stock options	—	—	88,808	—	48	—	48
Issuance of common stock for restricted stock units vesting	—	—	321,098	—	—	—	—
Share-based compensation	—	—	—	—	3,336	—	3,336
Net loss	—	—	—	—	—	(28,758)	(28,758)
Balance as of March 31, 2022	—	$—	113,406,474	$11	$201,986	$(172,180)	$29,817

Balance as of December 31, 2022	—	$—	115,388,135	$12	$212,111	$(222,758)	$(10,635)
Issuance of Series A convertible preferred stock	30,000	3,867	—	—	—	—	—
Preferred stock issuance costs	—	—	—	—	(311)	—	(311)
Accretion on Series A convertible preferred stock	—	653	—	—	(653)	—	(653)
Issuance of SVB Warrants (Note 4)	—	—	—	—	43	—	43
Issuance of common stock upon exercise of stock options	—	—	252,757	—	55	—	55
Issuance of common stock for restricted stock units vesting	—	—	1,613,578	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	211,468	—	101	—	101
Share-based compensation	—	—	—	—	2,789	—	2,789
Net loss	—	—	—	—	—	(11,867)	(11,867)
Balance as of March 31, 2023	30,000	$4,520	117,465,938	$12	$214,135	$(234,625)	$(20,478)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,867)	$(28,758)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	293	348
Share-based compensation	2,789	3,318
Common stock warrant liability adjustment	(1,912)	6,876
Amortization of right of use assets	332	276
Other adjustments, net	177	358
Changes in assets and liabilities:
Accounts receivable	480	(6,191)
Prepaid expenses and other assets	1,261	5,512
Inventory	3,771	(6,733)
Accounts payable and accrued and other expenses	(5,661)	(1,830)
Other, net	963	(572)
Net cash used in operating activities	(9,374)	(27,396)
Cash flows from investing activities
Purchase of property and equipment	(6)	(234)
Purchase of intangible assets	(2)	(466)
Net cash used in investing activities	(8)	(700)
Cash flows from financing activities
Proceeds from issuance of preferred stock	30,000	—
Proceeds from short-term borrowings	32,895	16,744
Payments of short-term borrowings	(38,635)	(13,514)
Payments of long-term borrowings	(1,500)	(1,500)
Other, net	156	49
Net cash provided by financing activities	22,916	1,779
Net change in cash and cash equivalents	13,534	(26,317)
Cash and cash equivalents at beginning of period	11,231	95,054
Cash and cash equivalents at end of period	$24,765	$68,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
Note 1. Basis of Presentation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. All dollar amounts, except per share amounts, in the notes are presented in thousands, unless otherwise specified.

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

Since inception, the Company has experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $234,625 as of March 31, 2023. During the three months ended March 31, 2023 and 2022, we had negative cash flows from operations of $9,374 and $27,396, respectively. As of March 31, 2023, we had $24,765 of cash on hand.

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

As the Company continues to address these financial conditions, management has undertaken the following actions:

•As described further in Note 7, on February 17, 2023 the Company consummated a sale of newly issued preferred stock and warrants to purchase its common stock for aggregate gross proceeds of $30,000.

•As described in Note 4, in March 2023 the Company further amended its financing arrangement with SVB, under which the principal payments on the term note will be deferred until September 2023. This most recent amendment also revised the financial covenants for future periods.

•During the year ended December 31, 2022, the Company undertook restructuring actions, which significantly reduced employee headcount and reduced operating spend. This included the reduction of consulting and outside services, the reduction of marketing programs, and the prioritization of and sequencing of research and development projects.

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

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of March 31, 2023, substantially all of the Company's cash was held with Silicon Valley Bank and exceeded federally insured limits. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. On March 12, 2023, the Secretary of the Treasury, the chair of the Federal Reserve Board and the chairman of the FDIC released a joint statement related to the FDIC's resolution of the Silicon Valley Bank receivership, which provided that all depositors would have access to all their money starting March 13, 2023. As of the issuance date of these financial statements, all cash deposited by the Company with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company, has been accessible by the Company.
Note 2. Certain Balance Sheet Accounts

Inventory

Substantially all of the Company's inventory consisted of finished goods as of March 31, 2023 and December 31, 2022.

Property and Equipment, net

Property and equipment consisted of the following as of:

	March 31, 2023	December 31, 2022
Tooling and manufacturing equipment	$2,731	$2,731
Furniture and fixtures	639	639
Computer equipment	640	660
Software	106	106
Leasehold improvements	35	29
Total property and equipment	4,151	4,165
Less accumulated depreciation and amortization	(3,317)	(3,057)
Property and equipment, net	$834	$1,108

Depreciation and amortization expense on property and equipment was $274 and $309 for the three months ended March 31, 2023 and March 31, 2022, respectively. For the three months ended March 31, 2023 and March 31, 2022, the Company allocated $182 and $190, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment and software to cost of revenues.

Intangible Assets Subject to Amortization

Intangible assets were $2,270, net of accumulated amortization of $225 as of March 31, 2023 and $2,279, net of accumulated amortization of $206, as of December 31, 2022.

Capitalized software development costs were $1,873 on March 31, 2023 and December 31, 2022. The Company's internally developed software capitalized within intangible assets on the balance sheet is still in development and not ready for general release. As such, the Company has not recognized any amortization for the three months ended March 31, 2023 or 2022.

The Company did not recognize any impairment charges for intangible assets during the three months ended March 31, 2023 or 2022.

Accrued and Other Expenses

On October 1, 2021, the Company received a Warning Letter, later corrected in an amendment to the letter dated October 5, 2021 (the “Warning Letter”), from the U.S. Food and Drug Administration (the “FDA”) regarding the Owlet Smart Sock. During the fourth quarter of 2021, the Company agreed with certain customers and retailers to accept returns of the Owlet Smart Sock and Owlet Monitor Duo.

Accrued and other expenses, among other things, included accrued sales returns of $4,727 and $6,756 as of March 31, 2023 and December 31, 2022, respectively. Accrued sales returns included $3,407 and $4,958 as of March 31, 2023 and December 31, 2022, respectively, for product returns related to the Warning Letter.

Changes in accrued warranty were as follows:

	For the Three Months Ended March 31,
	2023	2022
Accrued warranty, beginning of period	$712	$661
Provision for warranties issued during the period	35	200
Settlements of warranty claims during the period	(155)	(136)
Accrued warranty, end of period	$592	$725

Stockholders' Equity

The Company is authorized to issue up to 100,000,000 shares of $0.0001 par value preferred stock, of which 30,000 and 0 shares were outstanding as of March 31, 2023 and December 31, 2022, respectively.
Note 3. Deferred Revenues

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

Changes in the total deferred revenues balance were as follows:

	For the Three Months Ended March 31,
	2023	2022
Beginning balance	$1,386	$1,235
Deferral of revenues	395	744
Recognition of deferred revenues	(524)	(667)
Ending balance	$1,257	$1,312

The Company recognized $483 and $550 of revenue during the three months ended March 31, 2023 and 2022, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

Note 4. Long-Term Debt and Other Financing Arrangements

The following is a summary of the Company’s long-term indebtedness as of:

	March 31, 2023	December 31, 2022
Term note payable to SVB, maturing on October 1, 2024	$7,000	$8,000
Financed insurance premium	1,298	2,353
Total debt	8,298	10,353
Less: current portion	(4,798)	(10,353)
Total long-term debt, net	$3,500	$—

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

In connection with the amendment to the LSA executed on March 27, 2023, the Company granted Silicon Valley Bank a warrant to purchase 150,000 shares of the Company's common stock at a price of $0.38 per share, expiring on March 27, 2035 (the "SVB Warrants"). The warrant was valued at $43 and is classified as equity and included within additional paid-in capital on the condensed consolidated balance sheet. See Note 7 for a summary of all common stock warrants currently outstanding.

Line of Credit

The LSA provides for a $10,000 revolving line of credit (the “SVB Revolver”) as of March 31, 2023. The SVB Revolver is an asset based lending facility subject to borrowing base availability, which is limited by specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be impacted based upon the period's eligible accounts receivable and eligible inventory, and may be significantly lower than the full $10,000 line of credit. As of March 31, 2023, borrowing base availability was $7,086.

The SVB Revolver facility matures and terminates on April 22, 2024. As of March 31, 2023, the SVB Revolver bore interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) 5.00% and (ii) the prime rate plus the prime rate margin, which is 2.25% for advances on the SVB Revolver, as defined by the LSA. As of March 31, 2023 there were no outstanding borrowings under the SVB Revolver.

Term Loan

The LSA also provided for an $8,500 term loan (the “Term Loan”), replacing the term loans made under the previous agreement, of which $7,000 was outstanding as of March 31, 2023. The Term Loan amortizes with equal monthly installments of $500 and matures on October 1, 2024.

The Term Loan accrues interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) five and three-quarters percent (5.75%) and (ii) the prime rate plus the prime rate margin, which is 3.50% for the Term Loan (as defined in the LSA), and such interest is payable (a) monthly in arrears, (b) on each prepayment date and (c) on the Term Loan Maturity Date. All outstanding principal and accrued and unpaid interest and all other Term Loan-related outstanding obligations shall become due and payable in full on the Term Loan maturity date.

The Company believes that the fair value of the Term Loan approximates the recorded amount as of March 31, 2023 and December 31, 2022, as the interest rates on the long-term debt are variable and the rates are based on market interest rates (bank's prime rate) after consideration of default and credit risk (using Level 2 inputs).

Future Aggregate Maturities

As of March 31, 2023, future aggregate maturities of the Term Note and Financed Insurance Premium payables were as follows:

Years Ending December 31,	Amount
2023 (excluding the three months ended March 31, 2023)	$3,298
2024	5,000
Total	$8,298

Financed Insurance Premium

In July 2022, the Company renewed its corporate directors & officers and employment liability policies and entered into a new short-term commercial premium finance agreement with First Insurance Funding totaling $3,041 to be paid in eleven equal monthly payments, all of which accrue interest at a rate of 4.40%. In October 2022, the Company obtained additional general corporate liability policies and entered into an additional short-term commercial premium finance agreement with First Insurance Funding totaling $826 to be paid in eleven equal monthly payments, accruing interest at a rate of 6.80%. As of March 31, 2023, the remaining principal balance on the combined financed insurance premiums was $1,298.

As of March 31, 2023, the Company was in compliance with all applicable covenants.

Note 5. Commitments and Contingencies

During February 2023, the Company entered an agreement with a significant vendor to pay $3,000 of interest over 36 months with respect to past due payables. The present value of the future payments was expensed and included within interest expense, net on the condensed consolidated statements of operations for the three months ended March 31, 2023.

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

Note 6. Stock-based Compensation

The Company has various stock compensation plans, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data - Note 10 to the Consolidated Financial Statements - Share-based Compensation" in the 2022 Annual Report on Form 10-K. Under the 2021 Incentive Award Plan, the Company has the ability to grant options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, dividend equivalents, or other stock or cash-based awards to employees, directors, or consultants.

Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Options, RSU, and PRSU awards generally vest over a period of four years.

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative	$1,436	$1544
Sales and marketing	492	740
Research and development	861	1,034
Total stock-based compensation	$2,789	$3,318

During the three months ended March 31, 2022, the Company capitalized $18 of stock-based compensation attributable to internally developed software. There was no stock-based compensation capitalized during the three months ended March 31, 2023.

As of March 31, 2023, the Company had $1,863 of unrecognized stock-based compensation costs related to non-vested options that will be recognized over a weighted-average period of 1.6 years, $11,079 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted-average period of 2.4 years, and $776 of unrecognized stock-based compensation costs related to unvested PRSUs that will be recognized over a weighted-average period of 1.9 years.

Note 7.    Convertible Preferred Stock and Common Stock Warrants

February 2023 Offering

On February 17, 2023 the Company entered into private placement investment agreements with certain investors, pursuant to which the Company issued and sold to the investors (i) an aggregate of 30,000 shares of the Company’s Series A convertible preferred stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 110,204,066 shares of the Company’s common stock, par value $0.0001 per share, (“February 2023 Warrants”) for an aggregate purchase price of $30,000.

The Series A convertible preferred stock is convertible into common stock at the option of the holder at any time after February 17, 2023 and ranks, with respect to dividend rights, rights of redemption and rights upon a liquidation event, (i) senior to the common stock and all other classes or series of equity securities of the Company established after February 17, 2023, unless such shares or equity securities expressly provide that they rank in parity with or senior to the Series A convertible preferred stock with respect to dividend rights, rights of redemption or rights upon a liquidation event, (ii) on parity with each class or series of equity securities of the Company established after the February 17, 2023, the terms of which expressly provide that it ranks on parity with the Series A convertible preferred stock with respect to dividend rights, rights of redemption and rights upon a liquidation event and (iii) junior to each class or series of equity securities of the Company established after February 17, 2023, the terms of which expressly provide that it ranks senior to the Series A convertible preferred stock with respect to dividend rights, rights of redemption and rights upon a liquidation event. Holders of Series A convertible preferred stock are entitled to vote with the holders of shares of Common Stock on an as-converted to common basis at any annual or special meeting of stockholders of the Company, and not as a separate class, except as required by Delaware law.

At any time from and after February 17, 2028, the holders of at least a majority of the then outstanding shares of Series A convertible preferred stock may specify a date and time or the occurrence of an event by vote or written consent that all, and not less than all, of the outstanding shares of Series A preferred stock will automatically be: (i) converted into shares of common stock at a conversion rate of 2,040.8163 per share (the "Conversion Rate"), (ii) subject to certain exceptions and limitations, redeemed for an amount per share of Series A preferred stock equal to the liquidation preference of one thousand dollars per share, plus all accrued or declared but unpaid dividends as of the redemption date and time or (iii) a combination of the foregoing.

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

Each of the February 2023 Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $0.333 per share, is immediately exercisable, and will expire on February 17, 2028. None of the warrants have been exercised as of March 31, 2023. As the February 2023 Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $26,133. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $3,867 allocated to the Series A convertible preferred stock. The Series A convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend.

The Company incurred $2,413 of issuance costs related to the offering, which were accrued but not yet paid as of March 31, 2023. Issuance costs allocated to the preferred stock of $311 were recorded as a reduction to paid-in capital. Issuance costs allocated to the liability classified warrants of $2,102 were recorded as an expense within general and administrative expenses.

SBG Common Stock Warrants

As a result of the merger completed with Sandbridge Acquisition Corporation ("SBG") on July 15, 2021 (the "Merger"), the Company continues to record liabilities for warrants issued by SBG prior to the Merger.

Pursuant to the SBG initial public offering, SBG sold 23,000,000 units. Each unit consisted of one share of Class A common stock and one-half of one redeemable warrant (“SBG Public Warrants”). Each whole SBG Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. Following the closing of the Initial Public Offering on September 17, 2020, the Company completed the sale of 6,600,000 warrants (the “SBG Private Placement Warrants”) in a private placement to Sandbridge Acquisition Holdings LLC. Together, the SBG Public Warrants and SBG Private Placement Warrants are referred to as the "SBG Common Stock Warrants."

SBG Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The SBG Public Warrants became exercisable 12 months from the closing of the Initial Public Offering. The SBG Common Stock Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation. As a result of the Merger, both the 11,500,000 Public Warrants and 6,600,000 Private Placement Warrants are redeemable for shares of Common Stock.

See Part II, Item 8 "Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements - Merger" in the 2022 Annual Report on Form 10-K for the year ended December 31, 2022 (the "Form 10-K") for more information.

The following table summarizes warrant activity for the three months ended March 31,2023:

	Outstanding December 31, 2022	Warrants Issued	Warrants Exercised	Outstanding March 31, 2023
SBG Public Warrants	11,500,000	—	—	11,500,000
SBG Private Placement Warrants	6,600,000	—	—	6,600,000
February 2023 Warrants	—	110,204,066	—	110,204,066
SVB Warrants (Note 4)	—	150,000	—	150,000
Total	18,100,000	110,354,066	—	128,454,066

Note 8.  Fair Value Measurements

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2023
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$23,963	$—	$—	$23,963
Total assets	$23,963	$—	$—	$23,963
Liabilities:
SBG Public Warrants	$445	$—	$—	$445
SBG Private Placement Warrants	—	255	—	255
February 2023 Warrants	—	—	24,245	24,245
Total liabilities	$445	$255	$24,245	$24,945

	December 31, 2022
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$11,070	$—	$—	$11,070
Total assets	$11,070	$—	$—	$11,070
Liabilities:
SBG Public Warrants	$460	$—	$—	$460
SBG Private Placement Warrants	—	264	—	264
Total liabilities	$460	$264	$—	$724

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The SBG Public Warrants as of March 31, 2023 are also included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The SBG Private Placement Warrants are included within Level 2 of the fair value hierarchy as the Company determined that the SBG Private Placement Warrants are economically equivalent to the SBG Public Warrants and estimated the fair value of the SBG Private Placement Warrants based on the quoted market price of the SBG Public Warrants.

The February 2023 Warrants are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company's own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

The Company measured the fair value of the February 2023 Warrants at issuance and again as of March 31, 2023, using the Black-Scholes option pricing model with the following assumptions:

February 2023 Warrants - Black-Scholes Inputs	February 17, 2023	March 31, 2023
OWLT stock price	$0.341	$0.324
Exercise price of warrants	$0.333	$0.333
Term in years	5.00	4.88
Risk-free interest rate	4.10%	3.61%
Volatility	85.00%	85.00%

The following table presents a reconciliation of the Company’s February 2023 Warrants measured at fair value on a recurring basis as of March 31, 2023:

February 2023 Warrants
Balance as of December 31, 2022	$—
Issuance of February 2023 Warrants	26,133
Change in fair value included within common stock warrant liability adjustment	$(1,888)
Balance as of March 31, 2023	$24,245

There were no transfers between Level 1 and Level 2 in the periods reported. There were no transfers into or out of Level 3 in the period reported.

The Company measured the fair value of the SVB Warrants (see Note 4) at issuance as of March 27, 2023, using the Black-Scholes option pricing model with the following assumptions:

SVB Warrants - Black-Scholes Inputs	March 27, 2023
OWLT stock price	$0.330
Exercise price of warrants	$0.380
Term in years	12.00
Risk-free interest rate	3.60%
Volatility	85.00%

Note 9.  Net Loss Per Share Attributable to Common Stockholders

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

The Company considers its convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of the Company’s convertible preferred stock do not have a contractual obligation to share in the Company’s losses.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss and comprehensive loss	$(11,867)	$(28,758)
Accretion on Series A convertible preferred stock	(653)	—
Net loss attributable to common stockholders (1)	$(12,520)	$(28,758)
Denominator:
Weighted-average common shares used in computed net loss per share attributable to common stockholders basic and diluted	113,545,429	110,384,313
Net loss per share attributable to common stockholders basic and diluted	$(0.11)	$(0.26)

(1) For the three months ended March 31, 2023, the Company did not allocate its net loss to participating convertible preferred stock as those shares are not obligated to share in the losses of the Company. There were no shares of convertible preferred stock outstanding during the three months ended March 31, 2022.
.

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share due to their anti-dilutive effect:

	As of March 31,	As of March 31,
	2023	2022
Stock options	7,418,570	9,866,965
RSUs	5,117,168	6,557,326
PRSUs	1,222,526	1,842,105
ESPP shares committed	333,447	234,133
Common stock warrants	128,454,066	18,100,000
Convertible preferred stock	61,224,489	—
Total	203,770,266	36,600,529

The Company’s 2,807,500 unvested earnout shares, described in Part II, Item 8 "Financial Statements and Supplementary Data - Note 11 to the Consolidated Financial Statements - Common Stock Warrants and Earnout Shares" in the 2022 Form 10-K, were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of March 31, 2023.

Note 10.  Segments

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

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$9,543	$18,712
International	1,193	2,826
Total revenues	$10,736	$21,538

Other than the United States, no individual country exceeded 10% of total revenues for either of the three months ended March 31, 2023 and March 31, 2022.

The Company’s long-lived assets are composed of property and equipment and right of use assets, net, and are summarized by geographic area as follows as of (in thousands):

	March 31, 2023	December 31, 2022
United States	$2,185	$2,615
International	577	753
Total long-lived assets, net	$2,762	$3,368

Note 11. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financing Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since released various amendments including ASU No. 2019-04 and ASU No. 2022-02. The guidance modifies the measurement of expected credit losses on certain financial instruments. The Company adopted ASU 2016-13 for the three months ended March 31, 2023. The impact of adoption was immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report and in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”). Certain statements we make under this Item 2 constitute “forward-looking statements” under the Reform Act. See “Cautionary Note Regarding Forward-Looking Statements” before Part I of this Report. You should consider our forward-looking statements in light of the risks discussed in our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this Report, the Form 10–K and our other filings with the SEC.
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

Other Income (Expense)

Interest Expense, Net. Interest expense consists of interest incurred on our outstanding borrowings, including interest incurred on past due payables with one of our vendors as described in Note 5 to the condensed consolidated financial statements, and amortization of deferred financing costs. Interest expense is presented net of interest income earned on our money market account.

Common Stock Warrant Liability Adjustment. Mark to market adjustment to recognize the change in fair value of common stock warrant liabilities in other income (expense).

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

Results of Operations

The following table sets forth our results of operations for the periods indicated in millions (note that amounts within this Item 2 shown in millions may not sum due to rounding):

	For the Three Months Ended March 31,
	2023	2022
Revenues	$10.7	$21.5
Cost of revenues	6.6	12.8
Gross profit	4.2	8.8
Operating expenses:
General and administrative	8.9	10.3
Sales and marketing	3.4	11.6
Research and development	2.9	8.5
Total operating expenses	15.1	30.5
Operating loss	(11.0)	(21.7)
Other income (expense):
Interest expense, net	(2.8)	(0.2)
Common stock warrant liability adjustment	1.9	(6.9)
Other income (expense), net	—	—
Total other income (expense), net	(0.9)	(7.1)
Loss before income tax provision	(11.9)	(28.8)
Income tax provision	0.0	0.0
Net loss and comprehensive loss	$(11.9)	$(28.8)

Revenues

	For the Three Months Ended March 31,		Change
(dollars in millions)	2023	2022	$	%
Revenues	$10.7	$21.5	$(10.8)	(50.2%)

Revenues decreased by $10.8 million, or 50.2%, from $21.5 million for the three months ended March 31, 2022 to $10.7 million for the three months ended March 31, 2023. The decrease was primarily due to lower sales of Owlet Sock products, impacted by lower consumer sell-through levels and retailers targeting lower inventory levels, reflecting macroeconomic conditions. The three months ended March 31, 2022 included the initial launch of the Dream Sock product and included significant sell-in sales of that new product across all channel partners. Provisions for returns and chargeback allowances decreased significantly as compared to the same period in the prior year, primarily due to the impact of the FDA Warning Letter.

Cost of Revenues and Gross Profit

	For the Three Months Ended March 31,		Change
(dollars in millions)	2023	2022	$	%
Cost of revenues	$6.6	$12.8	$(6.2)	(48.5%)
Gross profit	$4.2	$8.8	$(4.6)	(52.6%)
Gross margin	38.7%	40.7%

Cost of revenues decreased by $6.2 million, or 48.5%, from $12.8 million for the three months ended March 31, 2022 to $6.6 million for the three months ended March 31, 2023. The decrease was primarily due to the decrease in product sales. Gross margin decreased from 40.7% for the three months ended March 31, 2022 to 38.7% for the three months ended March 31, 2023 primarily due to higher direct product costs from cost inflation.

General and Administrative

	For the Three Months Ended March 31,		Change
(dollars in millions)	2023	2022	$	%
General and administrative	$8.9	$10.3	$(1.4)	(13.7%)

General and administrative expense decreased by $1.4 million, or 13.7%, from $10.3 million for the three months ended March 31, 2022 to $8.9 million for the three months ended March 31, 2023. The decrease was driven primarily by lower compensation expense, including share-based compensation, from reduced general and administrative headcount as a result of the restructuring actions taken during the fiscal year 2022. Additionally, the Company took cost saving measures to reduce spend on consulting services, but this was offset by incurred transaction costs relating to the February 2023 preferred stock offering.

Sales and Marketing

	For the Three Months Ended March 31,		Change
(dollars in millions)	2023	2022	$	%
Sales and marketing	$3.4	$11.6	$(8.3)	(71.2%)

Sales and marketing expense decreased by $8.3 million, or 71.2%, from $11.6 million for the three months ended March 31, 2022 to $3.4 million for the three months ended March 31, 2023. The decrease was driven by a decrease in all sales and marketing spend, including lower compensation expense from reduced sales and marketing headcount. Additionally, the Company reduced spend on digital advertising and retail channel marketing spend.

Research and Development

	For the Three Months Ended March 31,		Change
(dollars in millions)	2023	2022	$	%
Research and development	$2.9	$8.5	$(5.7)	(66.2%)

Research and development expense decreased by $5.7 million, or 66.2%, from $8.5 million for the three months ended March 31, 2022 to $2.9 million for the three months ended March 31, 2023. These decreases were primarily driven by lower compensation expense from reduced research and development headcount. Additionally, the Company took cost saving measures to reduce spend on consulting services.

Other Income (Expense)

	For the Three Months Ended March 31,		Change
(dollars in millions)	2023	2022	$	%
Interest expense, net	$(2.8)	$(0.2)	$(2.6)	1,144.2%
Common stock warrant liability adjustment	$1.9	$(6.9)	$8.8	(128%)
Other income, net	$—	$—	$(0.1)	NM

NM - Not meaningful

Interest expense increased by $2.6 million, from $0.2 million for the three months ended March 31, 2022 to $2.8 million for the three months ended March 31, 2023. As noted in Part I. Item 1. Note 5. "Commitments and Contingencies" of this Report, the Company entered an agreement with a significant vendor to pay $3.0 million of interest over 36 months with respect to past due payables. The present value of the future payments was expensed and included within interest expense, net on the condensed consolidated statements of operations for the three months ended March 31, 2023.

For the three months ended March 31, 2023, we recognized a gain of $1.9 million as compared to a loss of $6.9 million for the same period in the prior year resulting from a decrease in the fair value of common stock warrants outstanding.

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

On February 17, 2023 the Company entered into private placement investment agreements with certain investors, pursuant to which the Company issued and sold to the investors (i) an aggregate of 30,000 shares of the Company’s Series A convertible preferred stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 110,204,066 shares of the Company’s common stock, par value $0.0001 per share, (“February 2023 Warrants”) for an aggregate purchase price of $30.0 million.

The Series A convertible preferred stock is convertible into common stock at the option of the holder at any time after February 17, 2023 and ranks, with respect to dividend rights, rights of redemption and rights upon a liquidation event, (i) senior to the common stock and all other classes or series of equity securities of the Company established after February 17, 2023, unless such shares or equity securities expressly provide that they rank in parity with or senior to the Series A convertible preferred stock with respect to dividend rights, rights of redemption or rights upon a liquidation event, (ii) on parity with each class or series of equity securities of the Company established after the February 17, 2023, the terms of which expressly provide that it ranks on parity with the Series A convertible preferred stock with respect to dividend rights, rights of redemption and rights upon a liquidation event and (iii) junior to each class or series of equity securities of the Company established after February 17, 2023, the terms of which expressly provide that it ranks senior to the Series A convertible preferred stock with respect to dividend rights, rights of redemption and rights upon a liquidation event. Holders of Series A convertible preferred stock are entitled to vote with the holders of shares of Common Stock on an as-converted to common basis at any annual or special meeting of stockholders of the Company, and not as a separate class, except as required by Delaware law.

At any time from and after February 17, 2028, the holders of at least a majority of the then outstanding shares of Series A convertible preferred stock may specify a date and time or the occurrence of an event by vote or written consent that all, and not less than all, of the outstanding shares of Series A preferred stock will automatically be: (i) converted into shares of common stock at a conversion rate of 2,040.8163 per share (the "Conversion Rate"), (ii) subject to certain exceptions and limitations, redeemed for an amount per share of Series A preferred stock equal to the liquidation preference of one thousand dollars per share, plus all accrued or declared but unpaid dividends as of the redemption date and time or (iii) a combination of the foregoing.

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

Each of the February 2023 Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $0.333 per share, is immediately exercisable, and will expire on February 17, 2028. None of the warrants have been exercised as of March 31, 2023. As the February 2023 Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $26.1 million. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $3.9 million allocated to the Series A convertible preferred stock. The Series A convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend.

The Company incurred $2.4 million of issuance costs related to the offering, which were accrued but not yet paid as of March 31, 2023. Issuance costs allocated to the preferred stock of $0.3 million were recorded as a reduction to paid-in capital. Issuance costs allocated to the liability classified warrants of $2.1 million were recorded as an expense within general and administrative expenses.

On March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. On March 12, 2023, the Secretary of the Treasury, the chair of the Federal Reserve Board and the chairman of the FDIC released a joint statement related to the FDIC's resolution of the SVB receivership, which provided that all depositors would have access to all their money starting March 13, 2023. As of the date of this Report, all cash deposited with SVB by the Company has been accessible by the Company.

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

Since inception, the Company has experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $234.6 million as of March 31, 2023. During the three months ended March 31, 2023 and 2022, we had negative cash flows from operations of $9.4 million and $27.4 million, respectively. As of March 31, 2023, we had $24.8 million of cash on hand.

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

As the Company continues to address these financial conditions, management has undertaken the following actions:

•As described above, on February 17, 2023 the Company consummated a sale of newly issued preferred stock and warrants to purchase its common stock for aggregate gross proceeds of $30.0 million.

•As described in Note 4 to the financial statements presented in Item 1 of this Report, in March 2023 the Company further amended its financing arrangement with SVB, under which the principal payments on the term note will be deferred until September 2023. This most recent amendment also revised the financial covenants for future periods.

•During the year ended December 31, 2022, the Company undertook restructuring actions, which significantly reduced employee headcount and reduced operating spend. This included the reduction of consulting and outside services, the reduction of marketing programs, and the prioritization of and sequencing of research and development projects.

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

Line of Credit

The LSA provides for a $10.0 million revolving line of credit (the “SVB Revolver”) as of March 31, 2023. The SVB Revolver is an asset-based lending facility subject to borrowing base availability, which is limited by specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be impacted based upon the period's eligible accounts receivable and eligible inventory, and may be significantly lower than the full $10.0 million line of credit. As of March 31, 2023, borrowing base availability was $7.1 million.

The SVB Revolver facility matures and terminates on April 22, 2024. As of March 31, 2023, the SVB Revolver bore interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) 5.00% and (ii) the prime rate plus the prime rate margin, which is 2.25% for advances on the SVB Revolver, as defined by the LSA.

Term Loan

The LSA also provided for an $8.5 million term loan (the “Term Loan”), replacing the term loans made under the previous agreement, of which $7.0 million was outstanding as of March 31, 2023. The Term Loan amortizes with equal monthly installments of $0.5 million and matures on October 1, 2024.

The Term Loan accrues interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) five and three-quarters percent (5.75%) and (ii) the prime rate plus the prime rate margin, which is 3.50% for the Term Loan (as defined in the LSA), and such interest is payable (a) monthly in arrears, (b) on each prepayment date and (c) on the Term Loan Maturity Date. All outstanding principal and accrued and unpaid interest and all other Term Loan-related outstanding obligations shall become due and payable in full on the Term Loan maturity date.

The Company believes that the fair value of the Term Loan approximates the recorded amount as of March 31, 2023 and December 31, 2022, as the interest rates on the long-term debt are variable and the rates are based on market interest rates (bank's prime rate) after consideration of default and credit risk (using Level 2 inputs).

As of March 31, 2023, the Company was in compliance with all applicable covenants.

Financed Insurance Premium

In July 2022, the Company renewed its corporate directors & officers and employment liability policies and entered into a new short-term commercial premium finance agreement with First Insurance Funding totaling $3.0 million to be paid in eleven equal monthly payments, all of which accrue interest at a rate of 4.40%. In October 2022, the Company obtained additional general corporate liability policies and entered into an additional short-term commercial premium finance agreement with First Insurance Funding totaling $0.8 million to be paid in eleven equal monthly payments, accruing interest at a rate of 6.80%. As of March 31, 2023, the remaining principal balance on the combined financed insurance premiums was $1.3 million.

Cash Flows

The following table summarizes our cash flow (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(9.4)	$(27.4)
Net cash used in investing activities	—	(0.7)
Net cash provided by financing activities	22.9	1.8
Net change in cash and cash equivalents	$13.5	$(26.3)

Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $9.4 million as compared to net cash used in operating activities of $27.4 million in the prior year. The change in operating cash flows was primarily driven by a lower net loss and lower working capital usage. Lower working capital usage was driven by decreases in accounts receivable and inventory levels, as compared to increases in the prior year. These were partially offset by a larger decrease in accounts payable and accrued and other expenses as compared to the prior year.

Investing Activities

For the three months ended March 31, 2023, the Company used substantially no cash for investing activities, as compared to $0.7 million for the three months ended March 31, 2022. The decrease in cash used for investing activities is primarily related to the prioritization of research and development projects in correlation with the restructuring actions taken during the fiscal year 2022.

Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities increased to $22.9 million from $1.8 million for the three months ended March 31, 2022, primarily driven by the private placement offering of preferred shares in February 2023, partially offset by debt payments.

Critical Accounting Policies and Estimates

There have been no material changes from the critical accounting policies and estimates disclosed in our 2022 Annual Report on Form 10-K, other than policies disclosed in this Form 10-Q.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of March 31, 2023, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting exist as of March 31, 2023.

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

Notwithstanding the above, our management believes that the consolidated financial statements included in this Report on Form 10-Q state fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2021, two putative class action complaints were filed against us in the U.S. District Court for the Central District of California, the first captioned Butala v. Owlet, Inc., et al., Case No. 2:21-cv-09016, and the second captioned Cherian v. Owlet, Inc., et al., Case No. 2:21-cv-09293. Both complaints allege violations of the Securities Exchange Act of 1934 against the Company and certain of its officers and directors on behalf of a putative class of investors who: (a) purchased the Company’s common stock between March 31, 2021 and October 4, 2021; or (b) held common stock in SBG as of June 1, 2021, and were eligible to vote at SBG's special meeting held on July 14, 2021. Both complaints allege, among other things, that the Company and certain of its officers and directors made false and/or misleading statements and failed to disclose certain information regarding the FDA’s likely classification of the Owlet Smart Sock as a medical device requiring marketing authorization. The Court has consolidated the Butala and Cherian cases but has yet to appoint a lead plaintiff. The Company intends to vigorously defend itself against these claims, including by filing a motion to dismiss on behalf of itself and the named officers and directors.
Item 1A. Risk Factors.

In addition to the information contained in this Report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or results. Except as described below and elsewhere in this Report, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

Our failure to meet the NYSE’s continued listing requirements could result in a delisting of our common stock.

If we fail to satisfy the NYSE's continued listing requirements, the NYSE may take steps to delist our common stock. For example, in April 2023, we were notified by NYSE that we were not in compliance with Section 802.01B of the NYSE Listed Company Manual as the average global market capitalization of our common stock over a consecutive 30 trading-day period and, at the same time, our last reported stockholders’ equity were each less than $50 million. As permitted under the NYSE rules, we plan to submit a business plan advising the NYSE of the definitive action we have taken, or are taking, that would bring us into compliance with NYSE continued listing standards within 18 months of receipt of the NYSE Notification (the “Cure Period”). The NYSE will review the plan and determine whether we have made a reasonable demonstration of our ability to regain compliance with the relevant standards within the Cure Period. There can be no assurance that the NYSE will agree that we have demonstrated our ability to regain compliance with the relevant standards within the Cure Period or, if we regain compliance, that we will be able to maintain compliance with these or any other NYSE listing requirements.

Delisting from the NYSE could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a NYSE market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from the NYSE could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by the NYSE, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the NYSE, would be eligible to be listed on another national securities exchange or quoted on an over-the counter quotation system.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously disclosed in our Current Report on Form 8-K filed with the SEC on February 21, 2023, there were no unregistered sales of equity securities for the three months ended March 31, 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1†	Merger Agreement, dated as of February 15, 2021, by and among the Registrant, Project Olympus Merger Sub, Inc. and Owlet Baby Care Inc.	8-K	001-39516	2.1	2/16/2021
3.1	Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	S-4	333-254888	3.3	3/31/2021
3.2	Certificate of Designation of Series A Convertible Preferred Stock of Owlet, Inc.	8-K	001-39516	3.1	2/21/2023
3.3	Amended and Restated Bylaws of Owlet, Inc.	S-4	333-254888	3.4	3/31/2021
4.1	Warrant Agreement, dated September 14, 2020, between Sandbridge Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39516	4.1	9/18/2020
4.2	Specimen Warrant Certificate.	S-1	333-24832	4.4	9/1/2020
4.3	Form of Warrant to Purchase Common Stock.	8-K	001-39516	4.1	2/21/2023
10.1	Investment Agreement, dated February 17, 2023, by and among Owlet, Inc. and the investors listed on Schedule I thereto (Institutional Accounts).	8-K	001-39516	10.1	2/21/2023
10.2	Investment Agreement, dated February 17, 2023, by and among Owlet, Inc. and the investors listed on Schedule I thereto (Excluded Investors).	8-K	001-39516	10.2	2/21/2023
10.3	Amended and Restated Stockholders Agreement, dated February 17, 2023, by and among Owlet, Inc., Eclipse Ventures Fund, L.P., Eclipse Continuity Fund I, L.P. and Eclipse Early Growth Fund I, L.P.	8-K	001-39516	10.3	2/21/2023
10.4	First Amendment to the Third Amended and Restated Loan and Security Agreement, dated March 27, 2023, between Silicon Valley Bank, as bank lender, and Owlet, Inc. and its subsidiary, Owlet Baby Care, Inc., as borrowers.	8-K	001-39516	10.1	3/31/2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Company Name

Date: May 12, 2023	By:	/s/ Kurt Workman
	Name:	Kurt Workman
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Kathryn R. Scolnick
	Name:	Kathryn R. Scolnick
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)