Form 10-Q
period 2023-06-30
Owlet, Inc.
filed 2023-08-14
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2023, the registrant had 8,477,224 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to implement processes, procedures and operations necessary to market and sell medical devices
•our ability to grow and manage growth profitably, which may be affected by, among other things, our capital resources, inflation, recession, competition and the impact of discretionary consumer spending, retail sector and demographic trends, employee availability and other economic, business and regulatory conditions;
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

As used in this Report, unless otherwise stated or the context otherwise requires: “we,” “us,” “our,” “Owlet,” the “Company,” and similar references refer to Owlet, Inc. and its subsidiaries, “common stock” refers to our Class A common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Owlet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

Assets	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$24,746	$11,231
Accounts receivable, net of allowance for doubtful accounts of $2,898 and $3,013, respectively	12,978	15,958
Inventory	12,389	18,515
Prepaid expenses and other current assets	1,633	5,558
Total current assets	51,746	51,262
Property and equipment, net	609	1,108
Right of use assets, net	1,639	2,260
Intangible assets, net	2,253	2,279
Other assets	1,017	1,195
Total assets	$57,264	$58,104
Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$22,758	$30,432
Accrued and other expenses	11,205	19,984
Current portion of deferred revenues	1,036	1,148
Line of credit	8,176	4,685
Current portion of long-term debt	5,204	10,353
Total current liabilities	48,379	66,602
Long-term debt, net	2,000	—
Noncurrent lease liabilities	265	1,162
Common stock warrant liabilities	26,574	724
Other long-term liabilities	1,769	251
Total liabilities	78,987	68,739
Commitments and contingencies (Note 5)
Series A convertible preferred stock, $0.0001 par value, 10,741,071 shares authorized as of June 30, 2023 and December 31, 2022; 30,000 and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively (liquidation preference of $30,000)	5,593	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 107,142,857 shares authorized as of June 30, 2023 and December 31, 2022; 8,441,683 and 8,242,009 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	1	1
Additional paid-in capital	215,775	212,122
Accumulated deficit	(243,092)	(222,758)
Total stockholders’ deficit	(27,316)	(10,635)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$57,264	$58,104
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$13,088	$18,348	$23,824	$39,887
Cost of revenues	7,855	11,726	14,438	24,507
Gross profit	5,233	6,622	9,386	15,380
Operating expenses:
General and administrative	6,124	9,492	14,990	19,769
Sales and marketing	3,078	9,723	6,431	21,354
Research and development	2,745	7,770	5,635	16,315
Total operating expenses	11,947	26,985	27,056	57,438
Operating loss	(6,714)	(20,363)	(17,670)	(42,058)
Other (expense) income:
Interest expense, net	(52)	(203)	(2,864)	(429)
Common stock warrant liability adjustment	(1,629)	8,811	283	1,935
Other (expense) income, net	(67)	63	(78)	109
Total other (expense) income, net	(1,748)	8,671	(2,659)	1,615
Loss before income tax provision	(8,462)	(11,692)	(20,329)	(40,443)
Income tax provision	(5)	(26)	(5)	(33)
Net loss and comprehensive loss	(8,467)	(11,718)	(20,334)	(40,476)
Accretion on Series A convertible preferred stock	(1,326)	—	(1,979)	—
Net loss attributable to common stockholders	$(9,793)	$(11,718)	$(22,313)	$(40,476)
Net loss per share attributable to common stockholders, basic and diluted	$(1.19)	$(1.48)	$(2.73)	$(5.12)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	8,213,247	7,915,156	8,162,102	7,899,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2021	—	$—	8,071,183	$1	$198,612	$(143,422)	$55,191
Issuance of common stock upon exercise of stock options	—	—	6,343	—	48	—	48
Issuance of common stock for restricted stock units vesting	—	—	22,935	—	—	—	—
Share-based compensation	—	—	—	—	3,336	—	3,336
Net loss	—	—	—	—	—	(28,758)	(28,758)
Balance as of March 31, 2022	—	$—	8,100,461	$1	$201,996	$(172,180)	$29,817
Issuance of common stock upon exercise of stock options	—	—	29,866	—	166	—	166
Issuance of common stock for restricted stock units vesting	—	—	16,454	—	—	—	—
Share-based compensation	—	—	—	—	3,273	—	3,273
Net loss	—	—	—	—	—	(11,718)	(11,718)
Balance as of June 30, 2022	—	$—	8,146,781	$1	$205,435	$(183,898)	$21,538

Owlet, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2022	—	—	8,242,009	1	212,122	(222,758)	(10,635)
Issuance of Series A convertible preferred stock	30,000	3,867	—	—	—	—	—
Preferred stock issuance costs	—	(253)	—	—	—	—	—
Accretion on Series A convertible preferred stock	—	653	—	—	(653)	—	(653)
Issuance of SVB Warrants (Note 4)	—	—	—	—	43	—	43
Issuance of common stock upon exercise of stock options	—	—	18,054	—	55	—	55
Issuance of common stock for restricted stock units vesting	—	—	115,257	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	15,104	—	101	—	101
Share-based compensation	—	—	—	—	2,789	—	2,789
Net loss	—	—	—	—	—	(11,867)	(11,867)
Balance as of March 31, 2023	30,000	4,267	8,390,424	1	214,457	(234,625)	(20,167)
Accretion on Series A convertible preferred stock	—	1,326	—	—	(1,326)	—	(1,326)
Issuance of common stock for restricted stock units vesting	—	—	51,259	—	—	—	—
Share-based compensation	—	—	—	—	2,644	—	2,644
Net loss	—	—	—	—	—	(8,467)	(8,467)
Balance as of June 30, 2023	30,000	5,593	8,441,683	1	215,775	$(243,092)	$(27,316)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(20,334)	$(40,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	530	707
Share-based compensation	5,433	6,575
Common stock warrant liability adjustment	(283)	(1,935)
Amortization of right of use assets	667	602
Other adjustments, net	94	512
Changes in assets and liabilities:
Accounts receivable	2,925	(13,922)
Prepaid expenses and other assets	4,103	8,756
Inventory	6,222	(11,392)
Accounts payable and accrued and other expenses	(16,134)	(4,499)
Other, net	20	(588)
Net cash used in operating activities	(16,757)	(55,660)
Cash flows from investing activities
Purchase of property and equipment	(6)	(419)
Purchase of intangible assets	(13)	(824)
Net cash used in investing activities	(19)	(1,243)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of $295 of paid transaction costs	29,793	—
Proceeds from short-term borrowings	52,531	22,583
Payments of short-term borrowings	(51,189)	(20,693)
Proceeds from long-term borrowings	500	—
Payments of long-term borrowings	(1,500)	(3,000)
Other, net	156	215
Net cash provided by (used in) financing activities	30,291	(895)
Net change in cash and cash equivalents	13,515	(57,798)
Cash and cash equivalents at beginning of period	11,231	95,054
Cash and cash equivalents at end of period	$24,746	$37,256

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

Reverse Stock Split

On July 7, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect a one-for-14 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock and a reduction in the number of authorized shares of common stock and authorized but unissued shares of the Company’s preferred stock. The number of authorized shares of Common Stock was reduced from 1,000,000,000 shares to 107,142,857 shares, which reflects a reduction to 1.5 times the then current number of authorized shares of Common Stock, divided by the Reverse Stock Split ratio. The Reverse Stock Split also reduced the number of authorized shares of preferred stock from 100,000,000 shares to 10,741,071 shares, which reflects a reduction to 1.5 times the then current number of authorized but unissued shares of preferred stock, divided by the Reverse Stock Split ratio. The Reverse Stock Split became effective on July 7, 2023.

There was no net effect on total stockholders' equity, and the par value per share of our common stock remains unchanged at $0.0001 per share after the Reverse Stock Split. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted for all periods presented to reflect the applicable effects of the Reverse Stock Split and the reduction in the number of authorized shares of common stock and preferred stock effected by the Charter Amendment.

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

Since inception, the Company has experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $243,092 as of June 30, 2023. During the six months ended June 30, 2023 and 2022, we had negative cash flows from operations of $16,757 and $55,660, respectively. As of June 30, 2023, we had $24,746 of cash on hand.

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

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of June 30, 2023, substantially all of the Company's cash was held with Silicon Valley Bank and Citibank, and exceeded federally insured limits. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. On March 12, 2023, the Secretary of the Treasury, the chair of the Federal Reserve Board and the chairman of the FDIC released a joint statement related to the FDIC's resolution of the Silicon Valley Bank receivership, which provided that all depositors would have access to all their money starting March 13, 2023. As of the issuance date of these financial statements, all cash deposited by the Company with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company, has been accessible by the Company.
Note 2. Certain Balance Sheet Accounts

Inventory

Substantially all of the Company's inventory consisted of finished goods as of June 30, 2023 and December 31, 2022.

Property and Equipment, net

Property and equipment consisted of the following as of:

	June 30, 2023	December 31, 2022
Tooling and manufacturing equipment	$2,731	$2,731
Furniture and fixtures	639	639
Computer equipment	601	660
Software	106	106
Leasehold improvements	35	29
Total property and equipment	4,112	4,165
Less accumulated depreciation and amortization	(3,503)	(3,057)
Property and equipment, net	$609	$1,108

Depreciation and amortization expense on property and equipment was $225 and $320 for the three months ended June 30, 2023 and June 30, 2022, respectively. For the three months ended June 30, 2023 and June 30, 2022, the Company allocated $148 and $208, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment and software to cost of revenues.

Depreciation and amortization expense on property and equipment was $500 and $629 for the six months ended June 30, 2023 and June 30, 2022, respectively. For the six months ended June 30, 2023 and June 30, 2022, the Company allocated $330 and $398, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment and software to cost of revenues.

Intangible Assets Subject to Amortization

Intangible assets were $2,253, net of accumulated amortization of $236 as of June 30, 2023 and $2,279, net of accumulated amortization of $206, as of December 31, 2022.

Capitalized software development costs were $1,873 on June 30, 2023 and December 31, 2022. The Company's internally developed software capitalized within intangible assets on the balance sheet is still in development and not ready for general release. As such, the Company has not recognized any amortization for the three or six months ended June 30, 2023 or 2022.

The Company did not recognize any impairment charges for intangible assets during the three or six months ended June 30, 2023 or 2022.

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

Accrued and other expenses, among other things, included accrued sales returns of $1,717 and $6,756 as of June 30, 2023 and December 31, 2022, respectively. Accrued sales returns included $36 and $4,958 as of June 30, 2023 and December 31, 2022, respectively, for product returns related to the Warning Letter.

Changes in accrued warranty were as follows:

	For the Three Months Ended June 30,
	2023	2022
Accrued warranty, beginning of period	$592	$725
Provision for warranties issued during the period	81	193
Settlements of warranty claims during the period	(82)	(143)
Accrued warranty, end of period	$591	$775

	For the Six Months Ended June 30,
	2023	2022
Accrued warranty, beginning of period	$712	$661
Provision for warranties issued during the period	116	394
Settlements of warranty claims during the period	(237)	(280)
Accrued warranty, end of period	$591	$775

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

Changes in the total deferred revenues balance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$1,257	$1,312	$1,386	$1,235
Deferral of revenues	480	687	820	1,430
Recognition of deferred revenues	(514)	(620)	(983)	(1,286)
Ending balance	$1,223	$1,379	$1,223	$1,379

The Company recognized $456 and $498 of revenue during the three months ended June 30, 2023 and 2022, respectively, that was included in the deferred revenue balance at the beginning of the respective period. The Company recognized $797 and $838 of revenue during the six months ended June 30, 2023 and 2022, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

Note 4. Long-Term Debt and Other Financing Arrangements

The following is a summary of the Company’s long-term indebtedness as of:

	June 30, 2023	December 31, 2022
Term note payable to SVB, maturing on October 1, 2024	$7,000	$8,000
Financed insurance premium	204	2,353
Total debt	7,204	10,353
Less: current portion	(5,204)	(10,353)
Total long-term debt, net	$2,000	$—

Third Amended and Restated Loan and Security Agreement

On November 23, 2022, the Company entered into the Third Amended and Restated Loan and Security Agreement (the “LSA”) with Silicon Valley Bank. The LSA amended, restated and replaced in its entirety the prior Second Amended and Restated Loan and Security Agreement, dated April 22, 2020, and all prior amendments. On March 27, 2023, the Company entered into the first amendment to the LSA with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (the “SVB Amendment”), that (i) deferred certain payments of principal by the Company until September 1, 2023, (ii) had Silicon Valley Bank waive certain stated events of default, (iii) to expand the eligibility of inventory and accounts that the Company can borrow against, (iv) to modify certain financial covenants required of the Company, and (v) certain other revisions.

In connection with the amendment to the LSA executed on March 27, 2023, the Company granted Silicon Valley Bank a warrant to purchase 10,714 shares of the Company's common stock at a price of $5.32 per share, expiring on

March 27, 2035 (the "SVB Warrants"). The warrant was valued at $43 and is classified as equity and included within additional paid-in capital on the condensed consolidated balance sheet. See Note 7 for a summary of all common stock warrants currently outstanding.

On August 10, 2023, the Company entered into the second amendment to the LSA with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company, that clarified the calculation of the financial covenants under the agreement.

As of the date of this Report, the Company was in compliance with all applicable covenants under the LSA.

Line of Credit

The LSA provides for a $10,000 revolving line of credit (the “SVB Revolver”) as of June 30, 2023. The SVB Revolver is an asset-based lending facility subject to borrowing base availability, which is limited by specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be impacted based upon the period's eligible accounts receivable and eligible inventory and may be significantly lower than the full $10,000 line of credit. As of June 30, 2023, borrowing base availability was $8,364.

The SVB Revolver facility matures and terminates on April 22, 2024. As of June 30, 2023, the SVB Revolver bore interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) 5.00% and (ii) the prime rate plus the prime rate margin, which is 2.25% for advances on the SVB Revolver, as defined by the LSA. As of June 30, 2023 there was $8,176 of outstanding borrowings under the SVB Revolver.

Term Loan

The LSA also provided for an $8,500 term loan (the “Term Loan”), replacing the term loans made under the previous agreement, of which $7,000 was outstanding as of June 30, 2023. The Term Loan amortizes with equal monthly installments of $500 and matures on October 1, 2024 (the "Term Loan Maturity Date").

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

The Company believes that the fair value of the Term Loan approximates the recorded amount as of June 30, 2023 and December 31, 2022, as the interest rates on the long-term debt are variable and the rates are based on market interest rates (bank's prime rate) after consideration of default and credit risk (using Level 2 inputs).

Future Aggregate Maturities

As of June 30, 2023, future aggregate maturities of the Term Note and Financed Insurance Premium payables were as follows:

Years Ending December 31,	Amount
2023 (excluding the six months ended June 30, 2023)	$2,204
2024	5,000
Total	$7,204

Financed Insurance Premium

In July 2022, the Company renewed its corporate directors & officers and employment liability policies and entered into a new short-term commercial premium finance agreement with First Insurance Funding totaling $3,041 to be paid in eleven equal monthly payments, all of which accrue interest at a rate of 4.40%. In October 2022, the Company obtained additional general corporate liability policies and entered into an additional short-term commercial premium finance agreement with First Insurance Funding totaling $826 to be paid in eleven equal monthly payments, accruing interest at a rate of 6.80%. As of June 30, 2023, the remaining principal balance on the combined financed insurance premiums was $204.

In July 2023, the Company renewed its corporate directors & officers and employment liability policies and entered into a new short-term commercial premium finance agreement with First Insurance Funding totaling $927 to be paid in eleven equal monthly payments, accruing interest at a rate of 8.29%.

Note 5. Commitments and Contingencies

During February 2023, the Company entered an agreement with a significant vendor to pay $3,000 of interest over 36 months with respect to past due payables. The present value of the future payments was expensed and included within interest expense, net on the condensed consolidated statements of operations for the six months ended June 30, 2023.

Litigation

The Company is involved in legal proceedings from time to time arising in the normal course of business. Management, after consultation with legal counsel, believes that the outcome of these proceedings will not have a material impact on the Company’s financial position, results of operations, or liquidity.

In November 2021, two putative class action complaints were filed against us in the U.S. District Court for the Central District of California, Butala v. Owlet, Inc., et al., Case No. 2:21-cv-09016, and Cherian v. Owlet, Inc., et al., Case No. 2:21-cv-09293. Both complaints allege violations of the Securities Exchange Act of 1934 ("Exchange Act") against the Company and certain of its officers and directors on behalf of a putative class of investors who (i) purchased the Company’s common stock between March 31, 2021 and October 4, 2021 or (ii) held common stock in Sandbridge Acquisition Corporation (“SBG”) as of June 1, 2021 and were eligible to vote at SBG’s special meeting held on July 14, 2021. Both complaints allege, among other things, that the Company and certain of its officers and directors made false and/or misleading statements and failed to disclose certain information regarding the FDA’s likely classification of the Smart Sock product as a medical device requiring marketing authorization. The Court has consolidated the Butala and Cherian cases but has yet to appoint a lead plaintiff. The Company intends to vigorously defend itself against these claims, including by filing a motion to dismiss on behalf of itself and the named officers and directors.

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

Note 6. Stock-based Compensation

The Company has various stock compensation plans, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data - Note 10 to the Consolidated Financial Statements - Share-based Compensation" in the 2022 Annual Report on Form 10-K. Under the 2021 Incentive Award Plan, the Company has the ability to grant options, stock appreciation rights, restricted stock, restricted stock units ("RSU"), performance stock units ("PRSU"), dividend equivalents, or other stock or cash-based awards to employees, directors, or consultants.

Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Options, RSU, and PRSU awards generally vest over a period of four years.

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$1,461	$1,864	$2,897	$3408
Sales and marketing	476	673	968	1,413
Research and development	707	720	1,568	1,754
Total stock-based compensation	$2,644	$3,257	$5,433	$6,575

During the three and six months ended June 30, 2022, the Company capitalized $16 and $33 of stock-based compensation attributable to internally developed software. There was no stock-based compensation capitalized during the three or six months ended June 30, 2023.

As of June 30, 2023, the Company had $1,565 of unrecognized stock-based compensation costs related to non-vested options that will be recognized over a weighted-average period of 1.4 years, $8,503 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted-average period of 2.4 years, and $651 of unrecognized stock-based compensation costs related to unvested PRSUs that will be recognized over a weighted-average period of 1.7 years.

Note 7.    Convertible Preferred Stock and Common Stock Warrants

February 2023 Offering

On February 17, 2023 the Company entered into private placement investment agreements with certain investors, pursuant to which the Company issued and sold to the investors (i) an aggregate of 30,000 shares of the Company’s Series A convertible preferred stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 7,871,712 shares of the Company’s common stock, par value $0.0001 per share, (“February 2023 Warrants”) for an aggregate purchase price of $30,000.

The Series A convertible preferred stock is convertible into common stock at the option of the holder at any time after February 17, 2023 and ranks, with respect to dividend rights, rights of redemption and rights upon a liquidation event, (i) senior to the common stock and all other classes or series of equity securities of the Company established after February 17, 2023, unless such shares or equity securities expressly provide that they rank in parity with or senior to the Series A convertible preferred stock with respect to dividend rights, rights of redemption or rights upon a liquidation event, (ii) on parity with each class or series of equity securities of the Company established after the February 17, 2023, the terms of which expressly provide that it ranks on parity with the Series A convertible preferred stock with respect to dividend rights, rights of redemption and rights upon a liquidation event and (iii) junior to each class or series of equity securities of the Company established after February 17, 2023, the terms of which expressly provide that it ranks senior to the Series A convertible preferred stock with respect to dividend rights, rights of redemption and rights upon a liquidation event. Except as otherwise provided in the certificate of designation relating to the Series A convertible preferred stock or as required by law, holders of shares of Series A convertible preferred stock are entitled to vote with the holders of shares of common stock (and any other class or series that may similarly be entitled to vote with the holders of common stock) on an as-converted to common stock basis at any annual or special meeting of stockholders of the Company, and not as a separate class.

At any time from and after February 17, 2028, the holders of at least a majority of the then outstanding shares of Series A convertible preferred stock may specify a date and time or the occurrence of an event by vote or written consent that all, and not less than all, of the outstanding shares of Series A preferred stock will automatically be: (i) converted into shares of common stock at a conversion rate of 145.7726 per share (the "Conversion Rate"), (ii) subject to certain exceptions and limitations, redeemed for an amount per share of Series A preferred stock equal to the liquidation preference of one thousand dollars per share, plus all accrued or declared but unpaid dividends as of the redemption date and time or (iii) a combination of the foregoing.

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

Each of the February 2023 Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $4.66 per share, is immediately exercisable, and will expire on February 17, 2028. None of the warrants have been exercised as of June 30, 2023. As the February 2023 Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $26,133. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $3,867 allocated to the Series A convertible preferred stock. The Series A convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend.

The Company incurred $1,963 of issuance costs related to the offering, of which $295 were paid as of June 30, 2023. Issuance costs allocated to the preferred stock of $253 were recorded as a reduction to the Series A preferred stock. Issuance costs allocated to the liability classified warrants of $1,710 were recorded as an expense within general and administrative expenses. In connection with the issuance of these interim statements we have updated the classification of the preferred stock issuance costs incurred during the three months ended March 31, 2023 from a reduction of APIC to a reduction of the preferred stock carrying amount.

SBG Common Stock Warrants

As a result of the merger completed with Sandbridge Acquisition Corporation ("SBG") on July 15, 2021 (the "Merger"), the Company continues to record liabilities for warrants issued by SBG prior to the Merger.

Pursuant to the SBG initial public offering, SBG sold warrants to purchase an aggregate of 821,428 shares of the Company’s common stock at a price of $161.00 per share (“SBG Public Warrants”). Following the closing of the Initial Public Offering on September 17, 2020, the Company completed the sale of warrants to purchase an aggregate of 471,428  shares of the Company’s common stock at a price of $161.00 per share in a private placement to Sandbridge Acquisition Holdings LLC (the “SBG Private Placement Warrants”). Together, the SBG Public Warrants and SBG Private Placement Warrants are referred to as the "SBG Common Stock Warrants." The SBG Public Warrants became exercisable 12 months from the closing of the Initial Public Offering. The SBG Common Stock Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.

See Part II, Item 8 "Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements - Merger" in the 2022 Annual Report on Form 10-K for the year ended December 31, 2022 (the "Form 10-K") for more information.

The following table summarizes issuable shares of the Company's common stock based on warrant activity for the six months ended June 30, 2023:

	As of December 31, 2022	Shares Issuable by New Warrants	Shares Purchased by Exercise	As of June 30, 2023
SBG Public Warrants	821,428	—	—	821,428
SBG Private Placement Warrants	471,428	—	—	471,428
February 2023 Warrants	—	7,871,712	—	7,871,712
SVB Warrants (Note 4)	—	10,714	—	10,714
Total	1,292,856	7,882,426	—	9,175,282

Note 8.  Fair Value Measurements

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2023
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$20,556	$—	$—	$20,556
Total assets	$20,556	$—	$—	$20,556
Liabilities:
SBG Public Warrants	$—	$—	$149	$149
SBG Private Placement Warrants	—	—	86	86
February 2023 Warrants	—	—	26,339	26,339
Total liabilities	$—	$—	$26,574	$26,574

	December 31, 2022
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$11,070	$—	$—	$11,070
Total assets	$11,070	$—	$—	$11,070
Liabilities:
SBG Public Warrants	$460	$—	$—	$460
SBG Private Placement Warrants	—	264	—	264
Total liabilities	$460	$264	$—	$724

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The SBG Public Warrants and SBG Private Placement Warrants as of June 30, 2023 are presented in Level 3 of the fair value hierarchy. On June 15, 2023, the Company received notice from the New York Stock Exchange (the “NYSE”) that the NYSE had halted trading in the SBG Public Warrants due to the low trading price of those warrants. On June 16, 2023, the NYSE provided written notice to the Company and publicly announced that NYSE Regulation had determined to commence proceedings to delist the SBG Public Warrants and that such warrants were no longer suitable for listing based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. As such, these instruments are no longer valued using quoted market prices and correspondingly, the SBG Private Placement Warrants can no longer be valued based on a quoted market price of the SBG Public Warrants. The Company measured the fair value of both the SBG Public Warrants and the SBG Private Placement Warrants as of June 30, 2023, using the Black-Scholes option pricing model with the following assumptions:

SBG Common Stock Warrants - Black-Scholes Inputs	June 30, 2023
OWLT stock price	$4.76
Exercise price of warrants	$161.00
Term in years	3.04
Risk-free interest rate	4.48%
Volatility	90.00%

The February 2023 Warrants are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company's own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

The Company measured the fair value of the February 2023 Warrants at issuance and again as of June 30, 2023, using the Black-Scholes option pricing model with the following assumptions:

February 2023 Warrants - Black-Scholes Inputs	February 17, 2023	June 30, 2023
OWLT stock price	$4.78	$4.76
Exercise price of warrants	$4.66	$4.66
Term in years	5.00	4.63
Risk-free interest rate	4.10%	4.20%
Volatility	85.00%	90.00%

The following table presents a reconciliation of the Company’s SBG Public Warrants, SBG Private Placement Warrants, and February 2023 Warrants (together, the "Level 3 Warrants") measured at fair value on a recurring basis as of June 30, 2023:

Level 3 Warrants
Balance as of December 31, 2022	$724
Issuance of February 2023 Warrants	26,133
Change in fair value included within common stock warrant liability adjustment	(283)
Balance as of June 30, 2023	$26,574

There were no transfers between Level 1 and Level 2 in the periods reported. The SBG Public Warrants and SBG Private Placement Warrants were transferred into Level 3 in the period reported, as discussed above.

The Company measured the fair value of the SVB Warrants (see Note 4) at issuance as of March 27, 2023, using the Black-Scholes option pricing model with the following assumptions:

SVB Warrants - Black-Scholes Inputs	March 27, 2023
OWLT stock price	$4.62
Exercise price of warrants	$5.32
Term in years	12.00
Risk-free interest rate	3.60%
Volatility	85.00%

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

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss and comprehensive loss	$(8,467)	$(11,718)	$(20,334)	$(40,476)
Accretion on Series A convertible preferred stock	(1,326)	—	(1,979)	—
Net loss attributable to common stockholders (1)	$(9,793)	$(11,718)	$(22,313)	$(40,476)
Denominator:
Weighted-average common shares used in computed net loss per share attributable to common stockholders basic and diluted	8,213,247	7,915,156	8,162,102	7,899,959
Net loss per share attributable to common stockholders basic and diluted	$(1.19)	$(1.48)	$(2.73)	$(5.12)

(1) For the three and six months ended June 30, 2023, the Company did not allocate its net loss to participating convertible preferred stock as those shares are not obligated to share in the losses of the Company. There were no shares of convertible preferred stock outstanding during the three or six months ended June 30, 2022.
.

The following table summarizes the common stock equivalents of potentially dilutive outstanding securities excluded from the computation of diluted net loss per share due to their anti-dilutive effect:

	As of June 30,	As of June 30,
	2023	2022
Stock options	473,240	665,117
RSUs	299,646	482,987
PRSUs	79,803	131,578
ESPP shares committed	28,721	17,849
Common stock warrants	9,175,289	1,292,857
Convertible preferred stock	4,373,178	—
Total	14,429,877	2,590,388

The Company’s 200,536 unvested earnout shares, described in Part II, Item 8 "Financial Statements and Supplementary Data - Note 11 to the Consolidated Financial Statements - Common Stock Warrants and Earnout

Shares" in the 2022 Form 10-K, were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of June 30, 2023.

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

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$11,834	$15,876	$21,377	$34,589
International	1,254	2,472	2,447	5,298
Total revenues	$13,088	$18,348	$23,824	$39,887

Other than the United States, no individual country exceeded 10% of total revenues for the three or six months ended June 30, 2023 and June 30, 2022.

The Company’s long-lived assets are composed of property and equipment and right of use assets, net, and are summarized by geographic area as follows as of (in thousands):

	June 30, 2023	December 31, 2022
United States	$1,813	$2,615
International	435	753
Total long-lived assets, net	$2,248	$3,368

Note 11. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financing Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since released various amendments including ASU No. 2019-04 and ASU No. 2022-02. The guidance modifies the measurement of expected credit losses on certain financial instruments. The Company adopted ASU 2016-13 for the six months ended June 30, 2023. The impact of adoption was immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report and in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”). Certain statements we make under this Item 2 constitute “forward-looking statements” under the Reform Act. See “Cautionary Note Regarding Forward-Looking Statements” before Part I of this Report. You should consider our forward-looking statements in light of the risks discussed in our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this Report, the "Risk Factors" section of our Form 10–K and this Report, and our other filings with the SEC.
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

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, benefits, stock-based compensation, and bonuses for sales and marketing employees and contractors; third-party marketing expenses such as social media and search engine marketing; email marketing and print marketing.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated in millions (note that amounts within this Item 2 shown in millions may not sum due to rounding):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$13.1	$18.3	$23.8	$39.9
Cost of revenues	7.9	11.7	14.4	24.5
Gross profit	5.2	6.6	9.4	15.4
Operating expenses:
General and administrative	6.1	9.5	15.0	19.8
Sales and marketing	3.1	9.7	6.4	21.4
Research and development	2.7	7.8	5.6	16.3
Total operating expenses	11.9	27.0	27.1	57.4
Operating loss	(6.7)	(20.4)	(17.7)	(42.1)
Other income (expense):
Interest expense, net	(0.1)	(0.2)	(2.9)	(0.4)
Common stock warrant liability adjustment	(1.6)	8.8	0.3	1.9
Other income (expense), net	(0.1)	0.1	(0.1)	0.1
Total other income (expense), net	(1.7)	8.7	(2.7)	1.6
Loss before income tax provision	(8.5)	(11.7)	(20.3)	(40.4)
Income tax provision	0.0	0.0	0.0	0.0
Net loss and comprehensive loss	$(8.5)	$(11.7)	$(20.3)	$(40.5)

Revenues

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Revenues	$13.1	$18.3	$(5.3)	(28.7%)	$23.8	$39.9	$(16.1)	(40.3%)

Revenues decreased by $5.3 million, or 28.7%, from $18.3 million for the three months ended June 30, 2022 to $13.1 million for the three months ended June 30, 2023. The decrease was primarily due to lower sales of Owlet Sock products, impacted by retailers targeting lower inventory levels, reflecting macroeconomic conditions.

Revenues decreased by $16.1 million, or 40.3%, from $39.9 million for the six months ended June 30, 2022 to $23.8 million for the six months ended June 30, 2023. The decrease was primarily due to lower sales of Owlet Sock products, impacted by retailers targeting lower inventory levels, reflecting macroeconomic conditions. Additionally, the six months ended June 30, 2022 included the initial launch of the Dream Sock product and included significant sell-in sales of that new product across all channel partners, which did not occur in the corresponding period in 2023.

Cost of Revenues and Gross Profit

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Cost of revenues	$7.9	$11.7	$(3.9)	(33.0%)	$14.4	$24.5	$(10.1)	(41.1%)
Gross profit	$5.2	$6.6	$(1.4)	(21.0%)	$9.4	$15.4	$(6.0)	(39.0%)
Gross margin	40.0%	36.1%			39.4%	38.6%
Cost of revenues decreased by $3.9 million, or 33.0%, from $11.7 million for the three months ended June 30, 2022 to $7.9 million for the three months ended June 30, 2023. The decrease was primarily due to the decrease in product sales. Gross margin increased from 36.1% for the three months ended June 30, 2022 to 40.0% for the three months ended June 30, 2023 primarily due to lower direct product costs.

Cost of revenues decreased by $10.1 million, or 41.1%, from $24.5 million for the six months ended June 30, 2022 to $14.4 million for the six months ended June 30, 2023. The decrease was primarily due to the decrease in product sales. Gross margin was relatively flat, increasing from 38.6% for the six months ended June 30, 2022 to 39.4% for the six months ended June 30, 2023.

General and Administrative

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
General and administrative	$6.1	$9.5	$(3.4)	(35.5%)	$15.0	$19.8	$(4.8)	(24.2%)

General and administrative expense decreased by $3.4 million, or 35.5%, from $9.5 million for the three months ended June 30, 2022 to $6.1 million for the three months ended June 30, 2023. The decrease was driven primarily by lower compensation expense, including share-based compensation, from reduced general and administrative headcount as a result of the restructuring actions taken during the fiscal year 2022. Additionally, the Company took cost saving measures to reduce spend on consulting services.

General and administrative expense decreased by $4.8 million, or 24.2%, from $19.8 million for the six months ended June 30, 2022 to $15.0 million for the six months ended June 30, 2023. The decrease was driven primarily by lower compensation expense, including share-based compensation, from reduced general and administrative headcount as a result of the restructuring actions taken during the fiscal year 2022. Additionally, the Company took cost saving measures to reduce spend on consulting services, but this was offset by incurred transaction costs relating to the February 2023 preferred stock offering.

Sales and Marketing

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Sales and marketing	$3.1	$9.7	$(6.6)	(68.3%)	$6.4	$21.4	$(14.9)	(69.9%)

Sales and marketing expense decreased by $6.6 million, or 68.3%, from $9.7 million for the three months ended June 30, 2022 to $3.1 million for the three months ended June 30, 2023. The decrease was driven by lower spend on digital advertising and retail channel marketing, as well as lower compensation expense associated with reduced headcount.

Sales and marketing expense decreased by $14.9 million, or 69.9%, from $21.4 million for the six months ended June 30, 2022 to $6.4 million for the six months ended June 30, 2023. The decrease was driven by a decrease in all sales and marketing spend, including lower compensation expense from reduced sales and marketing headcount. Additionally, the Company reduced spend on digital advertising and retail channel marketing spend.

Research and Development

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Research and development	$2.7	$7.8	$(5.0)	(64.7%)	$5.6	$16.3	$(10.7)	(65.5%)

Research and development expense decreased by $5.0 million, or 64.7%, from $7.8 million for the three months ended June 30, 2022 to $2.7 million for the three months ended June 30, 2023. These decreases were primarily driven by lower compensation expense from reduced research and development headcount. Additionally, the Company took cost saving measures to reduce spend on consulting services.

Research and development expense decreased by $10.7 million, or 65.5%, from $16.3 million for the six months ended June 30, 2022 to $5.6 million for the six months ended June 30, 2023. These decreases were primarily driven by lower compensation expense from reduced research and development headcount. Additionally, the Company took cost saving measures to reduce spend on consulting services.

Other Income (Expense)

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Interest expense, net	$(0.1)	$(0.2)	$(0.2)	74.4%	$(2.9)	$(0.4)	$(2.4)	567.6%
Common stock warrant liability adjustment	$(1.6)	$8.8	$(10.4)	(118.5%)	$0.3	$1.9	$(1.7)	(85.4%)
Other income, net	$(0.1)	$0.1	$(0.1)	(206.3%)	$(0.1)	$0.1	$(0.2)	(171.6%)

Interest expense was steady, decreasing by $0.2 million, from $0.2 million for the three months ended June 30, 2022 to $0.1 million for the three months ended June 30, 2023.

For the three months ended June 30, 2023, we recognized a loss of $1.6 million as compared to a gain of $8.8 million for the same period in the prior year resulting from an increase in the fair value of common stock warrants outstanding.

Interest expense increased by $2.4 million, from $0.4 million for the six months ended June 30, 2022 to $2.9 million for the six months ended June 30, 2023. As noted in Part I. Item 1. Note 5. "Commitments and Contingencies" of this Report, the Company entered an agreement with a significant vendor to pay $3.0 million of interest over 36 months with respect to past due payables. The present value of the future payments was expensed and included within interest expense, net on the condensed consolidated statements of operations for the six months ended June 30, 2023.

For the six months ended June 30, 2023, we recognized a gain of $0.3 million as compared to a gain of $1.9 million for the same period in the prior year resulting from an increase in the fair value of common stock warrants outstanding.

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

On February 17, 2023 the Company entered into private placement investment agreements with certain investors, pursuant to which the Company issued and sold to the investors (i) an aggregate of 30,000 shares of the Company’s Series A convertible preferred stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 7,871,712 shares of the Company’s common stock, par value $0.0001 per share, (“February 2023 Warrants”) for an aggregate purchase price of $30.0 million.

The Series A convertible preferred stock is convertible into common stock at the option of the holder at any time after February 17, 2023 and ranks, with respect to dividend rights, rights of redemption and rights upon a liquidation event, (i) senior to the common stock and all other classes or series of equity securities of the Company established after February 17, 2023, unless such shares or equity securities expressly provide that they rank in parity with or senior to the Series A convertible preferred stock with respect to dividend rights, rights of redemption or rights upon a liquidation event, (ii) on parity with each class or series of equity securities of the Company established after the February 17, 2023, the terms of which expressly provide that it ranks on parity with the Series A convertible preferred stock with respect to dividend rights, rights of redemption and rights upon a liquidation event and (iii) junior to each class or series of equity securities of the Company established after February 17, 2023, the terms of which expressly provide that it ranks senior to the Series A convertible preferred stock with respect to dividend rights, rights of redemption and rights upon a liquidation event. Except as otherwise provided in the certificate of designation relating to the Series A convertible preferred stock or as required by law, holders of shares of Series A convertible preferred stock are entitled to vote with the holders of shares of common stock (and any other class or series that may similarly be entitled to vote with the holders of common stock) on an as-converted to common stock basis at any annual or special meeting of stockholders of the Company, and not as a separate class.

At any time from and after February 17, 2028, the holders of at least a majority of the then outstanding shares of Series A convertible preferred stock may specify a date and time or the occurrence of an event by vote or written consent that all, and not less than all, of the outstanding shares of Series A preferred stock will automatically be: (i) converted into shares of common stock at a conversion rate of 145.7726 per share (the "Conversion Rate"), (ii) subject to certain exceptions and limitations, redeemed for an amount per share of Series A preferred stock equal to the liquidation preference of one thousand dollars per share, plus all accrued or declared but unpaid dividends as of the redemption date and time or (iii) a combination of the foregoing.

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

Each of the February 2023 Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $4.66 per share, is immediately exercisable, and will expire on February 17, 2028. None of the warrants have been exercised as of June 30, 2023. As the February 2023 Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $26.1 million. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $3.9 million allocated to the Series A convertible preferred stock. The Series A convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend.

The Company incurred $2.0 million of issuance costs related to the offering, of which $0.3 million were paid as of June 30, 2023. Issuance costs allocated to the preferred stock of $0.3 million were recorded as a reduction to paid-in capital. Issuance costs allocated to the liability classified warrants of $1.7 million were recorded as an expense within general and administrative expenses.

On March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. On March 12, 2023, the Secretary of the Treasury, the chair of the Federal Reserve Board and the chairman of the FDIC released a joint statement related to the FDIC's resolution of the SVB receivership, which provided that all depositors would have access to all their money starting March 13, 2023. As of the date of this Report, all cash deposited with SVB, now a division of First Citizens Bank and Trust Company, by the Company has been accessible by the Company.

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

Since inception, the Company has experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $243.1 million as of June 30, 2023. During the three months ended June 30, 2023 and 2022, we had negative cash flows from operations of $16.8 million and $55.7 million, respectively. As of June 30, 2023, we had $24.7 million of cash on hand.

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

Loan and Security Agreement with Silicon Valley Bank

On November 23, 2022, the Company entered into the Third Amended and Restated Loan and Security Agreement (the “LSA”) with Silicon Valley Bank. The LSA amended, restated and replaced in its entirety the prior Second Amended and Restated Loan and Security Agreement, dated April 22, 2020, and all prior amendments. On March 27, 2023, the Company entered into the first amendment to the LSA with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (the “SVB Amendment”), that (i) deferred certain payments of principal by the Company until September 1, 2023, (ii) had Silicon Valley bank waive certain stated events of default, (iii) to expand the eligibility of inventory and accounts that the Company can borrow against, (iv) to modify certain financial covenants required of the Company, and (v) certain other revisions.

Line of Credit

The LSA provides for a $10.0 million revolving line of credit (the “SVB Revolver”) as of June 30, 2023. The SVB Revolver is an asset-based lending facility subject to borrowing base availability, which is limited by specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be impacted based upon the period's eligible accounts receivable and eligible inventory, and may be significantly lower than the full $10.0 million line of credit. As of June 30, 2023, borrowing base availability was $8.4 million.

The SVB Revolver facility matures and terminates on April 22, 2024. As of June 30, 2023, the SVB Revolver bore interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) 5.00% and (ii) the prime rate plus the prime rate margin, which is 2.25% for advances on the SVB Revolver, as defined by the LSA.

Term Loan

The LSA also provided for an $8.5 million term loan (the “Term Loan”), replacing the term loans made under the previous agreement, of which $7.0 million was outstanding as of June 30, 2023. The Term Loan amortizes with equal monthly installments of $0.5 million and matures on October 1, 2024 (the "Term Loan Maturity Date").

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

The Company believes that the fair value of the Term Loan approximates the recorded amount as of June 30, 2023 and December 31, 2022, as the interest rates on the long-term debt are variable and the rates are based on market interest rates (bank's prime rate) after consideration of default and credit risk (using Level 2 inputs).

On August 10, 2023, the Company entered into the second amendment to the LSA with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company, that clarified the calculation of the financial covenants under the agreement.

As of the date of this Report, the Company was in compliance with all applicable covenants under the LSA.

Financed Insurance Premium

In July 2022, the Company renewed its corporate directors & officers and employment liability policies and entered into a new short-term commercial premium finance agreement with First Insurance Funding totaling $3.0 million to be paid in eleven equal monthly payments, all of which accrue interest at a rate of 4.40%. In October 2022, the Company obtained additional general corporate liability policies and entered into an additional short-term commercial premium finance agreement with First Insurance Funding totaling $0.8 million to be paid in eleven equal monthly payments, accruing interest at a rate of 6.80%. As of June 30, 2023, the remaining principal balance on the combined financed insurance premiums was $0.2 million.

Cash Flows

The following table summarizes our cash flow (in millions):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(16.8)	$(55.7)
Net cash used in investing activities	—	(1.2)
Net cash provided by financing activities	30.3	(0.9)
Net change in cash and cash equivalents	$13.5	$(57.8)

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $16.8 million as compared to net cash used in operating activities of $55.7 million in the prior year. The change in operating cash flows was primarily driven by a lower net loss and lower working capital usage. Lower working capital usage was driven by decreases in accounts receivable and inventory levels, as compared to increases in the prior year. These were partially offset by a larger decrease in accounts payable and accrued and other expenses as compared to the prior year.

Investing Activities

For the six months ended June 30, 2023, the Company used substantially no cash for investing activities, as compared to $1.2 million for the six months ended June 30, 2022. The decrease in cash used for investing activities is primarily related to the prioritization of research and development projects in correlation with the restructuring actions taken during the fiscal year 2022.

Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was $30.3 million as compared to cash used in financing activities of $0.9 million for the six months ended June 30, 2022, primarily driven by the private placement offering of preferred shares in February 2023, partially offset by debt payments.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of June 30, 2023, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting exist as of June 30, 2023.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to satisfy the NYSE's continued listing requirements, the NYSE may take steps to delist our common stock. For example, in April 2023, we were notified by NYSE that we were not in compliance with Section 802.01B of the NYSE Listed Company Manual as the average global market capitalization of our common stock over a consecutive 30 trading-day period and, at the same time, our last reported stockholders’ equity were each less than $50 million. In May 2023, we submitted a business plan advising the NYSE of the definitive actions we had taken as of the date of that submission and were planning on taking in order to bring us into compliance with NYSE continued listing standards within 18 months of receipt of the NYSE Notification (the “Cure Period”). There can be no assurance that we will be able to achieve the actions identified in our plan to regain compliance or that those actions will result in our market capitalization equaling or exceeding $50 million within the Cure Period. Even if we regain compliance, there can be no assurance that we will be able to maintain compliance with these or any other NYSE listing requirements.

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

Our directors, executive officers and holders of 5% or more of our capital stock and their respective affiliates beneficially own and/or have the right to acquire a significant amount of our common stock. As of June 30, 2023, these stockholders beneficially owned shares of our common stock and/or Series A convertible preferred stock that represented approximately 70.5% of the voting power of our capital stock. Accordingly, these stockholders will be able to influence us through this ownership position. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. Our largest stockholders, Eclipse Ventures LLC and its affiliates (“Eclipse”), beneficially own approximately 38.75% of the voting power of our capital stock, which excludes voting power it may acquire upon exercise of warrants it acquired in the February 2023 private placement. For as long as Eclipse holds a significant amount of our Series A convertible preferred stock and common stock, it will be able to exert significant control over us. Eclipse may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions, which may result in those buyers subsequently being able to exert significant control over us.

This concentrated control, including that solely of Eclipse, may limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions, and may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest.

Despite having received 510(k) clearance from the FDA for our prescription-only, BabySat pediatric monitor, such clearance does not ensure commercial success of this product, which will require us to implement processes, procedures and operations necessary to market and sell medical devices. We may not be successful in implementing these conditions, which could subject us to new risks.

In June 2023, we received 510(k) clearance from the FDA for BabySat, a prescription-only pulse oximeter indicated for use in measuring and displaying functional oxygen saturation of arterial hemoglobin and pulse rate and for spot-checking and/or continuous monitoring of well-perfused patients, greater than one month old up to 18 months old and weighing between 6 and 30 pounds, in the home environment. This is the first medical device marketing authorization we have received. In order to market and distribute a BabySat or other medical devices, we will need to modify certain of our internal business operations to ensure they comply with medical device requirements and to enable distribution of the product in accordance with its prescription-only marketing authorization. For example, in the direct-to-consumer model we utilize to distribute our current products, including the Dream Sock and Owlet Cam (as well as Smart Sock, in certain countries outside of the United States), consumers purchase our products directly from us or one of our retailers, and we will not be able to utilize this model to distribute BabySat in accordance with its-prescription-only marketing authorization. Though we are currently exploring a number of new distribution channels, including working with durable medical equipment distributors, healthcare institutions, and other healthcare payor and provider channels, we may not be successful in identifying, or implementing with our current resources, an appropriate distribution channel. Further, even though we have received FDA clearance for BabySat, we will still need to demonstrate the business and clinical rationale and justifications of this product in order for healthcare institutions and providers to be convinced of the need to prescribe it, and we may not be successful in these efforts.

We distribute our products into international markets and, in some of these jurisdictions, we will be required to obtain and maintain regulatory authorizations, including clearances, approvals, or other certifications, in order to commercialize certain of our products, which can be a lengthy and time-consuming process. If a foreign governmental authority were to require marketing authorization or similar certification for any product that we sell, we could be subject to international regulatory enforcement actions, and/or be required to cease selling, or recall, the product pending receipt of marketing authorization or similar certification from such other governmental authority or notified body, which could harm our financial results.

We currently sell the Smart Sock and Dream Sock in certain countries outside of the United States, and we expect certain of our pipeline products to be regulated as medical devices that will require marketing authorizations or certifications. In response to inquiries from the FDA and regulatory authorities in other jurisdictions regarding the marketing of the Smart Sock and Dream Sock, we have communicated our beliefs that such products are not medical devices that require medical device or similar marketing authorization or certification from such other regulatory authorities or notified bodies. However, certain regulatory authorities have expressed that they do not agree with that conclusion and in some instances have required us to obtain marketing authorization or other certification to continue to sell the product. If we ultimately do not obtain marketing authorization or similar certification following such regulatory body’s review of any submissions we make for such products, we may be required to recall and/or cease distribution of those products until after marketing authorization or similar certification has been received.

For example, we have marketed and sold Dream Sock in Canada since January 2022. Health Canada, the regulatory authority responsible for the Canadian medical device market, initially asserted that the Dream Sock was a medical device that can no longer be sold in Canada unless a relevant license has been issued. In the second half of 2022, we responded with our position that the Dream Sock is not a medical device, and Health Canada has not affirmatively concluded that it agrees or disagrees with our position. If Health Canada does not agree with our position, we may be required to cease distribution of the product into the Canadian market and may be subject to enforcement action.

In addition, we have been marketing and selling the Smart Sock in the United Kingdom (“UK”). The Medicines and Healthcare products Regulatory Agency (“MHRA”), the regulatory authority responsible for the UK medical device market, has asserted that the Smart Sock requires certification by a notified body and subsequent registration as a medical device in the UK, and indicated it would allow us to continue to market the Smart Sock in the UK until the end of 2022. We requested an extension to that grace period and have continued to communicate with MHRA to provide updates regarding our continuing efforts to obtain marketing authorization, including our submission in June 2023 to our notified body, i.e., an independent organization accredited or designated by MHRA, for their review of Dream Sock with Health Notifications. The MHRA has responded to our communications but has not affirmatively extended the grace period for marketing Smart Sock. If the MHRA determines that we are not permitted to continue marketing Smart Sock notwithstanding our request to extend the grace period, we may have to cease distribution of the product in the UK and could be subject to enforcement action. Moreover, there is no assurance that we will be able to obtain in a timely manner the marketing authorization or certification for Dream Sock with Health Notifications, which we intend to market in the UK if and when registered.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) Executive Change in Control Severance Plan

On August 11, 2023, the Compensation Committee of the Board of Directors (the “Committee”) adopted the Owlet, Inc. Executive Change in Control Severance Plan (the “CIC Severance Plan”). The following executives are eligible to participate in the CIC Severance Plan (“Plan Participants”): (i) each employee who is an “officer” of the Company within the meaning of Rule 16a-1(f) of the Exchange Act (“Tier 1 Participants”) and (ii) other employees at the level of Senior Vice President or above who have been designated by the CIC Severance Plan administrator as eligible to participate (“Tier 2 Participants”).

Plan Participants are eligible to receive compensation and benefits in the event of an involuntary termination of employment by the Company without cause, or a resignation from employment with the Company for good reason, which occurs within 3 months prior to, or 12 months after, the effective date of a change in control of the Company (a “Covered Termination”).

The CIC Severance Plan generally provides for the following payments and benefits upon a Covered Termination of a Plan Participant, which are in addition to any applicable accrued but unpaid obligations of the Company: (A) a lump sum payment equal to (i) 12 months (for Tier 1 Participants) or 6 months (for Tier 2 Participants) of the applicable Plan Participant’s annual base salary, plus (ii) the Plan Participant’s target bonus for, and prorated based on the number of days employed in, the year in which the Covered Termination occurs; (B) continued health coverage for a period of 12 months (for Tier 1 Participants) or 6 months (for Tier 2 Participants), or until the Plan Participant and their covered dependents become eligible for healthcare coverage under another employer’s plan(s), and (C) accelerated vesting of equity awards outstanding and unvested as of the date of the Covered Termination.

The CIC Severance Plan does not provide for any payments or benefits upon a Plan Participant’s termination for cause, voluntary resignation without good reason, or due to death or disability.

The foregoing description is only a summary and is qualified in its entirety by reference to the full text of the CIC Severance Plan, a copy of which is filed as Exhibit 10.5 to this Report and incorporated herein by reference.

All other terms and conditions under the respective officers’ employment agreements remain unchanged.

(b) None.

(c) Not Applicable.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1†	Merger Agreement, dated as of February 15, 2021, by and among the Registrant, Project Olympus Merger Sub, Inc. and Owlet Baby Care Inc.	8-K	001-39516	2.1	2/16/2021
3.1	Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	S-4	333-254888	3.3	3/31/2021
3.2	Certificate of Designation of Series A Convertible Preferred Stock of Owlet, Inc.	8-K	001-39516	3.1	2/21/2023
3.3	Second Amendment to the Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	8-K	001-39516	3.1	7/7/2023
3.4	Amended and Restated Bylaws of Owlet, Inc.	S-4	333-254888	3.4	3/31/2021
4.1	Warrant Agreement, dated September 14, 2020, between Sandbridge Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39516	4.1	9/18/2020
4.2	Specimen Warrant Certificate.	S-1	333-24832	4.4	9/1/2020
4.3	Form of Warrant to Purchase Common Stock.	8-K	001-39516	4.1	2/21/2023
10.5*	Owlet, Inc. Executive Change in Control Severance Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Company Name

Date: August 14, 2023	By:	/s/ Kurt Workman
	Name:	Kurt Workman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Kathryn R. Scolnick
	Name:	Kathryn R. Scolnick
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)