Form 10-Q
period 2023-09-30
Owlet, Inc.
filed 2023-11-14
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 10, 2023, the registrant had 8,568,796 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Owlet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

Assets	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$15,165	$11,231
Accounts receivable, net of allowance for doubtful accounts of $2,115 and $3,013, respectively	9,418	15,958
Inventory	11,038	18,515
Prepaid expenses and other current assets	1,905	5,558
Total current assets	37,526	51,262
Property and equipment, net	496	1,108
Right of use assets, net	1,290	2,260
Intangible assets, net	2,219	2,279
Other assets	755	1,195
Total assets	$42,286	$58,104
Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$18,365	$30,432
Accrued and other expenses	10,132	19,984
Current portion of deferred revenues	908	1,148
Line of credit	4,933	4,685
Current portion of long-term debt	6,764	10,353
Total current liabilities	41,102	66,602
Long-term debt, net	500	—
Noncurrent lease liabilities	72	1,162
Common stock warrant liabilities	24,178	724
Other long-term liabilities	1,474	251
Total liabilities	67,326	68,739
Commitments and contingencies (Note 5)
Series A convertible preferred stock, $0.0001 par value, 10,741,071 shares authorized as of September 30, 2023 and December 31, 2022; 30,000 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (liquidation preference of $30,000)	6,912	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 107,142,857 shares authorized as of September 30, 2023 and December 31, 2022; 8,563,301 and 8,242,009 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	1	1
Additional paid-in capital	216,780	212,122
Accumulated deficit	(248,733)	(222,758)
Total stockholders’ deficit	(31,952)	(10,635)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$42,286	$58,104
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$9,182	$17,359	$33,006	$57,246
Cost of revenues	5,853	12,746	20,291	37,254
Gross profit	3,329	4,613	12,715	19,992
Operating expenses:
General and administrative	5,448	9,673	20,438	29,442
Sales and marketing	3,335	9,695	9,766	31,049
Research and development	2,426	7,066	8,061	23,381
Total operating expenses	11,209	26,434	38,265	83,872
Operating loss	(7,880)	(21,821)	(25,550)	(63,880)
Other (expense) income:
Interest expense, net	(134)	(419)	(2,998)	(847)
Common stock warrant liability adjustment	2,395	2,867	2,679	4,802
Other (expense) income, net	(22)	6	(101)	115
Total other (expense) income, net	2,239	2,454	(420)	4,070
Loss before income tax provision	(5,641)	(19,367)	(25,970)	(59,810)
Income tax benefit (provision)	—	5	(5)	(28)
Net loss and comprehensive loss	(5,641)	(19,362)	(25,975)	(59,838)
Accretion on Series A convertible preferred stock	(1,319)	—	(3,298)	—
Net loss attributable to common stockholders	$(6,960)	$(19,362)	$(29,273)	$(59,838)
Net loss per share attributable to common stockholders, basic and diluted	$(0.84)	$(2.42)	$(3.56)	$(7.55)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	8,310,965	7,983,948	8,212,268	7,928,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2021	—	$—	8,071,183	$1	$198,612	$(143,422)	$55,191
Issuance of common stock upon exercise of stock options	—	—	6,343	—	48	—	48
Issuance of common stock for restricted stock units vesting	—	—	22,935	—	—	—	—
Stock-based compensation	—	—	—	—	3,336	—	3,336
Net loss	—	—	—	—	—	(28,758)	(28,758)
Balance as of March 31, 2022	—	$—	8,100,461	$1	$201,996	$(172,180)	$29,817
Issuance of common stock upon exercise of stock options	—	—	29,866	—	166	—	166
Issuance of common stock for restricted stock units vesting	—	—	16,454	—	—	—	—
Stock-based compensation	—	—	—	—	3,273	—	3,273
Net loss	—	—	—	—	—	(11,718)	(11,718)
Balance as of June 30, 2022	—	$—	8,146,781	$1	$205,435	$(183,898)	$21,538
Issuance of common stock upon exercise of stock options	—	—	21,786	—	41	—	41
Issuance of common stock for restricted stock units vesting	—	—	17,328	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	17,849	—	359	—	359
Stock-based compensation	—	$—	—	$—	$1,843	$—	$1,843
Net loss	—	$—	—	$—		$(19,362)	$(19,362)
Balance as of September 30, 2022	—	$—	8,203,744	$1	$207,678	$(203,260)	$4,419

Owlet, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2022	—	—	8,242,009	1	212,122	(222,758)	(10,635)
Issuance of Series A convertible preferred stock	30,000	3,867	—	—	—	—	—
Preferred stock issuance costs	—	(253)	—	—	—	—	—
Accretion on Series A convertible preferred stock	—	653	—	—	(653)	—	(653)
Issuance of SVB Warrants (Note 4)	—	—	—	—	43	—	43
Issuance of common stock upon exercise of stock options	—	—	18,054	—	55	—	55
Issuance of common stock for restricted stock units vesting	—	—	115,257	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	15,104	—	101	—	101
Stock-based compensation	—	—	—	—	2,789	—	2,789
Net loss	—	—	—	—	—	(11,867)	(11,867)
Balance as of March 31, 2023	30,000	4,267	8,390,424	1	214,457	(234,625)	(20,167)
Accretion on Series A convertible preferred stock	—	1,326	—	—	(1,326)	—	(1,326)
Issuance of common stock for restricted stock units vesting	—	—	51,259	—	—	—	—
Stock-based compensation	—	—	—	—	2,644	—	2,644
Net loss	—	—	—	—	—	(8,467)	(8,467)
Balance as of June 30, 2023	30,000	5,593	8,441,683	1	215,775	$(243,092)	$(27,316)
Accretion on Series A convertible preferred stock	—	1,319	—	—	(1,319)		$(1,319)
Issuance of common stock for restricted stock units vesting	—	—	93,525	—	—	$—	$—
Issuance of common stock for employee stock purchase plan	—	—	28,093	—	114	$—	$114
Stock-based compensation	—	—	—	—	2,210	$—	$2,210
Net loss	—	—	—	—	—	$(5,641)	$(5,641)
Balance as of September 30, 2023	30,000	6,912	8,563,301	1	216,780	$(248,733)	$(31,952)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(25,975)	$(59,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	706	1,062
Stock-based compensation	7,643	8,415
Common stock warrant liability adjustment	(2,679)	(4,802)
Amortization of right of use assets	1,016	930
Other adjustments, net	(91)	1,210
Changes in assets and liabilities:
Accounts receivable	6,705	(10,691)
Prepaid expenses and other assets	4,093	6,068
Inventory	7,573	(6,161)
Accounts payable and accrued and other expenses	(19,997)	(6,901)
Other, net	(945)	(847)
Net cash used in operating activities	(21,951)	(71,555)
Cash flows from investing activities
Purchase of property and equipment	(11)	(480)
Purchase of intangible assets	(19)	(923)
Net cash used in investing activities	(30)	(1,403)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of $1,513 of paid transaction costs	28,487	—
Proceeds from short-term borrowings	73,290	35,892
Payments of short-term borrowings	(74,631)	(30,929)
Proceeds from long-term borrowings	500	—
Payments of long-term borrowings	(2,000)	(4,500)
Other, net	269	615
Net cash provided by (used in) financing activities	25,915	1,078
Net change in cash and cash equivalents	3,934	(71,880)
Cash and cash equivalents at beginning of period	11,231	95,054
Cash and cash equivalents at end of period	$15,165	$23,174

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

Since inception, the Company has experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $248,733 as of September 30, 2023. During the nine months ended September 30, 2023 and 2022, we had negative cash flows from operations of $21,951 and $71,555, respectively. As of September 30, 2023, we had $15,165 of cash on hand.

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

•As described in Note 4, in March 2023 the Company further amended its financing arrangement with SVB, under which the principal payments on the term note were deferred until September 2023. This amendment also revised the financial covenants for future periods. As of September 30, 2023, the Company was in violation of its minimum adjusted EBITDA requirement for the three months ended September 30, 2023 under the LSA. On November 13, 2023, the Company entered into a waiver and third amendment to the November 2022 LSA with SVB to, among other things, waive this covenant violation and to revise the adjusted EBITDA requirements for future periods.

•During the year ended December 31, 2022, the Company undertook restructuring actions, which significantly reduced employee headcount and reduced operating spend. This included the reduction of consulting and outside services, the reduction of marketing programs, and the prioritization of and sequencing of research and development projects.

We have not generated sufficient cash flows from operations to satisfy our capital requirements. There can be no assurance that the Company will generate sufficient future cash flows from operations due to potential factors, including but not limited to inflation, recession, or reduced demand for the Company’s products. If revenues further decrease from current levels, the Company may be unable to further reduce costs, or such reductions may limit our ability to pursue strategic initiatives and grow revenues in the future.

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

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of September 30, 2023, substantially all of the Company’s cash was held with Silicon Valley Bank and Citibank, and exceeded federally insured limits. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 12, 2023, the Secretary of the Treasury, the chair of the Federal Reserve Board and the chairman of the FDIC released a joint statement related to the FDIC’s resolution of the Silicon Valley Bank receivership, which provided that all depositors would have access to all their money starting March 13, 2023. As of the issuance date of these financial statements, all cash deposited by the Company with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company, has been accessible by the Company.
Note 2. Certain Balance Sheet Accounts

Inventory

Substantially all of the Company’s inventory consisted of finished goods as of September 30, 2023 and December 31, 2022.

Property and Equipment, net

Property and equipment consisted of the following as of:

	September 30, 2023	December 31, 2022
Tooling and manufacturing equipment	$2,632	$2,731
Furniture and fixtures	639	639
Computer equipment	348	660
Software	106	106
Leasehold improvements	35	29
Total property and equipment	3,760	4,165
Less accumulated depreciation and amortization	(3,264)	(3,057)
Property and equipment, net	$496	$1,108

Depreciation and amortization expense on property and equipment was $146 and $332 for the three months ended September 30, 2023 and September 30, 2022, respectively. For the three months ended September 30, 2023 and September 30, 2022, the Company allocated $58 and $210, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment and software to cost of revenues.

Depreciation and amortization expense on property and equipment was $645 and $966 for the nine months ended September 30, 2023 and September 30, 2022, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company allocated $388 and $608, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment and software to cost of revenues.

Intangible Assets Subject to Amortization

Intangible assets were $2,219, net of accumulated amortization of $265 as of September 30, 2023 and $2,279, net of accumulated amortization of $206, as of December 31, 2022.

Capitalized software development costs were $1,873 on September 30, 2023 and December 31, 2022. The Company’s internally developed software capitalized within intangible assets on the balance sheet is still in development and not ready for general release. As such, the Company has not recognized any amortization for the three or nine months ended September 30, 2023 or 2022.

The Company did not recognize any impairment charges for intangible assets during the three or nine months ended September 30, 2023 or 2022.

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

Accrued and other expenses, among other things, included accrued sales returns of $1,224 and $6,756 as of September 30, 2023 and December 31, 2022, respectively. Accrued sales returns included $36 and $4,958 as of September 30, 2023 and December 31, 2022, respectively, for product returns related to the Warning Letter.

Changes in accrued warranty were as follows:

	For the Three Months Ended September 30,
	2023	2022
Accrued warranty, beginning of period	$591	$775
Provision for warranties issued during the period	47	157
Settlements of warranty claims during the period	(135)	(118)
Accrued warranty, end of period	$503	$814

	For the Nine Months Ended September 30,
	2023	2022
Accrued warranty, beginning of period	$712	$661
Provision for warranties issued during the period	163	550
Settlements of warranty claims during the period	(372)	(397)
Accrued warranty, end of period	$503	$814

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

Changes in the total deferred revenues balance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$1,223	$1,379	$1,386	$1,235
Deferral of revenues	326	702	1,146	2,132
Recognition of deferred revenues	(533)	(557)	(1,516)	(1,843)
Ending balance	$1,016	$1,524	$1,016	$1,524

The Company recognized $493 and $451 of revenue during the three months ended September 30, 2023 and 2022, respectively, that was included in the deferred revenue balance at the beginning of the respective period. The Company recognized $1,061 and $982 of revenue during the nine months ended September 30, 2023 and 2022, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

Note 4. Long-Term Debt and Other Financing Arrangements

The following is a summary of the Company’s long-term indebtedness as of:

	September 30, 2023	December 31, 2022
Term note payable to SVB, maturing on October 1, 2024	$6,500	$8,000
Financed insurance premium	764	2,353
Total debt	7,264	10,353
Less: current portion	(6,764)	(10,353)
Total long-term debt, net	$500	$—

Third Amended and Restated Loan and Security Agreement

On November 23, 2022, the Company entered into the Third Amended and Restated Loan and Security Agreement (the “November 2022 LSA”) with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (“SVB”). The November 2022 LSA amended, restated and replaced in its entirety the prior Second Amended and Restated Loan and Security Agreement, dated April 22, 2020, and all prior amendments. On March 27, 2023, the Company entered into the first amendment to the November 2022 LSA with SVB (the “March 2023 Amendment”), which, among other revisions, (i) deferred certain payments of principal by the Company until September 1, 2023, (ii) had SVB waive certain stated events of default, (iii) expanded the eligibility of inventory and accounts that the Company can borrow against, and (iv) modified certain financial covenants required of the Company.

In connection with the March 2023 Amendment, the Company granted SVB a warrant to purchase 10,714 shares of the Company's common stock at a price of $5.32 per share, expiring on March 27, 2035 (the "SVB Warrants"). The warrant was valued at $43 and is classified as equity and included within additional paid-in capital on the condensed consolidated balance sheet. See Note 7, Convertible Preferred Stock and Common Stock Warrants for a summary of all common stock warrants currently outstanding.

On August 10, 2023, the Company entered into the second amendment to the November 2022 LSA with SVB (the “August 2023 Amendment”) that clarified the calculation of the financial covenants under the agreement.

As of September 30, 2023, the Company was in violation of its minimum adjusted EBITDA requirement for the three months ended September 30, 2023 under the LSA. On November 13, 2023, the Company entered into a waiver and third amendment to the November 2022 LSA (the "November 2023 Amendment" and together with the November 2022 LSA, the March 2023 Amendment, and the August 2023 Amendment, the "LSA") with SVB to, among other things, waive this covenant violation and to revise the adjusted EBITDA requirements for future periods.

Line of Credit

The LSA provides for a $10,000 revolving line of credit (the “SVB Revolver”) as of September 30, 2023. The SVB Revolver is an asset-based lending facility subject to borrowing base availability, which is limited by specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be impacted based upon the period’s eligible accounts receivable and eligible inventory and may be significantly lower than the full $10,000 line of credit. As of September 30, 2023, borrowing base availability was $5,059.

The SVB Revolver facility matures and terminates on April 22, 2024. As of September 30, 2023, the SVB Revolver bore interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) 5.00% and (ii) the prime rate plus the prime rate margin, which is 2.25% for advances on the SVB Revolver, as defined by the LSA. As of September 30, 2023 there was $4,933 of outstanding borrowings under the SVB Revolver.

Term Loan

The LSA also provided for an $8,500 term loan (the “Term Loan”), replacing the term loans made under the previous agreement, of which $6,500 was outstanding as of September 30, 2023. The Term Loan amortizes with equal monthly installments of $500 and matures on October 1, 2024 (the "Term Loan Maturity Date").

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

The Company believes that the fair value of the Term Loan approximates the recorded amount as of September 30, 2023 and December 31, 2022, as the interest rates on the long-term debt are variable and the rates are based on market interest rates (bank’s prime rate) after consideration of default and credit risk (using Level 2 inputs).

Future Aggregate Maturities

As of September 30, 2023, future aggregate maturities of the Term Note and Financed Insurance Premium payables were as follows:

Years Ending December 31,	Amount
2023 (excluding the nine months ended September 30, 2023)	$1,749
2024	5,515
Total	$7,264

Financed Insurance Premium

In July 2023, the Company renewed its corporate directors & officers and employment liability policies and entered into a new short-term commercial premium finance agreement with First Insurance Funding totaling $927 to be paid in eleven equal monthly payments, accruing interest at a rate of 8.29%. As of September 30, 2023, the remaining principal balance on the combined financed insurance premiums was $764.

Note 5. Commitments and Contingencies

During February 2023, the Company entered into an agreement with a significant vendor to pay $3,000 of interest over 36 months with respect to past due payables. The present value of the future payments was expensed and included within interest expense, net on the condensed consolidated statements of operations for the nine months ended September 30, 2023.

Litigation

The Company is involved in legal proceedings from time to time arising in the normal course of business. Management, after consultation with legal counsel, believes that the outcome of these proceedings will not have a material impact on the Company’s financial position, results of operations, or liquidity.

In November 2021, two putative class action complaints were filed against us in the U.S. District Court for the Central District of California, the first captioned Butala v. Owlet, Inc., Case No. 2:21-cv-09016, and the second captioned Cherian v. Owlet, Inc., Case No. 2:21-cv-09293. Both complaints alleged violations of the Securities Exchange Act of 1934 (“Exchange Act”) against the Company and certain of its officers and directors on behalf of a putative class of investors who: (a) purchased the Company’s common stock between March 31, 2021 and October 4, 2021 (“Section 10(b) Claims”); or (b) held common stock in SBG as of June 1, 2021, and were eligible to vote at SBG's special meeting held on July 14, 2021 (“Section 14(a) Claims”). Both complaints allege, among other things, that the Company and certain of its officers and directors made false and/or misleading statements and failed to disclose certain information regarding the FDA’s likely classification of the Owlet Smart Sock as a medical device requiring marketing authorization.

On September 8, 2023, the Court ruled that while the Butala and Cherian cases were consolidated, there would be two distinct and separate classes to represent the Section 10(b) Claims and Section 14(a) Claims, respectively, and appointed lead plaintiffs and lead counsel. An amended complaint is expected to be filed on or before November 21, 2023. The Company intends to vigorously defend itself against these claims, including by filing on or before January 26, 2024 motions to dismiss the cases on behalf of itself and the named officers and directors.

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

Note 6. Stock-based Compensation

The Company has various stock compensation plans, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data - Note 10 to the Consolidated Financial Statements - Share-based Compensation" in the 2022 Annual Report on Form 10-K. Under the 2021 Incentive Award Plan, the Company has the ability to grant options, stock appreciation rights, restricted stock, restricted stock units (“RSU”), performance stock units (“PRSU”), dividend equivalents, or other stock or cash-based awards to employees, directors, or consultants.

Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Options, RSU, and PRSU awards generally vest over a period of four years. During the 9 months ended September, 30, 2023, the Company granted 1,216,879 RSUs, most of which will vest one year from the grant date.

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$1,196	$880	$4,093	$4289
Sales and marketing	394	238	1,362	1,650
Research and development	620	722	2,188	2,476
Total stock-based compensation	$2,210	$1,840	$7,643	$8,415

During the three and nine months ended September 30, 2022, the Company capitalized $3 and $36, respectively, of stock-based compensation attributable to internally developed software. There was no stock-based compensation capitalized during the three or nine months ended September 30, 2023.

As of September 30, 2023, the Company had $1,359    of unrecognized stock-based compensation costs related to non-vested options that will be recognized over a weighted-average period of 1.2 years, $11,170 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted-average period of 2.0 years, and $597 of unrecognized stock-based compensation costs related to unvested PRSUs that will be recognized over a weighted-average period of 1.7 years.

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

Each of the February 2023 Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $4.66 per share, is immediately exercisable, and will expire on February 17, 2028. None of the warrants have been exercised as of September 30, 2023. As the February 2023 Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $26,133. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $3,867 allocated to the Series A convertible preferred stock. The Series A convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend.

The Company incurred $1,963 of issuance costs related to the offering, of which $1,513 were paid as of September 30, 2023. Issuance costs allocated to the preferred stock of $253 were recorded as a reduction to the Series A preferred stock. Issuance costs allocated to the liability classified warrants of $1,710 were recorded as an expense within general and administrative expenses. In connection with the issuance of these interim statements we have updated the classification of the preferred stock issuance costs incurred during the three months ended March 31, 2023 from a reduction of APIC to a reduction of the preferred stock carrying amount.

SBG Common Stock Warrants

As a result of the merger completed with SBG on July 15, 2021 (the “Merger”), the Company continues to record liabilities for warrants issued by SBG prior to the Merger.

Pursuant to the SBG initial public offering, SBG sold warrants to purchase an aggregate of 821,428 shares of the Company’s common stock at a price of $161.00 per share (“SBG Public Warrants”). Following the closing of the Initial Public Offering on September 17, 2020, the Company completed the sale of warrants to purchase an aggregate of 471,428  shares of the Company’s common stock at a price of $161.00 per share in a private placement to Sandbridge Acquisition Holdings LLC (the “SBG Private Placement Warrants”). Together, the SBG Public Warrants and SBG Private Placement Warrants are referred to as the “SBG Common Stock Warrants.” The SBG Public Warrants became exercisable 12 months from the closing of the Initial Public Offering. The SBG Common Stock Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.

See Part II, Item 8 “Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements - Merger” in the 2022 Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) for more information.

The following table summarizes issuable shares of the Company’s common stock based on warrant activity for the nine months ended September 30, 2023:

	As of December 31, 2022	Shares Issuable by New Warrants	Shares Purchased by Exercise	As of September 30, 2023
SBG Public Warrants	821,428	—	—	821,428
SBG Private Placement Warrants	471,428	—	—	471,428
February 2023 Warrants	—	7,871,712	—	7,871,712
SVB Warrants (Note 4)	—	10,714	—	10,714
Total	1,292,856	7,882,426	—	9,175,282

Note 8.  Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2023
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$15,016	$—	$—	$15,016
Total assets	$15,016	$—	$—	$15,016
Liabilities:
SBG Public Warrants	$—	$—	$93	$93
SBG Private Placement Warrants	—	—	53	53
February 2023 Warrants	—	—	24,032	24,032
Total liabilities	$—	$—	$24,178	$24,178

	December 31, 2022
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$11,070	$—	$—	$11,070
Total assets	$11,070	$—	$—	$11,070
Liabilities:
SBG Public Warrants	$460	$—	$—	$460
SBG Private Placement Warrants	—	264	—	264
Total liabilities	$460	$264	$—	$724

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The SBG Public Warrants and SBG Private Placement Warrants as of September 30, 2023 are presented in Level 3 of the fair value hierarchy. On June 15, 2023, the Company received notice from the New York Stock Exchange (the “NYSE”) that the NYSE had halted trading in the SBG Public Warrants due to the low trading price of those warrants. On June 16, 2023, the NYSE provided written notice to the Company and publicly announced that NYSE Regulation had determined to commence proceedings to delist the SBG Public Warrants and that such warrants were no longer suitable for listing based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. As such, these instruments are no longer valued using quoted market prices and correspondingly, the SBG Private Placement Warrants can no longer be valued based on a quoted market price of the SBG Public Warrants. The Company measured the fair value of both the SBG Public Warrants and the SBG Private Placement Warrants as of September 30, 2023, using the Black-Scholes option pricing model with the following assumptions:

SBG Common Stock Warrants - Black-Scholes Inputs	September 30, 2023
OWLT stock price	$4.48
Exercise price of warrants	$161.00
Term in years	2.79
Risk-free interest rate	4.85%
Volatility	90.00%

The February 2023 Warrants are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

The Company measured the fair value of the February 2023 Warrants at issuance and again as of September 30, 2023, using the Black-Scholes option pricing model with the following assumptions:

February 2023 Warrants - Black-Scholes Inputs	February 17, 2023	September 30, 2023
OWLT stock price	$4.78	$4.48
Exercise price of warrants	$4.66	$4.66
Term in years	5.00	4.38
Risk-free interest rate	4.10%	4.66%
Volatility	85.00%	90.00%

The following table presents a reconciliation of the Company’s SBG Public Warrants, SBG Private Placement Warrants, and February 2023 Warrants (together, the “Level 3 Warrants”) measured at fair value on a recurring basis as of September 30, 2023:

Level 3 Warrants
Balance as of December 31, 2022	$724
Issuance of February 2023 Warrants	26,133
Change in fair value included within common stock warrant liability adjustment	(2,679)
Balance as of September 30, 2023	$24,178

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

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss and comprehensive loss	$(5,641)	$(19,362)	$(25,975)	$(59,838)
Accretion on Series A convertible preferred stock	(1,319)	—	(3,298)	—
Net loss attributable to common stockholders (1)	$(6,960)	$(19,362)	$(29,273)	$(59,838)
Denominator:
Weighted-average common shares used in computed net loss per share attributable to common stockholders basic and diluted	8,310,965	7,983,948	8,212,268	7,928,263
Net loss per share attributable to common stockholders basic and diluted	$(0.84)	$(2.42)	$(3.56)	$(7.55)

(1) For the three and nine months ended September 30, 2023, the Company did not allocate its net loss to participating convertible preferred stock as those shares are not obligated to share in the losses of the Company. There were no shares of convertible preferred stock outstanding during the three or nine months ended September 30, 2022.

The following table summarizes the common stock equivalents of potentially dilutive outstanding securities excluded from the computation of diluted net loss per share due to their anti-dilutive effect:

	As of September 30,	As of September 30,
	2023	2022
Stock options	470,500	578,415
RSUs	1,396,201	560,187
PRSUs	71,428	87,323
ESPP shares committed	27,533	8,529
Common stock warrants	9,175,282	1,292,857
Convertible preferred stock	4,373,178	—
Total	15,514,122	2,527,311

The Company’s 200,536 unvested earnout shares, described in Part II, Item 8 "Financial Statements and Supplementary Data - Note 11 to the Consolidated Financial Statements - Common Stock Warrants and Earnout Shares" in the 2022 Form 10-K, were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of September 30, 2023.

Note 10.  Segments

The Company operates as a single operating segment. The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of allocating resources, making operating decisions, and evaluating financial performance. Since the Company operates in one operating segment, all required financial segment information can be found in these consolidated financial statements.

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$7,347	$15,248	$28,724	$49,837
International	1,835	2,111	4,282	7,409
Total revenues	$9,182	$17,359	$33,006	$57,246

Other than the United States, no individual country exceeded 10% of total revenues for the three or nine months ended September 30, 2023 and September 30, 2022.

The Company’s long-lived assets are composed of property and equipment and right of use assets, net, and are summarized by geographic area as follows as of (in thousands):

	September 30, 2023	December 31, 2022
United States	$1,406	$2,615
International	380	753
Total long-lived assets, net	$1,786	$3,368

Note 11. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financing Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since released various amendments including ASU No. 2019-04 and ASU No. 2022-02. The guidance modifies the measurement of expected credit losses on certain financial instruments. The Company adopted ASU 2016-13 for the nine months ended September 30, 2023. The impact of adoption was immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report and in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Reform Act. See “Cautionary Note Regarding Forward-Looking Statements” before Part I of this Report. You should consider our forward-looking statements in light of the risks discussed in our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this Report, the “Risk Factors” section of our Form 10–K and this Report, and our other filings with the SEC.
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

Components of Operating Results

Revenues

We recognize revenue primarily from products and the associated mobile applications. Revenues are recognized when control of goods and services is transferred to customers in an amount that reflects the consideration expected to be received by us in exchange for those goods and services. Substantially all of the Company’s revenues were derived from product sales.

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

Other Income (Expense)

Interest Expense, Net. Interest expense consists of interest incurred on our outstanding borrowings, including interest incurred on past due payables with one of our vendors as described in Note 5, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Report, and amortization of deferred financing costs. Interest expense is presented net of interest income earned on our money market account.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated in millions (note that amounts within this Item 2 shown in millions may not sum due to rounding):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$9.2	$17.4	$33.0	$57.2
Cost of revenues	5.9	12.7	20.3	37.3
Gross profit	3.3	4.6	12.7	20.0
Operating expenses:
General and administrative	5.4	9.7	20.4	29.4
Sales and marketing	3.3	9.7	9.8	31.0
Research and development	2.4	7.1	8.1	23.4
Total operating expenses	11.2	26.4	38.3	83.9
Operating loss	(7.9)	(21.8)	(25.6)	(63.9)
Other income (expense):
Interest expense, net	(0.1)	(0.4)	(3.0)	(0.8)
Common stock warrant liability adjustment	2.4	2.9	2.7	4.8
Other income (expense), net	—	—	(0.1)	0.1
Total other income (expense), net	2.2	2.5	(0.4)	4.1
Loss before income tax provision	(5.6)	(19.4)	(26.0)	(59.8)
Income tax provision	0.0	0.0	0.0	0.0
Net loss and comprehensive loss	$(5.6)	$(19.4)	$(26.0)	$(59.8)

Revenues

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Revenues	$9.2	$17.4	$(8.2)	(47.1%)	$33.0	$57.2	$(24.2)	(42.3%)

Revenues decreased by $8.2 million, or 47.1%, from $17.4 million for the three months ended September 30, 2022 to $9.2 million for the three months ended September 30, 2023. The decrease was primarily due to the timing of our Amazon distributor transition, which was resolved in October, partially offset by lower product returns. During the three months ended September 30, 2023, we entered into an arrangement to start selling our products directly to Amazon.com, Inc. (“Amazon”) under a first-party seller relationship (“Amazon 1P”). Upon entering the Amazon 1P relationship, we terminated our relationship with the two current customers selling our products as third parties on Amazon's e-commerce platform (the “Amazon Retailers”). The transition from the Amazon Retailers to Amazon 1P caused a decrease in revenue, as no revenue was recognized related to the Amazon Retailers or Amazon 1P for the three months ended September 30, 2023. Revenue related to the Amazon Retailers represented a significant amount of revenue for the three months ended September 30, 2022. Shipments under the Amazon 1P arrangement began in October 2023.

Revenues decreased by $24.2 million, or 42.3%, from $57.2 million for the nine months ended September 30, 2022 to $33.0 million for the nine months ended September 30, 2023. The decrease was primarily due to lower sales of Owlet Sock products, impacted by retailers targeting lower inventory levels, reflecting macroeconomic conditions. The nine months ended September 30, 2022 included the initial launch of the Dream Sock product and included significant sell-in sales of the Dream Sock across all channel partners, which did not occur in the corresponding period in 2023. Additionally, the transition from Amazon Retailers to Amazon 1P discussed above caused a decrease in revenue for the nine months ended September 30, 2023.

Cost of Revenues and Gross Profit

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Cost of revenues	$5.9	$12.7	$(6.9)	(54.1%)	$20.3	$37.3	$(17.0)	(45.5%)
Gross profit	$3.3	$4.6	$(1.3)	(27.8%)	$12.7	$20.0	$(7.3)	(36.4%)
Gross margin	36.3%	26.6%			38.5%	34.9%

Cost of revenues decreased by $6.9 million, or 54.1%, from $12.7 million for the three months ended September 30, 2022 to $5.9 million for the three months ended September 30, 2023. The decrease was primarily due to the decrease in product sales. Gross margin increased from 26.6% for the three months ended September 30, 2022 to 36.3% for the three months ended September 30, 2023 primarily due to lower product returns and lower direct product costs.

Cost of revenues decreased by $17.0 million, or 45.5%, from $37.3 million for the nine months ended September 30, 2022 to $20.3 million for the nine months ended September 30, 2023. The decrease was primarily due to the decrease in product sales. Gross margin increased from 34.9% for the nine months ended September 30, 2022 to 38.5% for the nine months ended September 30, 2023 primarily due to lower product returns and lower direct product costs.

General and Administrative

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
General and administrative	$5.4	$9.7	$(4.2)	(43.7%)	$20.4	$29.4	$(9.0)	(30.6%)

General and administrative expense decreased by $4.2 million, or 43.7%, from $9.7 million for the three months ended September 30, 2022 to $5.4 million for the three months ended September 30, 2023. The decrease was driven primarily by lower compensation expense, including stock-based compensation, from reduced general and administrative headcount as a result of the restructuring actions taken during the fiscal year 2022. Additionally, we took cost saving measures to reduce spend on consulting services during the fiscal year 2022.

General and administrative expense decreased by $9.0 million, or 30.6%, from $29.4 million for the nine months ended September 30, 2022 to $20.4 million for the nine months ended September 30, 2023. The decrease was driven primarily by lower compensation expense, including stock-based compensation, from reduced general and administrative headcount as a result of the restructuring actions taken during the fiscal year 2022. Additionally, we took cost saving measures to reduce spend on consulting services, which were offset by incurred transaction costs relating to the February 2023 preferred stock offering.

Sales and Marketing

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Sales and marketing	$3.3	$9.7	$(6.4)	(65.6%)	$9.8	$31.0	$(21.3)	(68.5%)

Sales and marketing expense decreased by $6.4 million, or 65.6%, from $9.7 million for the three months ended September 30, 2022 to $3.3 million for the three months ended September 30, 2023. The decrease was driven by lower spend on digital advertising and retail channel marketing, as well as lower compensation expense associated with reduced headcount.

Sales and marketing expense decreased by $21.3 million, or 68.5%, from $31.0 million for the nine months ended September 30, 2022 to $9.8 million for the nine months ended September 30, 2023. The decrease was driven by a decrease in all sales and marketing spend, including lower compensation expense from reduced sales and marketing headcount. Additionally, we reduced spend on digital advertising and retail channel marketing spend.

Research and Development

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Research and development	$2.4	$7.1	$(4.6)	(65.7%)	$8.1	$23.4	$(15.3)	(65.5%)

Research and development expense decreased by $4.6 million, or 65.7%, from $7.1 million for the three months ended September 30, 2022 to $2.4 million for the three months ended September 30, 2023. These decreases were primarily driven by lower compensation expense from reduced research and development headcount. Additionally, the Company took cost saving measures to reduce spend on consulting services.

Research and development expense decreased by $15.3 million, or 65.5%, from $23.4 million for the nine months ended September 30, 2022 to $8.1 million for the nine months ended September 30, 2023. These decreases were primarily driven by lower compensation expense from reduced research and development headcount. Additionally, the Company took cost saving measures to reduce spend on consulting services.

Other Income (Expense)

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Interest expense, net	$(0.1)	$(0.4)	$(0.3)	68.0%	$(3.0)	$(0.8)	$(2.2)	254.0%
Common stock warrant liability adjustment	$2.4	$2.9	$(0.5)	(16.5%)	$2.7	$4.8	$(2.1)	(44.2%)
Other income, net	$—	$—	$—	(466.7%)	$(0.1)	$0.1	$(0.2)	(187.8%)

Interest expense decreased by $0.3 million, from $0.4 million for the three months ended September 30, 2022 to $0.1 million for the three months ended September 30, 2023 primarily due to a lower balance on the Term Loan.

For the three months ended September 30, 2023, we recognized a gain of $2.4 million as compared to a gain of $2.9 million for the same period in the prior year resulting from a decrease in the fair value of common stock warrants outstanding.

Interest expense increased by $2.2 million, from $0.8 million for the nine months ended September 30, 2022 to $3.0 million for the nine months ended September 30, 2023. As described in Note 5, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Report, we entered an agreement with a significant vendor to pay $3.0 million of interest over 36 months with respect to past due payables. The present value of the future payments was expensed and included within interest expense, net on the condensed consolidated statements of operations for the nine months ended September 30, 2023.

For the nine months ended September 30, 2023, we recognized a gain of $2.7 million as compared to a gain of $4.8 million for the same period in the prior year resulting from a decrease in the fair value of common stock warrants outstanding.

Liquidity and Capital Resources

We have historically funded our operations primarily with proceeds from issuances of our convertible preferred stock, issuances of our common stock, borrowings under our loan facilities, issuances of convertible promissory notes, and sales of our products and services. In connection with the merger completed with Sandbridge Acquisition Corporation ("SBG") on July 15, 2021 (the "Merger"), we raised $133.9 million net proceeds, which combined with the sale of products and services funded our operations from the date of the Merger through the year ended December 31, 2022. As of December 31, 2022, we had cash and cash equivalents of $11.2 million.

On February 17, 2023, we entered into private placement investment agreements with certain investors, pursuant to which we issued and sold to the investors (i) an aggregate of 30,000 shares of our Series A convertible preferred stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 7,871,712 shares of our common stock, par value $0.0001 per share, (“February 2023 Warrants”) for an aggregate purchase price of $30.0 million.

The Series A convertible preferred stock is convertible into common stock at the option of the holder at any time after February 17, 2023 and ranks, with respect to dividend rights, rights of redemption and rights upon a liquidation event, (i) senior to the common stock and all other classes or series of equity securities of the Company established after February 17, 2023, unless such shares or equity securities expressly provide that they rank in parity with or senior to the Series A convertible preferred stock with respect to dividend rights, rights of redemption or rights upon a liquidation event, (ii) on parity with each class or series of equity securities of the Company established after the February 17, 2023, the terms of which expressly provide that it ranks on parity with the Series A convertible preferred stock with respect to dividend rights, rights of redemption and rights upon a liquidation event and (iii) junior to each class or series of equity securities of the Company established after February 17, 2023, the terms of which expressly provide that it ranks senior to the Series A convertible preferred stock with respect to dividend rights, rights of redemption and rights upon a liquidation event. Except as otherwise provided in the certificate of designation relating to the Series A convertible preferred stock or as required by law, holders of shares of Series A convertible preferred stock are entitled to vote with the holders of shares of common stock (and any other class or series that may similarly be entitled to vote with the holders of common stock) on an as-converted to common stock basis at any annual or special meeting of our stockholders, and not as a separate class.

At any time from and after February 17, 2028, the holders of at least a majority of the then outstanding shares of Series A convertible preferred stock may specify a date and time or the occurrence of an event by vote or written consent that all, and not less than all, of the outstanding shares of Series A preferred stock will automatically be: (i) converted into shares of common stock at a conversion rate of 145.7726 per share (the “Conversion Rate”), (ii) subject to certain exceptions and limitations, redeemed for an amount per share of Series A preferred stock equal to the liquidation preference of one thousand dollars per share, plus all accrued or declared but unpaid dividends as of the redemption date and time or (iii) a combination of the foregoing.

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

Each of the February 2023 Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $4.66 per share, is immediately exercisable, and will expire on February 17, 2028. None of the warrants have been exercised as of September 30, 2023. As the February 2023 Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $26.1 million. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $3.9 million allocated to the Series A convertible preferred stock. The Series A convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend.

We incurred $2.0 million of issuance costs related to the offering, of which $1.5 million were paid as of September 30, 2023. Issuance costs allocated to the preferred stock of $0.3 million were recorded as a reduction to paid-in capital. Issuance costs allocated to the liability classified warrants of $1.7 million were recorded as an expense within general and administrative expenses.

Funding Requirements

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements included elsewhere in this Report are issued.

Since inception, we have experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $248.7 million as of September 30, 2023. During the nine months ended September 30, 2023 and 2022, we had negative cash flows from operations of $22.0 million and $71.6 million, respectively. As of September 30, 2023, we had $15.2 million of cash on hand.

Year over year declines in revenue, the low, current cash balance, recurring operating losses, and negative cash flows from operations since inception raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements included elsewhere in this Report are issued. The condensed consolidated financial statements included elsewhere in this Report have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

As we continue to address these financial conditions, management have undertaken the following actions:

•As described above, on February 17, 2023 we consummated a sale of newly issued preferred stock and warrants to purchase our common stock for aggregate gross proceeds of $30.0 million.

•As described in Note 4, Long-Term Debt and Other Financing Arrangements, to the condensed consolidated financial statements included elsewhere in this Report, in March 2023 we further amended our financing arrangement with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company ("SVB"), under which the principal payments on the term note were deferred until September 2023. This amendment also revised the financial covenants for future periods.

•During the year ended December 31, 2022, we undertook restructuring actions, which significantly reduced employee headcount and reduced operating spend. This included the reduction of consulting and outside services, the reduction of marketing programs, and the prioritization of and sequencing of research and development projects.

We have not generated sufficient cash flows from operations to satisfy our capital requirements. There can be no assurance that we will generate sufficient future cash flows from operations due to potential factors, including but not limited to inflation, recession, or reduced demand for our products. If revenues further decrease from current levels, we may be unable to further reduce costs, or such reductions may limit our ability to pursue strategic initiatives and grow revenues in the future.

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

Loan and Security Agreement with Silicon Valley Bank

On November 23, 2022, we entered into the Third Amended and Restated Loan and Security Agreement (the “November 2022 LSA”) with SVB. The November 2022 LSA amended, restated and replaced in its entirety the prior Second Amended and Restated Loan and Security Agreement, dated April 22, 2020, and all prior amendments. On March 27, 2023, we entered into the first amendment to the November 2022 LSA with SVB (the “March 2023 Amendment”), which, among certain other revisions, (i) deferred certain payments of principal by us until September 1, 2023, (ii) had SVB waive certain stated events of default, (iii) expanded the eligibility of inventory and accounts that we can borrow against, and (iv) modified certain financial covenants required of us.

On August 10, 2023, we entered into the second amendment to the November 2022 LSA with SVB (the “August 2023 SVB Amendment” and together with the November 2022 LSA and March 2023 Amendment, the “LSA”) that clarified the calculation of the financial covenants under the agreement.

As of September 30, 2023, we were in violation of its minimum adjusted EBITDA requirement for the three months ended September 30, 2023 under the LSA. On November 13, 2023, we entered into a waiver and third amendment to the November 2022 LSA (the "November 2023 Amendment" and together with the November 2022 LSA, the March 2023 Amendment, and the August 2023 Amendment, the "LSA") with SVB to, among other things, waive this covenant violation and to revise the adjusted EBITDA requirements for future periods.

Line of Credit

The LSA provides for a $10.0 million revolving line of credit (the “SVB Revolver”) as of September 30, 2023. The SVB Revolver is an asset-based lending facility subject to borrowing base availability, which is limited by specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be impacted based upon the period's eligible accounts receivable and eligible inventory, and may be significantly lower than the full $10.0 million line of credit. As of September 30, 2023, borrowing base availability was $5.1 million.

The SVB Revolver facility matures and terminates on April 22, 2024. As of September 30, 2023, the SVB Revolver bore interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) 5.00% and (ii) the prime rate plus the prime rate margin, which is 2.25% for advances on the SVB Revolver, as defined by the LSA.

Term Loan

The LSA also provided for an $8.5 million term loan (the “Term Loan”), replacing the term loans made under the previous agreement, of which $6.5 million was outstanding as of September 30, 2023. The Term Loan amortizes with equal monthly installments of $0.5 million and matures on October 1, 2024 (the "Term Loan Maturity Date").

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

We believe that the fair value of the Term Loan approximates the recorded amount as of September 30, 2023 and December 31, 2022, as the interest rates on the long-term debt are variable and the rates are based on market interest rates (bank's prime rate) after consideration of default and credit risk (using Level 2 inputs).

Financed Insurance Premium

In July 2023, we renewed our corporate directors & officers and employment liability policies and entered into a new short-term commercial premium finance agreement with First Insurance Funding totaling $0.9 million to be paid in eleven equal monthly payments, accruing interest at a rate of 8.29%. As of September 30, 2023, the remaining principal balance on the combined financed insurance premiums was $0.8 million.

Cash Flows

The following table summarizes our cash flow (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(22.0)	$(71.6)
Net cash used in investing activities	—	(1.4)
Net cash provided by financing activities	25.9	1.1
Net change in cash and cash equivalents	$3.9	$(71.9)

Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was $22.0 million as compared to net cash used in operating activities of $71.6 million in the prior year. The change in operating cash flows was primarily driven by a lower net loss and lower working capital usage. Lower working capital usage was driven by decreases in accounts receivable and inventory levels, as compared to increases in the prior year. These were partially offset by a larger decrease in accounts payable and accrued and other expenses as compared to the prior year.

Investing Activities

For the nine months ended September 30, 2023, we used substantially no cash for investing activities, as compared to $1.4 million for the nine months ended September 30, 2022. The decrease in cash used for investing activities is primarily related to the prioritization of research and development projects in correlation with the restructuring actions taken during the fiscal year 2022.

Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $25.9 million as compared to cash used in financing activities of $1.1 million for the nine months ended September 30, 2022, primarily driven by the private placement offering of preferred shares in February 2023, partially offset by debt payments.

Critical Accounting Policies and Estimates

There have been no material changes from the critical accounting policies and estimates disclosed in our Form 10-K, other than policies disclosed in this Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of September 30, 2023, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting exist as of September 30, 2023.

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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.

From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. We evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigations or other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage to our reputation, and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement agreement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition and operating results.

In November 2021, two putative class action complaints were filed against us in the U.S. District Court for the Central District of California, the first captioned Butala v. Owlet, Inc., Case No. 2:21-cv-09016, and the second captioned Cherian v. Owlet, Inc., Case No. 2:21-cv-09293. Both complaints alleged violations of the Exchange Act against the Company and certain of its officers and directors on behalf of a putative class of investors who: (a) purchased the Company’s common stock between March 31, 2021 and October 4, 2021 (“Section 10(b) Claims”); or (b) held common stock in SBG as of June 1, 2021, and were eligible to vote at SBG's special meeting held on July 14, 2021 (“Section 14(a) Claims”). Both complaints allege, among other things, that the Company and certain of its officers and directors made false and/or misleading statements and failed to disclose certain information regarding the FDA’s likely classification of the Owlet Smart Sock as a medical device requiring marketing authorization. On September 8, 2023, the Court ruled that while the Butala and Cherian cases were consolidated, there would be two distinct and separate classes to represent the Section 10(b) Claims and Section 14(a) Claims, respectively, and appointed lead plaintiffs and lead counsel. An amended complaint is expected to be filed on or before November 21, 2023. The Company intends to vigorously defend itself against these claims, including by filing on or before January 26, 2024 motions to dismiss the cases on behalf of itself and the named officers and directors.
Item 1A. Risk Factors.

In addition to the information contained in this Report, you should carefully consider the risk factors disclosed in our Form 10-K and in Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, which risk factors are incorporated herein by reference, which could materially affect our business, financial condition or results.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)    We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01 - Entry into a Material Definitive Agreement.

On November 13, 2023, we entered into a waiver and third amendment (the “Amendment”) to the Third Amended and Restated Loan and Security Agreement (the “November 2022 LSA” and, together with the Amendment, the “LSA”) with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (“SVB”), to, among other things, waive our violation of our minimum adjusted EBITDA requirement for the three months ended September 30, 2023 and revise the adjusted EBITDA requirements for future periods, beginning with the three months ending December 31, 2023.

The foregoing description of the November 2023 Amendment does not purport to be complete and is subject to and qualified in its entirety by reference to the November 2023 Amendment, which is attached hereto as Exhibit 10.5 to this Report and is incorporated herein by reference.

(b)    None.
(c)    Not applicable.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1†	Merger Agreement, dated as of February 15, 2021, by and among the Registrant, Project Olympus Merger Sub, Inc. and Owlet Baby Care Inc.	8-K	001-39516	2.1	2/16/2021
3.1	Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	S-4	333-254888	3.3	3/31/2021
3.2	Certificate of Designation of Series A Convertible Preferred Stock of Owlet, Inc.	8-K	001-39516	3.1	2/21/2023
3.3	Second Amendment to the Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	8-K	001-39516	3.1	7/7/2023
3.4	Amended and Restated Bylaws of Owlet, Inc.	S-4	333-254888	3.4	3/31/2021
4.1	Warrant Agreement, dated September 14, 2020, between Sandbridge Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39516	4.1	9/18/2020
4.2	Specimen Warrant Certificate.	S-1	333-24832	4.4	9/1/2020
4.3	Form of Warrant to Purchase Common Stock.	8-K	001-39516	4.1	2/21/2023
10.1*	Owlet, Inc. Non-Employee Director Compensation Program.
10.2*+	Offer of Employment Letter, dated as of July 21, 2023, by and between Owlet, Inc. and Jonathan Harris.
10.3*#
Second Amendment to the Third Amended and Restated Loan and Security Agreement, dated August 10, 2023, between Silicon Valley Bank, as bank lender, and Owlet, Inc. and its subsidiary, Owlet Baby Care, Inc., as borrowers.

10.4	Owlet, Inc. Executive Change in Control Severance Plan	10-Q	001-39516	10.5	8/14/2023
10.5*#
Waiver and Third Amendment to the Third Amended and Restated Loan and Security Agreement, dated November 13, 2023, between Silicon Valley Bank, as bank lender, and Owlet, Inc. and its subsidiary, Owlet Baby Care, Inc., as borrowers.

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
+Indicates management contract or compensatory plan.
#Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 14, 2023	By:	/s/ Kurt Workman
	Name:	Kurt Workman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Kathryn R. Scolnick
	Name:	Kathryn R. Scolnick
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)