Form 10-K
period 2023-12-31
Owlet, Inc.
filed 2024-03-08
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $25.8 million based on the closing market price as of the close of business on June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter.
The number of shares of Registrant’s Class A common stock outstanding as of March 4, 2024 was 8,964,338.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2024 Annual Meeting of Stockholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2023.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Report”) contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, our ability to continue as a going concern, expectations for the growth of our business and products and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

As used in this Report, unless otherwise stated or the context otherwise requires: “we,” “us,” “our,” “Owlet,” the “Company,” and similar references refer to Owlet, Inc. and its subsidiaries, and “common stock” refers to our Class A Common Stock.

Basis of Presentation for Reverse Stock Split

On July 7, 2023, we effected a 1-for-14 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock, by the filing of our Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware pursuant to the Delaware General Corporation Law. The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on July 7, 2023. Our common stock began trading on the New York Stock Exchange on a split-adjusted basis on July 10, 2023. All information presented in this Report has been retrospectively adjusted to give effect to our 1-for-14 reverse split of our outstanding common stock and, unless otherwise indicated, all such amounts and corresponding conversion price and/or exercise price data set forth in this Report has been adjusted to give effect to such reverse stock split.

Summary of Principal Risks

Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following are the principal risks which could cause a decline in the price of shares of our common stock:
•We have a limited operating history.
•We have not been profitable to date, and operating losses could continue, which could materially and adversely affect our business, financial condition and results of operations, including our ability to continue as a going concern.
•We have experienced fluctuations in the growth of our business and anticipate this will continue. If we fail to manage our growth effectively, our business could be materially and adversely affected.
•If any governmental authority or notified body were to require marketing authorization or similar certification for any product that we sell for which we have not obtained such marketing authorization or certification, we could be subject to regulatory enforcement action and/or required to cease selling or recall the product pending receipt of marketing authorization or similar certification from such other governmental authority or notified body, which can be a lengthy and time-consuming process, harm financial results and have long-term negative effects on our operations.
•Our products rely on mobile applications to function and we rely on Apple’s App Store and the Google Play Store for distribution of our mobile applications.
•A substantial portion of our sales comes through a limited number of retailers.
•We are required to obtain and maintain marketing authorizations or certifications from the FDA, foreign regulatory authorities or notified bodies for medical device products in the U.S. or in foreign jurisdictions, which can be a lengthy and time-consuming process, and a failure to do so on a timely basis, or at all, could severely harm our business.
•We currently rely on a single manufacturer for the assembly of our Smart Sock and Dream Sock products and a single manufacturer for the assembly of our Owlet Cam. We will likely rely on single manufacturers for future products we may develop. If we encounter manufacturing problems or delays, we may be unable to promptly transition to alternative manufacturers and our ability to generate revenue will be limited.
•If we are unable to obtain key materials and components from sole or limited source suppliers, we will not be able to deliver our products to customers.
•Our success depends in part on our proprietary technology, and if we are unable to obtain, maintain or successfully enforce our intellectual property rights, the commercial value of our products and services will be adversely affected, our competitive position may be harmed and we may be unable to operate our business profitably.
•Our business and operations may suffer in the event of IT system failures, cyberattacks or deficiencies in our cybersecurity.
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
•Operations in international markets will expose us to additional business, political, regulatory, operational, financial and economic risks.
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

PART I
Item 1. Business

We are Owlet

Globally, we are bringing over 140 million new lives into the world every year. Yet, the infancy period remains fraught with complexities; in the United States alone, a family will lose over 44 nights of sleep in the first year, and families of young children will see, annually, over 14 million sick visits and 3.4 million emergency room visits, and tragically, more than 3,500 infants are lost unexpectedly in their homes every year. The majority of these challenges unfold within the security of the home.

The persistence of unexpected infant fatalities remains unchanged for over a quarter-century, compounded by a recent increase in Respiratory Syncytial Virus (RSV) and pneumonia among children. The staggering number of healthcare visits underscores a dire need for change, starting with the home.

Our belief is steadfast. We believe that parenting should come with empowerment, the kind that's informed, data-driven, and supported every step of the way. Owlet stands as a beacon for this empowerment, equipping families with the tools intended for their little ones' safety, health, and joy.

Our vision is ambitious yet clear. We want to forge a world where every infant, regardless of socioeconomic background, benefits from health monitoring technologies akin to Owlet's. Our mission is to arm parents with crucial information when they need it most, aiming to safeguard children's health, optimize their well-being, and ensure peaceful sleep. We're committed to improving overall health outcomes.

Our values underscore our mission. We advocate for parental leadership in healthcare, backed by technological advancements. We prioritize our collective mission above individual egos, innovate to address genuine needs, and foster a culture of teamwork and mutual support. Our products empower parents with the right information at the right time.

Our ecosystem of digital parenting solutions is transforming modern parenting. We are providing parents data-driven insights into their children’s well-being in the comfort of their own home. Our digital parenting platform aims to give parents real-time data and insights to help parents feel calmer and more confident and well rested. We also believe that every child deserves to live a long, happy, and healthy life, and we are working to develop products to help further that belief.

Products and Services

Our devices empower parents with the right information at the right time. Owlet’s Dream Sock received a de novo device classification from United States Food and Drug Administration ("FDA") to market as a medical device a first-of-its kind, over-the-counter device for the in-home environment that provides a notification to the caregiver when an infant’s pulse rate and/or oxygen saturation moves outside of preset ranges (“Health Notifications”), displays the infant’s live pulse rate and oxygen saturation values and trends (“Live Health Readings”), and is intended for use in infants who are 1 to 18 months of age and between 6 and 30 pounds and have not been previously diagnosed with a cardiovascular or respiratory disease or condition. The notifications and associated data are intended to be used to supplement the decision by caregivers to seek additional guidance for medical care of the infant, but not to replace traditional methods of monitoring, diagnosis or treatment.

•Dream Sock – A wearable infant health monitor equipped with pulse oximetry technology that tracks vital signs such as pulse rate, oxygen, activity and sleep patterns. The Dream Sock with Health Notifications can offer peace of mind through real-time alerts for critical health events all while offering sleep coaching insights for optimal rest periods. Dream Sock with Health Notifications is offered in the U.S. only. Dream Sock without Health Notifications is offered in Canada.

•BabySat – Designed for infants with heightened health risks, BabySat builds on the Dream Sock's technology to provide parents and caregivers a medical version of our wearable infant monitor that is set at levels prescribed by a physician. Now potentially eligible for insurance coverage, it may facilitate broader access.

•Owlet Cam - This advanced baby monitor transforms smartphones into comprehensive monitoring devices, offering HD video and audio, predictive sleep insights, and cry detection, ensuring parents remain connected, regardless of distance. Duo and Dream Duo – Combining our Smart Sock with the Owlet Cam, these packages offer an unparalleled glimpse into an infant's well-being, blending detailed health data with visual reassurance.

•Accessories– Enhancing the Owlet experience, our accessories range from the Owlet Sleeper, designed for safe, comfortable sleep, to a travel case that ensures our technology is always within reach.

Our Platform and Pipeline
Over 2 million parents worldwide have used Owlet contributing to one of the largest data sets of infant health and sleep. We believe that data will be an invaluable tool in bridging the current healthcare gap between hospital and home. We will continue to develop our software and data in order to bring additional solutions into the home. Through leveraging our data, we believe we can help bridge the gap and better democratize access to individualized care.

We are building our data platform with the goal to be parents’ go-to brand in the areas of sleep, safety, health and well-being information. We will remain focused on commercializing our Dream Sock with Health Notifications and BabySat devices, which we believe will open the door to launch additional services to continue the expansion of our data platform. We believe that we can use our data sets to continually enhance our product with additional valuable data insights as part of new subscription models and increasingly predictive technologies.

We have developed deep and enduring relationships with our users and brand advocates around the world. We believe these parents are more likely to be early technology adopters and have a high affinity towards actionable insight to care for their children. This is evidenced by the millions of downloads of the Owlet applications and high social media engagement across our multiple platforms. These relationships continue to grow and develop as a result of our novel product and software additions to our connected ecosystem, feature enhancements, omni-channel distribution, and marketing efforts. As we bring this valued relationship with consumer users into new medical communities, we believe that our platforms will continue to evolve and expand.

Strategic Business Segments
Owlet’s products are marketed and distributed in the United States and internationally through consumer and, more recently, through medical distribution channels.

Direct to Consumer & Digital Engagement: Owlet's brand resonates deeply with over 1 million social media followers, hundreds of millions of views and engagements and millions of website visitors each year. Our focus on engaging directly with our customer is driving significant sales through direct channels and increases demand through our retail partnerships. Our digital presence is a cornerstone of our strategy, enhancing customer lifetime value and fostering brand loyalty.

Retail Expansion & Partnerships: Our products are widely available across major U.S. retailers, including Target, Walmart, Amazon, Best Buy and BabyList with strategic expansions and partnerships in 2023 further solidifying our market presence. Our new relationship selling directly to Amazon 1P, in particular, exemplifies our approach to improving margins and ensuring broad access to our innovations.

Global Reach & Distribution: Our international strategy is taking root and continuing to grow, with distribution partners in key global markets including Canada, Australia, and Europe. Upcoming regulatory milestones, such as our goal to obtain CE marking, are set to expand our footprint and accessibility, underscoring our commitment to global health and well-being.

Healthcare Distribution & Insurance Reimbursement: The FDA clearance of BabySat marks a significant expansion into healthcare distribution, opening potential new channels for insurance reimbursement and professional recommendations. We believe that this development not only broadens access but also cements Owlet's role in the healthcare ecosystem. Our new partnership with AdaptHealth as a medical equipment reseller may facilitate access to insurance reimbursement and distribution through hospitals. Owlet is focused on enlisting a wide variety of healthcare partners in 2024 to increase the accessibility and affordability of our products while increasing our margin.

Our Strategy

2023 - A Milestone Year

In 2023, we focused on two pivotal goals: securing FDA marketing authorizations for our Dream Sock and BabySat products, and attaining a positive adjusted EBITDA by year's end. Throughout this journey, the Owlet team embodied our foundational values, undertaking substantial efforts to refine and advance our operations, setting the stage for growth and prosperity in 2024.

The FDA marketing authorizations for both BabySat and Dream Sock marks a significant moment for the pediatric category, we believe solidifying the trust of consumers and healthcare professionals alike. Our de novo classification of Dream Sock as an over-the-counter device was the first of its kind and the only monitor in our product category authorized by the FDA. We believe that this achievement is a testament to our unwavering dedication to enhancing accessibility and reinforcing confidence in our innovative solutions.

Operating expenses saw a significant reduction of 53% from 2022 to 2023, including a sharp reduction in marketing and advertising costs of 75%, while simultaneously achieving year-over-year sell-through growth. We narrowed our loss significantly and came close to reaching positive adjusted EBITDA in the fourth quarter of 2023. We believe that this financial performance underscores the team's unwavering commitment to Owlet's vision and lays a robust foundation for leveraging operational efficiencies as we scale in 2024 to take Owlet sustainable profitability in the future. We are committed to building a strong foundation for sustainable growth as we move forward and we believe that the FDA marketing authorizations of our BabySat and Dream Sock products will accelerate the adoption of our products and position us as the preferred pediatric data monitoring platform that bridges the gap between the hospital and the home.
2024 Strategy Overview

Driving Growth: Our vision is clear - we see health sensing technology becoming as ubiquitous as car seats and breast pumps for newborns. With the momentum we have gained from recent FDA marketing authorizations, the introduction of potential insurance coverage and reimbursement for BabySat, expanded distribution channels, increased credibility in medical communities, and an increased retail presence, we see Owlet as strategically positioned for substantial growth. Combining both the 510(k) clearance and de novo FDA authorization for our pulse-oximetry medical devices, and accompanying digital health offerings with our existing consumer brand well-known to over 2 million using families, we believe that we can become one of the most recognizable brand names in the digital parenting category. We see an opportunity to grow our existing product suite with medical market penetration. We believe expanding our recognizable brand into new channels will help our offerings stand out in a highly fragmented market of pediatric monitoring product companies lacking a category leader.

Achieving Profitability: In 2023, our objective was to close out the year with positive adjusted EBITDA. Through diligent management of operating expenses, enhanced sell-through rates, and improved profit margins, we came close to achieving positive adjusted EBITDA in the fourth quarter of 2023 and made significant progress towards meeting this target. These accomplishments have furnished Owlet with operational leverage and we believe has the potential to drive profitability and cash flow.

Expanding Lifetime Value (LTV): We view Owlet's brand as synonymous with engagement and loyalty in our industry, supported by a rich dataset that underpins our market understanding. Moving forward, we believe we are well-positioned to innovate and pilot new value-added services that can forge deeper connections among parents, their infants, and healthcare providers. This initiative aims to elevate home care to new standards, augmenting the value we believe Owlet delivers to families and increasing the lifetime value per customer. Our strategy is not just about growth; it is about enriching the ecosystem of infant care with Owlet at its heart, fostering a healthier future for the next generation.

Market Landscape and Competitive Dynamics

Owlet has a clear and specific market in pediatrics serving the needs of parents with children aged 1-18 months across key markets in the U.S., Canada, and Europe. With close to 10 million infants born annually in these regions, our Total Addressable Market ("TAM") is continuously replenished, providing the potential for a steady demand for our products. Despite a slight decline in birth rates, the emphasis on infant care and the financial investment in the well-being of newborns have seen a consistent uptick over the years. This trend underscores a growing market resilience, notably within the baby care sector, which has remained robust against broader economic fluctuations affecting consumer spending.

Since its inception, Owlet has been at the forefront of the consumer digital health monitoring space for infants and their families. We believe that our pioneering achievement of obtaining the first de novo authorization for at-home monitoring without the need for a prescription underscores our trailblazing efforts and helps set a high regulatory bar for new entrants in the space. This distinction is critical as it denotes that any comparable product with medical applications will likely require similar regulatory endorsements.

In addition to spearheading the health monitoring category, Owlet competes within the broader realm of general video/audio baby monitors. Our strategic edge is encapsulated in the Owlet Sock and Cam combo, providing parents with a holistic view of their baby's health and well-being. This integration allows parents to see, hear, and be assured of their baby's condition through our app, offering an unmatched value proposition.

We believe that we are uniquely positioned thanks to our regulatory marketing authorizations, extensive distribution network, intellectual property, and comprehensive feature set. We believe that this combination not only differentiates us from our competitors but also solidifies our commitment to extending the benefits of our technology to every infant.

Our competition spans from established players to emerging innovators in the space, including:
•VTech: Known for its extensive range of sound and video monitors, VTech is a significant player in the baby monitor market.
•Nanit: Offers a unique proposition with its video monitor and integrated breathing wrap wearable.
•Masimo: Primarily focused on patient monitoring solutions for hospital and clinical settings, Masimo has ventured into consumer health with technologies adaptable for home use.
•Hubble: Delivers a variety of sound and video monitors, including options with wearable health monitoring capabilities, expanding the choices available to parents.

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

Continuing technological advances and new product introductions within the home-use childcare electronics, medical monitoring and service industry place our products and services at risk of obsolescence. Our long-term success depends upon the development and successful commercialization of new products and services, new or improved technologies and additional applications for our existing technologies, including products or applications that may be subject to the oversight of the FDA or comparable foreign regulatory authorities and could require marketing authorization by the FDA or similar approval, clearance, authorization or certification from comparable foreign regulatory authorities or notified bodies. The research and development process is time-consuming and costly and may not result in products and services or applications that we can successfully commercialize.

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

We believe our ability to continue to compete effectively in our industry will also depend in part on our ability to respond more quickly and effectively than our peers to new or changing opportunities, technologies, regulatory standards or customer requirements. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and distribution strategies and as new companies enter the market with new technologies and distribution strategies. With our recent 510(k) clearance and de novo authorization, competitors will also have the benefit of using our devices as predicate devices in their own regulatory clearance pursuits. Increased competition in the future could adversely affect our revenue, revenue growth rate, margins and market share.

We believe that Owlet's pioneering spirit and commitment to innovation have not only established us as a leader in infant health monitoring but also as a trusted partner for parents worldwide, aiming to enhance the safety and well-being of every baby. As we pursue additional marketing authorizations from applicable regulatory authorities and certification from notified bodies, we believe Owlet could be positioned as a category leader with significant competitive barriers.

Research and Development
We are committed to ongoing research and development to create new products and improve the design, operation, and quality of existing products. Our research and development organization includes individuals with expertise in fields including engineering, product design, clinical science, consumer electronics, healthcare technologies and embedded software design. Our technical capabilities and commitment to innovation have allowed us to deliver significant product enhancements on a rapid development timeline. In 2023, we developed software enhancements for our FDA authorized medical devices, BabySat and Dream Sock with Health Notifications. From designing innovative and groundbreaking products to employing sophisticated software with proprietary algorithms and backend support, we believe we have built a strong competitive moat and early-mover advantage over potential competition in the connected nursery field. We also have the benefit of a vast infant data set obtained in the consumer setting which leads to stronger insights and allows us to develop better products and services, which we believe in turn leads to happier users and drives product purchases.
Our current research and development efforts are focused on enhancing the customer experience of our existing products, while supporting commercialization of our medical devices. These efforts may include pursuing development of expanded indications for our medical devices, such as expanded intended populations, that could include infants less than one month old, as well as developing new ways to deliver information that parents and caregivers value in their user experiences.

Harnessing the pediatric data set we have accumulated presents an opportunity to positively impact infant care and advance medical knowledge. Through strategic collaboration with healthcare professionals, establishment of clinical research initiatives, and innovative service offerings, we can leverage this wealth of information to enhance the well-being of infants and their families.

Integrating our findings into new service offerings represents the next frontier in infant care innovation. By leveraging subscription-based models, we can provide families with access to valuable insights, personalized recommendations, and ongoing support tailored to their child's developmental journey and empower parents to make informed decisions and nurture their child's health and well-being with confidence.

Regulatory Interactions

In October 2021, we received a Warning Letter from the FDA regarding the health notifications then provided with our Smart Sock that led Owlet to cease the distribution of the Smart Sock in the U.S. Since our Warning Letter, we have cooperated with and have worked diligently to seek marketing authorizations for our products with medical device functionality. In 2023, Owlet reached an important inflection point from a pioneer in the consumer-facing, in-home, digital health smart baby monitoring industry to a company that received two innovative regulatory authorizations from the FDA for its products. In June 2023, Owlet received a clearance of a premarket notification submitted to FDA pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act (“510(k) clearance”) for its prescription-required pulse oximeter device, BabySat, which is indicated for spot-checking and/or continuous monitoring of certain well-perfused infants in the home environment. In November 2023, Owlet then received a first-of-its kind, de novo authorization from the FDA for the Dream Sock, enabling both displays of a baby’s live health readings, including pulse rate and oxygen saturation level, and as well as Health Notifications, which will alert caregivers with lights and alarm sounds if their infant’s readings fall outside of preset ranges. These notifications and associated data can be used to supplement the decision by caregivers to seek additional guidance for medical care of the infant and provide more helpful data in those moments. The FDA’s marketing authorizations for both BabySat and Dream Sock are significant foundational breakthroughs in our journey to bring care to the home and empower parents, to signify not only our commitment to innovation in the infant health category, but more importantly, our dedication to helping ensure the health and well-being of every baby. These clearances transform Owlet from solely a consumer technology company into a medical device company.

After Owlet received 510(k) clearance for its prescription-required pulse oximeter device, BabySat, which is indicated for spot-checking and/or continuous monitoring of certain well-perfused infants in the home environment, Owlet has been preparing for the United States launch of this FDA-cleared pulse-oximetry technology incorporating our advanced, wire-free and consumer-adopted sock design. The BabySat device, which requires a physician’s or providers prescription, allows Owlet to enter the medical and healthcare markets and compete with traditional hospital dispensed medical devices. BabySat is designed to be able to be utilized by various telehealth platforms and is designed specifically for babies with diagnosed illnesses and health conditions. The device uses pulse oximetry technology and is intended to be prescribed by physicians to assist with the in-home monitoring of babies under a physician’s care. The device is designed to provide alerts to parents when their baby’s heart rate or oxygen saturation level (or SpO2) does not fall within prescribed ranges. We believe BabySat provides significant advantages to the large, wired hospital monitoring technologies on the market today with its wireless, wearable form factor and cloud connected data integration designed for home use.

While our existing primary market is the United States, we intend to continue to expand into international and new geographic markets. We have been working with our notified body, BSI, on obtaining CE Marking in the European Union for our Dream Sock with our medical device functionality. After expanding our international reach in 2022 with our legacy Smart Sock product, in key regions such as Europe and Australia. As our retail penetration increases and brand awareness grows outside of the United States, we intend to further leverage retail channels and locations to ensure efficient and strategic global customer acquisition in key markets in the future.

Government Regulation

Certain of our products or their features and our operations are subject to regulation by the U.S. Food and Drug Administration, or FDA, and other federal and state authorities in the U.S., as well as comparable authorities in foreign jurisdictions.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a premarket notification submitted under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”), or approval of a premarket approval application, or PMA. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.
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

Regulation of Medical Devices in the European Union

The EU has adopted specific directives and regulations regulating the design, manufacture, clinical investigations, conformity assessment, labeling and adverse event reporting for medical devices. Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC (the EU Medical Devices Directive), which has been repealed and replaced by Regulation (EU) No 2017/745 (the EU Medical Devices Regulation). Unlike the EU Medical Devices Directive, the EU Medical Devices Regulation is directly applicable in all EU member states without the need for member states to implement it into national law.

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

Brexit and Regulation of Medical Devices in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Protocol on Ireland/Northern Ireland, EU laws generally apply to Northern Ireland. On February 27, 2023, the United Kingdom (UK) Government and the European Commission reached a political agreement on the “Windsor Agreement” which will amend the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings in its operation. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain, however, new legislation such as the EU Medical Devices Regulation is not applicable in Great Britain.

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

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices. The MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive), in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform medical devices regulation and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the Government has recently confirmed that this date has been postponed until July 2025. Devices which have valid a valid certificate issued by EU notified bodies under the EU Medical Devices Regulation (or EU Medical Devices Directive) are subject to transitional arrangements. The UK Government has introduced legislation that provides that CE-marked medical devices may be placed on the Great Britain market on the following timelines:

•general medical devices compliant with the EU Medical Devices Directive or EU active implantable medical devices directive with a valid declaration and CE marking can be placed on the Great Britain market up until the sooner of expiry of the certificate or June 30, 2028; and
•general medical devices, including custom-made devices, compliant with the EU Medical Devices Regulation can be placed on the Great Britain market up until June 30, 2030.
Following these transitional periods, it is anticipated that all medical devices will require a UK Conformity Assessed (“UKCA”) mark in order to be placed on the market in Great Britain. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to entry of the new regulations on July 1, 2025. However, from July 2025, products that do not have existing and valid certification under the EU Medical Devices Directive or EU Medical Devices Regulation and, therefore, are not subject to the transitional arrangements will be required to carry the UKCA mark if they are to be sold into the market in Great Britain. For products to be sold into the market in Northern Ireland, CE marking will continue to be recognized as a result of the Northern Ireland Protocol implemented following the UK’s exit from the EU. UKCA marking will not be recognized in the EU. Following the transitional period, compliance with the UK regulations will be a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.

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
Coverage and Reimbursement
With respect to our current products, including the Dream Sock and Owlet Cam, we utilize a direct-to-consumer model where consumers purchase our products directly from us or one of our retailers. Currently, these products are not covered or reimbursed by any third-party payor. We are actively developing a strategy to enable healthcare providers to obtain reimbursement for products for which we successfully obtain FDA authorization or similar authorization or certification in foreign jurisdictions, including BabySat, or the services associated with such products. However, this new strategy may not be successful as payors may even refuse to provide coverage and reimbursement for these products.
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
Healthcare Fraud and Abuse
Federal and state governmental agencies and equivalent foreign authorities subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. These laws constrain the sales, marketing and other promotional activities of medical device manufacturers by limiting the kinds of financial arrangements we may have with hospitals, physicians and other potential purchasers and prescribers of our products. Federal healthcare fraud and abuse laws apply to our business when a customer submits a claim for an item or service that is reimbursable under Medicare, Medicaid, or other federally funded healthcare programs. The laws that may affect our ability to operate include:
• the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, arrangement for, or recommendation of, items or services for which payment may be made, in whole or in part, under federal healthcare programs, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of, or a specific intent to violate, the law;
• the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds; knowingly making, using, or causing to be made or used, a false record or statement to get a false claim paid or to avoid, decrease, or conceal an obligation to pay money to the federal government. A claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Actions under the False Claims Act may be brought by the government or as a qui tam action by a private individual in the name of the government and to share in any monetary recovery.

There are also criminal penalties for making or presenting a false or fictitious or fraudulent claim to the federal government;
• the federal Health Insurance Portability and Accountability Act of 1996, which imposes criminal and civil liability for, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program including private third-party payors, or knowingly and willfully falsifying, concealing, or covering up a material fact or making a materially false, fictitious, or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services;
• the federal Physician Payment Sunshine Act, implemented by the Centers for Medicare & Medicaid Services (“CMS”) as the Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS, information related to payments and other “transfers of value” made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (including physician assistants and nurse practitioners), and teaching hospitals, and requires applicable manufacturers to report annually to CMS ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” to such physician owners;
• analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers and patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state beneficiary inducement laws, and state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
If we or our employees are found to have violated any of the above laws we may be subject to significant administrative, civil and criminal penalties, including imprisonment, exclusion from participation in federal health care programs, such as Medicare and Medicaid, significant fines, monetary penalties and damages, the restructuring or curtailment of our operations, imposition of compliance obligations and monitoring, and damage to our reputation.
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
Intellectual Property
Since inception, we have been methodical around our intellectual property strategy. We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of February 1, 2024, we had 58 issued patents (with numerous others pending) and 44 registered trademarks. Our patents include utility patents covering technology ranging from placement of electrodes to the base of the baby monitor. We have foreign patents and patent applications pending in the EU, Australia, Canada, China, and Thailand. Our issued patents with claims generally directed to an infant sock comprised of a sensing device in a sleeve in the sock and a strap are expected to expire in the U.S. and China in 2033. Our issued patents with claims generally directed to placement of fabric electrodes and assembly of such are each expected to expire in the U.S., the EU, Australia, China and Canada in 2038. Pending applications in the aforementioned countries will have expiration dates between 2034 and 2043. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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

We follow strict quality guidelines, including a detailed risk-based audit plan following our ISO certified quality management system that dictates how often and to what degree we audit our suppliers. We check all quality, regulatory, and safety standards for products that our contract manufacturers make. We deploy a robust manufacturer and supplier selection process including site audits, tooling design and setup quotes, open book pricing, quality specifications, and vendor guides. The Smart Sock and Dream Sock are currently manufactured at ISO 13485 certified required to adhere to specific quality requirements in accordance with the International Medical Device Regulators Forum (IMDRF) and Medical Device Single Audit Program (MDSAP). We received ISO 13485 and MDSAP certifications, as we work to implement and maintain the requirements applicable to medical device manufacturer quality management systems. We believe that third-party facilities are adequate to meet our current and anticipated manufacturing needs. We do not currently plan to manufacture our products or any related components ourselves.

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
The initial term of the agreement was one year and automatically extends for additional one-year periods until either we or Benchmark provide notice of non-renewal at least 90 days prior to the end of the then-current term or extension. Among other things, either party may terminate the agreement for convenience upon 90-day notice, in the case of Owlet, or 180 day notice, in the case of Benchmark, to the other party. Either party may also terminate the agreement under certain other customary conditions, including for uncured breaches of the agreement or if the other party if the other party materials breaches the agreement or in the event of the other party’s insolvency.
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
Following the expiration of the initial term of the agreement in June 2019, we extended the agreement through June 2022. In April 2022, we further extended the agreement through June 2024. We have the right to terminate the agreement, without cause, upon six months’ prior written notice to Aoni. Additionally, either party may terminate the agreement under certain other customary conditions, including for uncured breaches of the agreement or in the event of the other party’s insolvency.
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

Human Capital Resources
As of December 31, 2023, we had 76 full-time employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.
We believe our innovation and operational excellence stems directly from the diversity in our community and our common commitment to equity, inclusion, and equal access to healthcare. One cornerstone of our approach lies in our belief that every baby deserves access to monitoring, regardless of their background or circumstances. Through Owlet Cares, our advocacy initiative, we are dedicated to making a positive impact in the lives of babies and parents. We recognize that parenthood is a journey marked by diverse experiences, challenges, and joys. As such, we are dedicated to supporting all parents from a rich tapestry of backgrounds and perspectives. Diversity, equity and inclusion efforts are also part of our legal compliance considerations and we are committed to legally compliant methods for advancing these efforts.

Corporate Information
Owlet Baby Care Inc. was incorporated in Delaware on February 24, 2014 as a Delaware corporation. SBG was incorporated in Delaware on June 23, 2020. On July 15, 2021, SBG closed the Merger with Owlet Baby Care Inc. As a result of the Merger, Owlet Baby Care, Inc. became a wholly-owned subsidiary of SBG, and SBG changed its name to Owlet, Inc.

Available Information
Our website address is www.owletcare.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K. We make our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as beneficial ownership filings available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.
We may use our website as a distribution channel of material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through the Investors sections of its website at https://investors.owletcare.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address under the “Resources” menu on the Investors section of our website at https://investors.owletcare.com.
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

The success of our business depends on our ability to increase revenues to offset expenses. We experienced year over year revenue declines in 2022 compared to 2021, and since our inception, we have incurred recurring operating losses, generated negative cash flows from operations, and financed our operations principally through equity investments and borrowings. Those factors, coupled with our current cash balance and current debt obligations, raise substantial doubt as to our ability to continue as a going concern.

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

Prior to the receipt of the Warning Letter described below, we experienced rapid growth. For example, our revenue increased from $54.4 million for the nine months ended September 30, 2020 to $78.4 million for the nine months ended September 30, 2021, and the number of our full-time employees increased from 111 as of December 31, 2020 to 200 as of December 31, 2021. Following receipt of the Warning Letter, our revenue decreased from $75.8 million for the year ended December 31, 2021 to $69.2 million for the year ended December 31, 2022, and decreased to $54.0 million for the year ended December 31, 2023. Further, as part of a restructuring program implemented in the third quarter of 2022 to increase cost efficiencies across the organization, we commenced a workforce reduction of 74 employees, and as of December 31, 2022 the number of our full-time employees decreased to 106. As of December 31, 2023, the number of full-time employees was 76. We anticipate that fluctuations in the growth of our business will continue as we adapt our plans and strategies to changing business and macroeconomic conditions.

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

Rapid growth and rapid contractions increase the challenges involved in addressing these goals in a cost-effective or timely manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, which could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on the experience and expertise of our senior management team, other key officers, our engineers, marketing and field sales team and other highly skilled personnel.

We are highly dependent on our senior management, other key officers, our engineers, marketing and field sales team, and may be increasingly dependent on healthcare and clinical specialists for the sale of any medical devices we may market, if approved. We face significant competition for talent from other healthcare, technology and high-growth companies, which include both large enterprises and privately-held companies. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, we may not be able to hire new employees quickly enough to meet our needs and fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees.

In addition, we recruit professionals on a global basis and must comply with the immigration laws in the countries in which we operate, including the U.S. Some of our employees are working under Owlet-sponsored temporary work visas, including H1-B visas. Statutory law limits the number of new H1-B temporary work permit petitions that may be approved in a fiscal year. Furthermore, there is a possibility that the current U.S. immigration visa program may be significantly overhauled, and the number of H1-B visas available, as well as the process to obtain them, may be subject to significant change. Any resulting changes to this visa program could impact our ability to recruit, hire and retain qualified skilled personnel. If we are unable to obtain work visas in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected.

We will need to raise additional capital in the future in order to execute our strategic plan, which may not be available on terms acceptable to us, or at all.

We have experienced recurring losses from operations and negative cash flows from operations, and we expect to continue operating at a loss for the foreseeable future. As of December 31, 2023, we had an accumulated deficit of $255.7 million and cash and cash equivalents of $16.6 million. Year over year declines in revenue, our low, current cash balance, recurring operating losses, and negative cash flows from operations since inception raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued.

While we were able to announce the closing of a private equity offering in February 2023 which provided an infusion of capital of $30.0 million and we were able to amend our existing debt and line of credit held by Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (“SVB”), as of March, 27, 2023, August 10, 2023, and November 13, 2023, we anticipate needing to raise additional capital to fund our future operations in order to remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. Failure to secure additional funding may require us to modify, delay or abandon some of our planned future development, or to otherwise enact further operating cost reductions, which could have a material adverse effect on our business, operating results, financial condition and ability to achieve our intended business objectives.

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

In addition, we maintain our cash in bank deposit accounts which, at times, exceed federally insured limits. As of December 31, 2023, we maintain the majority of our cash and cash equivalents in accounts with primarily SVB and Citibank, and exceeded federally insured limits. In March 2023, we worked closely with SVB during its announced reconstitution as a FDIC bridge bank and its sale to First Citizens Bank & Trust Company. SVB has publicly confirmed that its depositors will have access to their funds in this process and we have also recently completed an amendment to our Third Amended and Restated Loan and Security Agreement in order to have SVB waive certain events of default, defer payments and improve our access to borrowing on our line of credit. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

We will still need additional funding to fund our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or additional rounds of financing, including private or public equity or debt offerings, or by other means. Our future capital requirements will depend on many factors, including:

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

If any governmental authority or notified body were to require marketing authorization or similar certification for any product that we sell for which we have not obtained such marketing authorization or certification, we could be subject to regulatory enforcement actions and/or be required to cease selling or recall the product pending receipt of marketing authorization or similar certification from such other governmental authority or notified body, which can be a lengthy and time-consuming process, harm financial results and have long-term negative effects on our operations.

We currently sell the Smart Sock and Dream Sock in certain countries outside of the U.S., and we have not obtained any medical device marketing authorization, approval, or certification from any governmental authority or notified body, other than from the FDA for the Dream Sock and BabySat. In response to inquiries from the FDA and regulatory authorities in other jurisdictions regarding the marketing of the Smart Sock and Dream Sock (in the case of the FDA, prior to ceasing distribution of the Smart Sock and prior to our recent marketing authorization for the Dream Sock Health Notifications features), we have communicated our beliefs that such products are not medical devices that require medical device or similar marketing authorization or certification from such other regulatory authorities or notified bodies. However, certain regulatory authorities have expressed that they do not agree with that conclusion and in some instances have required us to obtain marketing authorization, such as a clearance or approval, or other certification to continue to sell the product.

For example, we have been marketing and selling Smart Sock in the United Kingdom ("UK"). The Medicines and Healthcare products Regulatory Agency (“MHRA”), the regulatory authority responsible for the United Kingdom (“UK”) medical device market, has asserted that the Smart Sock requires certification by an approved body and subsequent registration as a medical device in the UK, but has indicated it will allow us to continue to market the Smart Sock in the UK while we are working towards that certification and registration until the end of 2022. We requested an extension to that grace period and have continued to communicate with MHRA to provide updates regarding our continuing efforts to obtain certification, including our submission in June 2023 to our UK approved body, i.e., an independent organization designated by the MHRA, for their review of Dream Sock with Health Notifications (to replace our marketing of the Smart Sock). The MHRA has responded to our communications but has not affirmatively extended the grace period for marketing Smart Sock. If the MHRA determines that we are not permitted to continue marketing Smart Sock notwithstanding our request to extend the grace period, we may have to cease distribution of the product in the UK and could be subject to enforcement action. Moreover, there is no assurance that we will be able to obtain in a timely manner the marketing authorization or certification for Dream Sock with Health Notifications, which we intend to market in the UK if and when registered.

In addition, Owlet has been corresponding with the Medical Devices Directorate, Canada's medical device regulatory authority within Health Canada, regarding the device classification requirements of the Smart Sock and Dream Sock. As a result of these exchanges, Owlet ceased selling and advertising the Smart Sock in Canada on December 10, 2021. We have, however, marketed and sold Dream Sock in Canada since January 2022. Health Canada, the regulatory authority responsible for the Canadian medical device market, initially asserted that the Dream Sock was a medical device that can no longer be sold in Canada unless a relevant license has been issued. In the second half of 2022, we responded with our position that the Dream Sock is not a medical device, and Health Canada has not affirmatively concluded that it agrees or disagrees with our position. If Health Canada does not agree with our position, we may be required to cease distribution of the product into the Canadian market and may be subject to enforcement action.

Obtaining authorization or certification to sell any of our products as medical devices is a time-consuming and costly process and we may be precluded from selling such products if we are required to obtain marketing authorization, such as a clearance or approval, or other certification. The path to market varies among international jurisdictions and may require additional or different product testing than required to obtain FDA marketing authorization. Certifications or marketing authorizations from one foreign regulatory authority or notified body does not ensure certification or marketing authorization by any other foreign regulatory authority or notified body or by the FDA. If we fail to receive necessary certifications or marketing authorizations to commercialize our products in any jurisdictions on a timely basis, or at all, or if we later lose such certifications or marketing authorizations, our business, financial condition and results of operations could be adversely affected. Furthermore, regulatory requirements may change from time to time, which could adversely affect our ability to market new products and services, or continue to market existing products and services. Moreover, even if granted, a marketing authorization or certification could require conditions to sale, such as a prescription requirement. If regulatory authorities require such marketing authorization, including clearance or approval, or other certifications for the products that we sell, we could be subject to regulatory enforcement action, time-consuming and costly marketing authorization and certification application processes, or required to cease selling or to recall the product in the corresponding jurisdiction pending receipt of such marketing authorization or certification. We also could be required to modify the product’s functionality or limit our marketing claims for the product, whether or not we obtain such marketing authorization or other required certification. In any such event, our business could be substantially harmed.

Our products rely on mobile applications to function and we rely on Apple’s App Store and the Google Play Store for distribution of our mobile applications.

Our products rely on the installation of our mobile applications to function properly. We develop mobile applications on Apple’s iOS platform and Google’s Android platform. Our customers download our mobile applications on Apple’s App Store and the Google Play Store. The App Store and Google Play Store are controlled entirely by Apple and Google, respectively. Mobile applications on the iOS platform are subject to approval by Apple and mobile applications on the Android platform are subject to approval by Google. The terms and policies for maintenance of existing applications and the approval process of new applications are very broad and subject to interpretation and frequent changes, and Apple and Google have complete control over the approval or removal of each mobile application submitted to or offered on their respective platforms. If either Apple or Google changes its standard terms and conditions for maintaining or approving mobile applications in a way that is detrimental to us or decide to remove our mobile applications from their stores, it will be much more difficult or may not be possible for users to install the mobile applications and receive updates to the mobile applications, and our current or future products may cease to function as intended. Apple has informed us that it will remove our mobile applications from the App Store in any country in which any Owlet product requires marketing authorization or certification from any governmental authority or notified body. If Apple removes our applications from the App Store or Google removes our applications from the Google Play Store, our products would not function as intended, and we may be required to recall our products, issue refunds and accept returns, and we may be subject to costly litigation.

A substantial portion of our sales comes through a limited number of retailers.

Historically, we have relied on a limited number of retailers for a substantial portion of our total sales. For example, sales through our top three retail customers represented 46% of our revenue for the year ended December 31, 2022 and 55% for the year ended December 31, 2023. These retailers work with us on a non-exclusive basis. If we are unable to establish, maintain or grow these relationships over time, or if these relationships grow more slowly than we anticipate, we are likely to fail to recover these costs and our operating results will suffer. The loss of any significant retail customer, whether or not related to our business or our products or services, could have an impact on the growth rate of our revenue as we work to obtain new retail customers or replacement relationships. Contracts with retailers may typically be terminated or renegotiated before their term expires for various reasons, subject to certain conditions. For example, after a specified period, certain of our contracts are terminable for convenience by such retailers, subject to a notice period. Additionally, certain contracts may be terminated immediately by the retailer if we go bankrupt or if we fail to comply with certain specified laws. Any renegotiation of the commercial agreements may result in less favorable economic terms for us. Retailers may also consolidate their operations, reducing the overall number of locations in which they sell our products and services. Historically, we have had retail customers declare bankruptcy and stop operations, negatively affecting our sales and business. If regulatory actions such as the Warning Letter we received in October 2021 regarding the regulatory status of the Smart Sock are threatened or taken against us or our products, retailers may stop carrying and return our products. Such returns have had, and may have, a material adverse effect on our business, financial condition and results of operations.

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

Our distributors or retail customers may experience financial difficulties, and we may not be able to collect our receivables, which could materially or adversely affect our profitability, cash flows, working capital and business operations.

The timely collection of our receivables allows us to generate cash flows, provide working capital and continue our business operations. Our distributors and retail customers have in the past and may in the future experience financial difficulties for a number of reasons, such as macroeconomic or volatile market conditions, which could impact a distributor’s or retailer’s financial condition or cause its delay or failure to pay us. This could result in longer payment cycles, delay or default in payment or increased credit risk, which, in turn, could cause our cash collections to decrease and allowance for doubtful accounts to increase. While we may resort to alternative collection remedies or other methods to pursue claims with respect to receivables, these alternatives are expensive and time consuming, and successful collection is not guaranteed. Failure to collect our receivables or prevail on related claims could adversely affect our profitability, cash flows, working capital and business operations.

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

Defects or quality issues associated with our products could adversely affect the results of our operations.

The design, manufacture and marketing of medical devices involve certain inherent risks. Manufacturing or design defects, component failures, unapproved or improper use of our products, or inadequate disclosure of risks or other information relating to the use of our products can lead to injury or other serious adverse events. Such events have in the past and could in the future lead to recalls or safety alerts relating to our products (either voluntary or as required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs and lost sales and customers, enforcement actions and/or investigations by state and federal governments or other enforcement bodies, as well as negative publicity and damage to our reputation that could reduce future demand for our products. Personal injuries relating to the use of our products can also result in significant product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in obtaining marketing authorizations of new products or the imposition of post-market requirements.

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

We have no manufacturing capabilities of our own. We currently rely on a single manufacturer located in Thailand, Benchmark, for the manufacture of our Owlet Sock products. Additionally, we currently rely on a separate single manufacturer located in China, Shenzhen Aoni Electronic, for the manufacture of our Owlet Cam. We expect to rely on limited manufacturers for future products we may develop. For us to be successful, our contract manufacturers must be able to provide us with products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. While our existing manufacturers have generally met our demand requirements on a timely basis in the past, their ability and willingness to continue to do so going forward may be limited for several reasons, including our relative importance as a customer of each manufacturer or their respective ability to provide assembly services to manufacture our products, which may be affected by the COVID-19 pandemic or other natural or man-made disasters. Earthquakes are of particular significance since our headquarters are located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist or terrorist organizations, epidemics, communication failures, fire, floods and similar events. Certain of these events may be exacerbated by climate change; for more information, see our risk factor titled “We are subject to a series of risks regarding climate change.” Furthermore, our manufacturing agreements can be terminated by our contract manufacturers without cause by giving us prior notice of six months or less. The facilities and the manufacturing equipment used to produce our products would be difficult to replace and could require substantial time to repair if significant damage were to result from any of these occurrences. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these manufactured products for any reason and we cannot obtain an acceptable substitute.

Any transition to a new contract manufacturer, or any transition of products between existing manufacturers, could be time-consuming and expensive, may result in interruptions in our operations and product delivery, could affect the performance specifications of our products, could require that we modify the design of our products, or could require clearance, or approval by the FDA, or similar clearances, approvals, or certifications from foreign regulatory authorities or notified bodies, depending on the nature of the product and the changes associated with the transition to the new manufacturer. If we are required to change a contract manufacturer, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner. We may not be able to identify and engage alternative contract manufacturers on similar terms or without delay. Furthermore, our contract manufacturers could require us to move to a different production facility. The occurrence of any of these events could harm our ability to meet the demand for our products in a timely and cost-effective manner, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our products must be manufactured in accordance with federal, state and foreign regulations, and we or any of our suppliers could be forced to recall products or terminate production if we fail to comply with these regulations.

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our manufacturers and suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products. In addition, failure to comply with applicable FDA (or other regulatory authorities) requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things: warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals or certifications; seizures or recalls of our products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s (or foreign regulatory authorities’ or notified bodies’) refusal to grant pending or future clearances, certifications or approvals for our products; clinical holds; refusal to permit the import or export of our products; and criminal prosecution of us or our employees.

Any of these actions could significantly and negatively affect supply of our products. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and experience reduced sales and increased costs.

If we are unable to obtain key materials and components from sole or limited source suppliers, we will not be able to deliver our products to customers.

We are currently devoting substantial resources to the development of new or advanced products and services. However, we may not be able to complete development on a timely basis, or at all. In addition, some of our products and products in development are regulated by the FDA and foreign regulatory agencies as medical devices, which requires marketing authorization or similar certification from applicable regulatory authorities or notified bodies, including marketing authorization from the FDA, prior to commercialization. Our products and services, particularly those needing to meet FDA or other regulatory standards, may have higher manufacturing costs than legacy products and services, which could negatively impact our gross margins and operating results during these stages, without guarantees we will be able to successfully commercialize any such products.

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

We must successfully manage introductions of new or advanced products, such as BabySat and Dream Sock with Health Notifications, and services, such as the development of our software platform. Development of new products and services requires the expenditure of considerable time and resources, but we may not be able to successfully develop and introduce such products on a timely basis, or at all. Products and services that are not well-received by the market may lead to excess inventory and discounting of our existing products and services. Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs and the sale of inventory at discounted prices, may affect our gross margin and could impair the strength of our brand. Reserves and write-downs for rebates, promotions and excess inventory are recorded based on our forecast of future demand. Actual future demand could be less than our forecast, which may result in additional reserves and write-downs in the future, or actual demand could be stronger than our forecast, which may result in increased shipping costs and a reduction to previously recorded reserves and write-downs in the future and increase the volatility of our operating results.

Introductions of new or advanced products and services could also adversely impact the sales of our existing products and services to consumers. For instance, the introduction or announcement of new or advanced products and services may shorten the life cycle of our existing products or reduce demand, thereby reducing any benefits of successful product or service introductions and potentially leading to challenges in managing write-downs or write-offs of inventory of existing products and services. In addition, some of our products are regulated by the FDA and foreign regulatory agencies as medical devices and require marketing authorization from the FDA and similar marketing authorization or certification from other applicable regulatory authorities or notified bodies prior to commercialization. New products, particularly those products needing to meet FDA or other regulatory requirements, may have higher manufacturing costs than legacy products, which could negatively impact our gross margins and operating results. Accordingly, if we fail to effectively manage introductions of new or advanced products and services, our business may be adversely affected.

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

Apple’s related Privacy-Preserving Ad Click attribution, intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Similarly, Google has announced that it plans to stop supporting third-party cookies in its Google Chrome browser by the end of 2024. Google has also put forth a new initiative called the Privacy Sandbox, which is meant to curtail improper tracking while continuing to allow ad targeting within Google Chrome. Under Google’s Privacy Sandbox initiative, cookies will be replaced by five browser application programming interfaces (“APIs”) that will allow advertisers to receive aggregated data without using cookies. Google Privacy Sandbox is still being developed, but if it is adopted, could require us to make changes to how we collect information on our consumers and our marketing activities. Further, Apple has implemented a framework called “App Tracking Transparency”, which gives users of Apple products more control over the way their data is tracked in mobile applications, and requires mobile applications to ask users for permission if they would like to track activity across other companies’ apps and websites via an iOS device’s advertising identifier. This may also affect our ability to track consumer actions.

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

Our success is dependent in large part upon our ability to maintain and enhance our reputation and brand. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to actions taken (or not taken) with respect to social, environmental, and community outreach initiatives, the personal conduct of individuals actually, or perceived to be associated, with our brand, and our growth or rebranding strategies. We are heavily dependent on customers who use our products and services, in particular our Smart Sock, to provide good reviews and word-of-mouth recommendations to contribute to the growth of our brand and reputation. Customers who are dissatisfied with their experiences with our products and services or services may post negative reviews. We may also be the subject of blog, forum or other media postings that include statements that create negative publicity. If the FDA or other regulatory body makes public any determination that any of our products is not in compliance with applicable requirements, such as occurred in the FDA’s October 1, 2021 Warning Letter with respect to the Smart Sock, or takes some other public action such as issuing a public enforcement action or recommending or mandating a recall, customers may react negatively and stop purchasing or recommending our products or services, or may demand refunds. Any negative reviews or publicity, whether real or perceived, disseminated by word-of-mouth, by the general media, by electronic or social networking means or by other methods, could harm our reputation and brand and could severely diminish consumer confidence in our products and services.

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

If we do not successfully adapt and advance our products and services and applications, we could see increased competition from our competitors who use our medical devices as predicates. Because our products that are regulated as medical devices now have marketing authorizations from the FDA, one or more of our competitors may develop and obtain authorization for similar products that compete with ours. For example, in the U.S., using our marketing authorizations for BabySat and/or Dream Sock, our competitors may develop products that the FDA determines are substantially equivalent to our products and may use our products as predicate devices to obtain 510(k) clearances for their competing products.

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

Additionally, in the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. In November 2021, two putative class action complaints were filed against us in the U.S. District Court for the Central District of California. Both complaints alleged violations of the Exchange Act against the Company and certain of our officers and directors on behalf of a putative class of investors who: (a) purchased the Company’s common stock between March 31, 2021 and October 4, 2021 (“Section 10(b) Claims”); or (b) held common stock in SBG as of June 1, 2021, and were eligible to vote at SBG's special meeting held on July 14, 2021 (“Section 14(a) Claims”). Both complaints allege, among other things, that we and certain of our officers and directors made false and/or misleading statements and failed to disclose certain information regarding the FDA’s likely classification of the Owlet Smart Sock as a medical device requiring marketing authorization. On September 8, 2023, the Court ruled that while the two cases were consolidated, there would be two distinct and separate classes to represent the Section 10(b) Claims and Section 14(a) Claims, respectively, and appointed lead plaintiffs and lead counsel. An amended complaint was filed for both classes on November 21, 2023, and then further amended and consolidated filings by the plaintiffs’ counsel on December 22, 2023. The Company intends to vigorously defend itself against these claims and filed on February 9, 2024 motions to dismiss the cases in response to these complaints, on behalf of itself and the named officers and directors. These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could have a material adverse effect on our business, financial condition, results of operations or stock price.

Our business and operations may suffer in the event of IT system failures, cyberattacks or deficiencies in our cybersecurity.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on IT systems and infrastructure, including those of third-party service providers we rely on, to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information of customers and our employees and contractors. However, our IT systems and those of our those of our users, customers, partners, suppliers and third-party service providers are vulnerable to numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT systems and data, including from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human or technological error, fraud, denial or degradation of service attacks, as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon IT systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. For example, we have been and in the future may be the target of phishing and other scams and attacks. We have not always been successful in detecting these attacks, and while we have not experienced any significant loss or material expense as a result of these cybersecurity attacks or other information security breaches, there can be no assurance that we will not suffer additional attacks or incur material financial consequences or expense in the future. As a result of the continued hybrid work environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

Cybersecurity attacks in particular are evolving and because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information, and there can be no assurance that our protective measures will prevent or detect security breaches that could have a significant impact on our business, reputation, financial condition and results of operations.

If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations due to a loss of our trade secrets and confidential information, negative publicity and damage to our reputation, loss of customers, loss of or delay in market acceptance of our products and services, loss of competitive position, loss of revenue or liability for damages or other similar disruptions. Depending on the nature of the attack, a successful attack may also bring into question our internal control over financial reporting. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any security compromise affecting us, our customers, partners, suppliers, third-party service providers or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our IT security efforts fail. We may also be exposed to a risk of loss or litigation and potential liability and costs including, significant incident response, system restoration or remediation and future compliance costs, which could materially and adversely affect our business, results of operations or financial condition. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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

We currently host our products and services, serve our customers and support our operations in the U.S. primarily from third-party data and call centers and other cloud-based services. For example, we rely on cloud services and bespoke software services provided by Ayla Networks for our Dream Sock and Smart Sock products to support the transfer of data to the cloud and back to us and the user. Additionally, we rely on the data transfer services of ThroughTek to enable video viewing access for the Owlet Cam. We do not have control over the operations of the services or the facilities of any of those providers. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. Certain of these events may be exacerbated by climate change; for more information, see our risk factor titled “We are subject to a series of risks regarding climate change.” The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. We may not be able to easily switch our cloud operations to another cloud provider if there are disruptions or interference with such providers.

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
In addition, under the loan and security agreement, we are required to satisfy and maintain certain financial ratios, including financial maintenance covenants. A breach of any of these ratios or covenants, including as a result of events beyond our control, would result in a default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding under the loan and security agreement immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. While as of March 27, 2023, and on November 13, 2023, we were able to amend our existing debt and line of credit held SVB to have SVB waive certain stated events of default under that agreement and expand our access to capital, we cannot assure that in the future we will always be able to satisfy and maintain all bank covenants. As of December 31, 2023, $5.0 million in aggregate principal amount was outstanding under the term loan. See Part II. Item 8. "Financial Statements and Supplementary Data - Note 7," included in this Report.

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

As previously reported, in connection with the re-issuance of our consolidated financial statements as of and for the fiscal year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. Further, during the year ended December 31, 2022, we identified additional material weaknesses to our internal control over financial reporting. These identified material weaknesses in our internal control over financial reporting continued to exist as of December 31, 2023.

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

As a public company, we are required pursuant to Section 404(a) of the Sarbanes-Oxley Act, subject to certain exceptions, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment needs to include disclosure of any material weaknesses identified by our management in internal control over financial reporting. Once we cease to be an emerging growth company and cease to be a non-accelerated filer, our independent registered public accounting firm will also be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act, to attest to the effectiveness of our internal control over financial reporting in each annual report on Form 10-K to be filed with the SEC. We are required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources. We are in the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our testing and any required remediation in a timely fashion.

Risks Related to Regulation of Our Industry and Products

Despite having received 510(k) clearance from the FDA for our prescription-required, BabySat pediatric monitor, and having received de novo classification for our Dream Sock with Health Notifications, such marketing authorizations do not ensure commercial success of these products, which will require us to implement processes, procedures and operations necessary to market and sell medical devices. We may not be successful in implementing these conditions, which could subject us to new risks.

In June 2023, we received 510(k) clearance from the FDA for BabySat, a prescription use-only pulse oximeter indicated for use in measuring and displaying functional oxygen saturation of arterial hemoglobin and pulse rate and for spot-checking and/or continuous monitoring of well-perfused patients, greater than one month old up to 18 months old and weighing between 6 and 30 pounds, in the home environment. In November 2023, we received de novo classification, another form of marketing authorization, from the FDA for our Dream Sock with Health Notifications. The BabySat clearance was the first medical device marketing authorization we have received. In order to market and distribute BabySat or other medical devices, we will need to modify certain of our internal business operations to ensure they comply with medical device requirements and to enable distribution of the product in accordance with the limitations of use described in our marketing authorizations. For example, for our BabySat product, the 510(k) clearance limits distribution of this product to prescription use-only. in the direct-to-consumer model we utilize to distribute the Dream Sock and Owlet Cam (as well as Smart Sock, in certain countries outside of the United States), consumers purchase our products directly from us or one of our retailers, and we will not be able to utilize this model to distribute BabySat in accordance with its prescription-required marketing authorization. Though we are currently exploring a number of new distribution channels, including working with durable medical equipment distributors, healthcare institutions, and other healthcare payor and provider channels, we may not be successful in identifying, or implementing with our current resources, an appropriate distribution channel. Further, even though we have received FDA clearance for BabySat, we will still need to demonstrate the business and clinical rationale and justifications of this product in order for healthcare institutions and providers to be convinced of the need to prescribe it, and we may not be successful in these efforts.

We are required to obtain and maintain marketing authorizations or certifications from the FDA, foreign regulatory authorities or notified bodies for medical device products in the U.S. or in foreign jurisdictions, which can be a lengthy and time-consuming process, and a failure to do so on a timely basis, or at all, could severely harm our business.

In June 2023, we received 510(k) clearance from the FDA for BabySat, a prescription use-only pulse oximeter indicated for use in measuring and displaying functional oxygen saturation of arterial hemoglobin and pulse rate and for spot-checking and/or continuous monitoring of well-perfused patients, greater than one month old up to 18 months old and weighing between 6 and 30 pounds, in the home environment. In November 2023, we obtained de novo classification for the Dream Sock with Health Notifications. As such, both of these products are regulated as medical devices by the FDA, and we must continue to maintain compliance with medical device requirements with respect to the manufacture, sale, marketing, and distribution of these products.

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

We currently market and intend to continue to market our products and services internationally. We expect certain of our pipeline products to be regulated as medical devices, and we have received communications from certain regulatory authorities inquiring as to the regulatory status of our Smart Sock, and whether such product is regulated as a medical device in such jurisdictions. In these communications, some regulatory authorities have asserted that the Smart Sock is a medical device that must comply with medical device requirements in those jurisdictions. See “If any governmental authority or notified body were to require marketing authorization or similar certification for any product that we sell for which we have not obtained such marketing authorization or certification, we could be subject to regulatory enforcement actions and/or be required to cease selling or recall the product pending receipt of marketing authorization or similar certification from such other governmental authority or notified body, which can be a lengthy and time-consuming process, harm financial results and have long-term negative effects on our operations.”

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

Moreover, failure by us or one of our manufacturers or suppliers to comply with applicable statutes and regulations administered by the FDA or comparable regulatory bodies could result in, among other things, any of the following:
•warning letters or untitled letters issued by the FDA or Federal Trade Commission ("FTC") and their counterparts in international jurisdictions;
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

From time to time, legislation is drafted and introduced that could significantly change the regulatory frameworks governing our products and services. In addition, regulations and guidance are often revised or reinterpreted by the government agency in ways that may significantly affect our business or products and services. FDA requirements related to digital health have evolved over time as the FDA has gained additional experience with these kinds of products and modified its approach to regulation in light of changes to its statutory authority. For example, in 2016, the 21st Century Cures Act was enacted to, among other things, amend the FDCA to remove certain software functions from the definition of a “device.” The FDA also issued guidance in 2016, which was updated in 2019, establishing a policy of enforcement discretion for certain low risk general wellness products, including certain such products with software functions. The FDA’s approach to digital health continues to evolve, and the FDA continues to publish new guidance on its approach to software as a medical device. Any new statutes, regulations, or policies, or revisions or reinterpretations of existing statutes, regulations, or policies, including those in the digital health area, may increase our costs or subject us to additional regulation or the need for marketing authorization or similar certification requirements for our products, or may lengthen review times of certain products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute such products.

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

Failure to comply with post-marketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.

We are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, import, export, registration, and listing of devices. The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory approval, certification or clearance to market a device, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities or notified bodies, which may include any of the following sanctions:
•untitled letters or warning letters;
•fines, injunctions, consent decrees and civil penalties;
•recalls, termination of distribution, administrative detention, or seizure of our products;
•customer notifications or repair, replacement or refunds;
•operating restrictions or partial suspension or total shutdown of production;
•delays in or refusal to grant our requests for future clearances, certifications or approvals (including foreign regulatory approvals) of new products, new intended uses, or modifications to existing products;
•withdrawals or suspensions of our current marketing authorizations, resulting in prohibitions on sales of our products;
•FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
•criminal prosecution.
Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations.

In addition, the FDA and foreign regulatory authorities may change their clearance or certification policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay clearance, certification or approval of our future products under development or impact our ability to modify our currently cleared or certified products on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new clearances, certifications or approvals, increase the costs of compliance or restrict our ability to maintain our clearances of our current products. For more information, see “—Regulatory reforms may impact our ability to develop and commercialize our products and services and technologies.”

Changes in and actual or perceived failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.

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

For example, the California Consumer Privacy Act (“CCPA”) creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data, imposes additional data protection obligations on covered businesses, including limitations on data uses, audit requirements, and opt outs for certain uses of data and creates a data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Additional Similar laws have been passed in other states and are continuing to be proposed at the state and the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Furthermore, the FTC also has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. According to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC and many state Attorneys General also continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. These consumer protection laws are increasingly being applied by FTC and state Attorneys General to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the General Data Protection Regulation ("GDPR") went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA, including in relation to use, collection, analysis, and transfer (including cross-border transfer) of such personal data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the

GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework ("DPF"), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement and the DPF as relevant to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

Since the beginning of 2021, after the end of the transition period following the UK’s departure from the European Union, we are also subject to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”), which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, regulatory investigations or enforcement actions, litigation (including class actions), damage our reputation, and adversely affect our business and results of operations.

Our relationships with customers, physicians and third-party payors may be subject, directly or indirectly, to federal, state and foreign healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners, or vendors violate these laws, we could face substantial penalties.

For any medical devices or other healthcare products and services we offer, our relationships with healthcare customers, physicians, and third-party payors may be subject, directly or indirectly, to federal, state and foreign healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. These laws may impact, among other things, our proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:
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

We anticipate that the government will continue to scrutinize the medical device industry closely, and any new regulations or statutory provisions could result in delays or increased costs during the periods of product development, clinical trials and regulatory review and marketing authorization or certification, as applicable, as well as increased costs to assure compliance. For instance, in December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment (“HTA”), amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

In addition, new environmental laws may further affect how we manufacture our products, how we use, generate or dispose of hazardous materials and waste, or further affect what materials can be used in our products. Any required changes to our operations may increase our manufacturing costs, detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. Moreover, certain laws, including regarding the remediation of hazardous materials, can impose liability regardless of fault or legality of actions, including the classification of materials at the time of disposal.

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
•regulatory or other governmental actions, and actions taken in response to those actions;
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
•conversion of our outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, “Convertible Preferred Stock”) and exercise of our outstanding warrants, and the resale of such shares into the market;
•additions and departures of key personnel;
•concerns or allegations as to the safety or efficacy of our products and services;

•sales of stock by us or members of our management team, our board of directors (the “Board”) or certain significant stockholders;
•changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally; and
•changes in financial markets or general economic conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, such as the ongoing wars between Russia and Ukraine and Israel and Hamas, acts of terrorism, and the COVID-19 pandemic or other public health crises.
These market and industry factors may materially reduce the market price of our common stock and warrants regardless of our operating performance.

Our failure to meet the NYSE’s continued listing requirements could result in a delisting of our common stock.

If we fail to satisfy the NYSE's continued listing requirements, the NYSE may take steps to delist our common stock. For example, in April 2023, we were notified by NYSE that we were not in compliance with Section 802.01B of the NYSE Listed Company Manual as the average global market capitalization of our common stock over a consecutive 30 trading-day period and, at the same time, our last reported stockholders’ equity were each less than $50 million. In May 2023, we submitted a business plan advising the NYSE of the definitive actions we had taken as of the date of that submission and were planning on taking in order to bring us into compliance with NYSE continued listing standards within 18 months of receipt of the NYSE Notification (the “Cure Period”). The plan was accepted by the NYSE in July 2023. There can be no assurance that we will be able to achieve the actions identified in our plan to regain compliance or that those actions will result in our market capitalization equaling or exceeding $50 million within the Cure Period. Even if we regain compliance, there can be no assurance that we will be able to maintain compliance with these or any other NYSE listing requirements.

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

Our directors, executive officers and holders of 5% or more of our capital stock and their respective affiliates beneficially own and/or have the right to acquire a significant amount of our common stock. As of March 1, 2024, these stockholders beneficially owned shares of our common stock and Convertible Preferred Stock that represented approximately 58.3% of the voting power of our capital stock. Among these holders is Eclipse Ventures LLC and its affiliates ("Eclipse"), which beneficially owns 40.6% of our common stock and may acquire additional shares of our common stock subject to provisions in warrants held by Eclipse that currently prevent Eclipse from acquiring shares of common stock that would result in their beneficial ownership exceeding 48.9%. Accordingly, these stockholders will be able to influence us through this ownership position. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. For as long as Eclipse holds a significant amount of our voting equity, it will be able to exert significant control over us. Eclipse may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions, which may result in those buyers subsequently being able to exert significant control over us.

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

We also expect to continue to carry out internal strategic initiatives that we believe are necessary to grow our revenues and expand our business, both in the U.S. and abroad. For example, we have continued to invest in international expansion programs designed to increase our worldwide presence and take advantage of market expansion opportunities around the world. We cannot be certain that such initiatives will yield favorable results for us. Accordingly, if these initiatives are not successful, our business, financial condition and results of operations could be adversely affected.

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

We are subject to a series of risks regarding climate change.

There are inherent climate-related risks wherever business is conducted. Certain of our facilities, as well as third-party infrastructure on which we rely, are located in areas that have experienced, and are projected to continue to experience, various meteorological phenomena or other catastrophic events that may disrupt our or our suppliers’ operations, cause damage or loss to facilities, result in additional costs or project delays, or otherwise adversely impact our business. Climate change may increase the frequency and/or intensity of such events. Climate change may also contribute to various chronic changes in the physical environment, such as changes in water levels or changes in ambient temperature or precipitation patterns, which may also impact our or our suppliers’ operations.

Concerns about climate change may also result in actions by various investors, consumers, regulators, or other stakeholders. For example, various policymakers, including the U.S. SEC and the State of California, have adopted (or are considering adopting) requirements for the disclosure of certain climate-related information, which may require additional costs for us to comply. Our suppliers may be subject to similar risks, which may indirectly impact us as well.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, under certain circumstances, our loan and security agreement preclude us from paying dividends, and the terms of our Convertible Preferred Stock preclude us from paying dividends without the consent of the holders of at least a majority of the outstanding shares of Convertible Preferred Stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

The redemption of our outstanding Convertible Preferred Stock may require us to make a significant cash payment.

At any time from and after February 17, 2028, the holders of at least a majority of our then outstanding shares of Series A Convertible Preferred Stock and, at any time from and after March 1, 2029, the holders of at least a majority of our then outstanding shares of Series B Convertible Preferred Stock may specify a date and time or the occurrence of an event by vote or written consent that all, and not less than all, of such outstanding shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, as applicable, will automatically be: (i) converted into shares of common stock at the conversion rate then in effect, (ii) subject to certain exceptions and limitations, redeemed for an amount per share of such applicable shares of Series A Preferred Stock or Series B

Preferred Stock equal to the liquidation preference of $1,000 per share plus all accrued or declared but unpaid dividends as of the redemption date and time or (iii) a combination of the foregoing.

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

Item 1B. Unresolved Staff Comments.
None

Item 1C. Cybersecurity.

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is designed and assessed to align with practices recommended by the National Institute of Standards and Technology (NIST) and the FDA, to help us identify, assess and manage cybersecurity risks relevant to our business. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our Quality Management system, our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include, but are not limited to the following:

•a framework for identifying, mitigating and responding to cybersecurity threats and vulnerabilities;

•cybersecurity management and support, including team members responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls, including benchmarking against NIST and FDA standards, and support customer data transfer;

•cybersecurity awareness training for employees;

•security tools in our system to monitor and detect cybersecurity threats;

•cyber liability insurance

•a cybersecurity incident response plan that includes how to respond to cybersecurity incidents; and

•a third-party risk management process, including contractual obligations, for service providers, suppliers and vendors who have access to our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see Part I. Item 1A "Risk Factors— Risks Related to Our Business and Operations— Our business and operations may suffer in the event of IT system failures, cyberattacks or deficiencies in our cybersecurity.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the "Committee") oversight of cybersecurity and other IT risks. The Committee oversees management’s implementation of our cybersecurity risk management program. Our Chief Technology Officer (CTO) and Chief Operating Officer are responsible for assessing and managing our material risks from cybersecurity threats, and provide the Audit Committee of the Board of Directors with quarterly updates on the performance of our program. The CTO regularly updates the full Board of Directors on information security matters and risk, including cybersecurity, as requested by the Committee. In addition, management updates the Committee, as necessary, regarding any significant cybersecurity incidents.

Our management team stays informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment. Our Company has also established a data security team, comprised of cross-functional team members to address cybersecurity threats and incidents and engage third-party consultants as needed to address these risks.
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

As a result of a transition to a primarily remote working environment during 2021, we entered into agreements to sub-lease its office space through July 31, 2024, but maintains the ability to re-occupy the space subsequent to the expiration of the sub-lease. We entered into an office lease in 2022 with approximately 7,600 square feet, suitable for our current needs. This newly leased space is utilized primarily for business meetings, research and development, engineering, quality and laboratory space.
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

On September 8, 2023, the Court ruled that while the Butala and Cherian cases were consolidated, there would be two distinct and separate classes to represent the Section 10(b) Claims and Section 14(a) Claims, respectively, and appointed lead plaintiffs and lead counsel for each class. Amended complaints were filed for each class on November 21, 2023, and then further amended in consolidated filings on December 22, 2023. The Company intends to vigorously defend itself against these claims and filed in response to each complaint, on February 9, 2024, its motions to dismiss the cases in response to these complaints, on behalf of itself and the named officers and directors.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market information for Common Stock

Our common stock is listed on the NYSE under the symbol “OWLT.”
Holders of Record

As of March 4, 2024, there were 86 holders of record. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy

We have never declared or paid dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business, and therefore do not expect to pay any dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness, including our current loan and security agreement. Additionally, the terms of our Convertible Preferred Stock preclude us from paying dividends without the consent of the holders of at least a majority of the outstanding shares of such applicable series of Convertible Preferred Stock. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Sales of Unregistered Equity Securities

Except as previously disclosed in our Current Report on Form 8-K filed with the SEC on February 21, 2023, there were no unregistered sales of equity securities for the year ended December 31, 2023.

Purchases of Equity Securities

We did not repurchase shares of our common stock during the three months ended December 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report (this "Report"). This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our results may differ materially from those currently described in the sections entitled "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" disclosed in this Report. Throughout this Item 7, unless otherwise noted, "we", "us", "our" and the "Company" refer to Owlet, Inc. and its consolidated subsidiaries.
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

Dream Sock De Novo Device Classification

Our Dream Sock received a de novo device classification from United States Food and Drug Administration (“FDA”) for a first-of-its kind, over-the-counter device for use in the home environment that provides a notification to the caregiver when an infant’s pulse rate and/or oxygen saturation moves outside of preset ranges (“Health Notifications”), displays the infant’s live pulse rate and oxygen saturation values and trends (“Live Health Readings”), and is intended for use in infants who are 1 to 18 months of age and between 6 and 30 pounds.

2023 Private Placement Financing

On February 17, 2023, the Company consummated a sale of newly issued Series A Convertible Preferred Stock ("Series A Preferred Stock") and warrants to purchase its common stock ("2023 Private Placement Warrants") involving participation from new and existing investors, for aggregate gross proceeds of $30.0 million.

Pursuant to the terms of the definitive agreements, Owlet issued shares of Series A Preferred Stock that are convertible into approximately 4.4 million shares of common stock. Each purchaser also received a warrant to purchase 180% of the number of shares of common stock into which their Series A preferred stock is convertible. The 2023 Private Placement Warrants have a per share exercise price of $4.66 and are exercisable by the holder at any time on or before February 17, 2028.

2024 Private Placement Financing

On February 29, 2024, the Company consummated a sale of newly issued Series B Convertible Preferred Stock ("Series B Preferred Stock") and warrants to purchase its common stock ("2024 Private Placement Warrants"), involving participation from existing investors, for aggregate gross proceeds of $9.3 million.

Pursuant to the terms of the definitive agreement, Owlet issued shares of Series B Preferred Stock that are convertible into approximately 1,199,351 shares of common stock. Each purchaser also received a warrant to purchase 150% of the number of shares of common stock into which their Series B Preferred Stock is convertible. The 2024 Private Placement Warrants have a per share exercise price of $7.7125 and are exercisable by the holder at any time on or before March 1, 2029.

NYSE Notification

In April 2023, we were notified by NYSE that we were not in compliance with Section 802.01B of the NYSE Listed Company Manual as the average global market capitalization of our common stock over a consecutive 30 trading-day period and, at the same time, our last reported stockholders’ equity were each less than $50 million (the "NYSE Notification"). In May 2023, we submitted a business plan advising the NYSE of the definitive actions we had taken as of the date of that submission and were planning on taking in order to bring us into compliance with NYSE continued listing standards within 18 months of receipt of the NYSE Notification. The plan was accepted by the NYSE in July 2023. See Part I, Item 1A. “Risk Factors—Our failure to meet the NYSE’s continued listing requirements could result in a delisting of our common stock” in this Report.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated in millions (note that amounts within this Item 7 shown in millions may not sum due to rounding):

	For the Years Ended December 31,
	2023	2022
Revenues	$54.0	$69.2
Cost of revenues	31.4	45.9
Gross profit	22.6	23.3
Operating expenses:
General and administrative	27.3	41.5
Sales and marketing	13.5	38.5
Research and development	10.3	27.9
Total operating expenses	51.2	107.9
Operating loss	(28.6)	(84.6)
Other income (expense):
Interest expense, net	(3.2)	(1.1)
Common stock warrant liability adjustment	(0.9)	6.3
Other income (expense), net	(0.1)	0.1
Total other income (expense), net	(4.3)	5.3
Loss before income tax provision	(32.9)	(79.3)
Income tax provision	0.0	0.0
Net loss and comprehensive loss	$(32.9)	$(79.3)

Revenues

	For the Years Ended December 31,		Change
(dollars in millions)	2023	2022	$	%
Revenues	$54.0	$69.2	$(15.2)	(22.0%)

Revenues decreased by $15.2 million, or 22.0%, from $69.2 million for the year ended December 31, 2022 to $54.0 million for the year ended December 31, 2023. The decrease was primarily due to lower sales of Owlet Sock products, impacted by retailers targeting lower inventory levels, reflecting macroeconomic conditions. The year ended December 31, 2022 included the initial launch of the Dream Sock product and included significant sell-in sales of the Dream Sock across all channel partners, which did not occur in 2023.

Cost of Revenues and Gross Profit

	For the Years Ended December 31,		Change
(dollars in millions)	2023	2022	$	%
Cost of revenues	$31.4	$45.9	$(14.5)	(31.5%)
Gross profit	$22.6	$23.3	$(0.7)	(3.1%)
Gross margin	41.8%	33.7%

Cost of revenues decreased by $14.5 million, or 31.5%, from $45.9 million for the year ended December 31, 2022 to $31.4 million for the year ended December 31, 2023. The decrease was primarily due to the decrease in product sales. Gross margin increased from 33.7% for the year ended December 31, 2022 to 41.8% for the year ended December 31, 2023 primarily due to lower product returns and lower direct product costs.

General and Administrative

	For the Years Ended December 31,		Change
(dollars in millions)	2023	2022	$	%
General and administrative	$27.3	$41.5	$(14.2)	(34.2%)

General and administrative expense decreased by $14.2 million, or 34.2%, from $41.5 million for the year ended December 31, 2022 to $27.3 million for the year ended December 31, 2023. The decrease was driven primarily by lower compensation expense, including stock-based compensation, from reduced general and administrative headcount as a result of the restructuring actions taken during the fiscal year 2022. Additionally, we took cost saving measures to reduce spend on consulting services.

Sales and Marketing

	For the Years Ended December 31,		Change
(dollars in millions)	2023	2022	$	%
Sales and marketing	$13.5	$38.5	$(25.0)	(64.9%)

Sales and marketing expense decreased by $25.0 million, or 64.9%, from $38.5 million for the year ended December 31, 2022 to $13.5 million for the year ended December 31, 2023. The decrease was driven by a decrease in all sales and marketing spend, including lower compensation expense from reduced sales and marketing headcount. Additionally, we reduced spend on digital advertising and retail channel marketing spend.

Research and Development

	For the Years Ended December 31,		Change
(dollars in millions)	2023	2022	$	%
Research and development	$10.3	$27.9	$(17.5)	(62.9%)

Research and development expense decreased by $17.5 million, or 62.9%, from $27.9 million for the year ended December 31, 2022 to $10.3 million for the year ended December 31, 2023. These decreases were primarily driven by lower compensation expense from reduced research and development headcount. Additionally, the Company took cost saving measures to reduce spend on consulting services.

Other Income (Expense)

	For the Years Ended December 31,		Change
(dollars in millions)	2023	2022	$	%
Interest expense, net	$(3.2)	$(1.1)	$(2.1)	189.0%
Common stock warrant liability adjustment	$(0.9)	$6.3	$(7.3)	(114.6%)
Other income (expense), net	$(0.1)	$0.1	$(0.2)	(282.3%)

Interest expense increased by $2.1 million, from $1.1 million for the year ended December 31, 2022 to $3.2 million for the year ended December 31, 2023. As described in Note 7, Commitments and Contingencies to the consolidated financial statements included elsewhere in this Report, we entered into an agreement with a significant vendor to pay $3.0 million of interest over 36 months with respect to past due payables. The present value of the future payments was expensed and included within interest expense, net on the consolidated statements of operations for the year ended December 31, 2023.

For the year ended December 31, 2023, we recognized a loss of $0.9 as compared to a gain of $6.3 million for the same period in the prior year resulting from an increase in the fair value of common stock warrants outstanding.

Liquidity and Capital Resources

We have historically funded our operations primarily with proceeds from issuances of our convertible preferred stock, issuances of our common stock, borrowings under our loan facilities, issuances of convertible promissory notes, and sales of our products and services. In connection with the Merger, we raised $133.9 million net proceeds, which combined with the sale of products and services funded our operations from the date of the Merger through the year ended December 31, 2022. As of December 31, 2023, we had cash and cash equivalents of $16.6 million.

On February 17, 2023 we entered into private placement investment agreements with certain investors, pursuant to which we issued and sold to the investors (i) an aggregate of 30,000 shares of the Company’s Series A convertible preferred stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 7,871,712 shares of our common stock, par value $0.0001 per share (“February 2023 Warrants”) for an aggregate purchase price of $30.0 million.

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

Subject to certain exceptions, upon the occurrence of a fundamental change, voluntary or involuntary liquidation, dissolution or winding-up of the Company, we will be required to pay an amount per share of Series A Preferred

Stock equal to the greater of (i) one thousand dollars per share or (ii) the consideration per share of Series A Preferred Stock as would have been payable had all such shares been converted to common stock immediately prior to the liquidation event, plus, in each case, the aggregate amount of all declared but unpaid dividends thereon to the date of final distribution to the holders of Series A Preferred Stock.

Each of the February 2023 Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $4.66 per share, is immediately exercisable, and will expire on February 17, 2028. None of the warrants have been exercised as of December 31, 2023. As the February 2023 Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $26.1 million. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $3.9 million allocated to the Series A convertible preferred stock. The Series A convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend.

We incurred $2.0 million of issuance costs related to the offering, of which $1.5 million were paid as of December 31, 2023. Issuance costs allocated to the preferred stock of $0.3 million were recorded as a reduction to the Series A preferred stock. Issuance costs allocated to the liability classified warrants of $1.7 million were recorded as an expense within general and administrative expenses.

On February 25, 2024 we entered into a private placement investment agreement with certain investors, pursuant to which we issued and sold to the investors (i) an aggregate of 9,250 shares of the Company’s Series B convertible preferred stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 1,799,021 shares of our common stock, par value $0.0001 per share (the “February 2024 Warrants”), for an aggregate purchase price of $9.25 million.

The Series B convertible preferred stock is convertible into common stock at the option of the holder at any time after February 29, 2024 and ranks, with respect to dividend rights, rights of redemption and rights upon a liquidation event, (i) equal to the Company’s Series A convertible preferred stock, (ii) senior to the common stock and all other classes or series of equity securities of the Company established after February 29, 2024, unless such shares or equity securities expressly provide that they rank in parity with or senior to the Series B convertible preferred stock with respect to dividend rights, rights of redemption or rights upon a liquidation event, (iii) on parity with each class or series of equity securities of the Company established after the February 29, 2024, the terms of which expressly provide that it ranks on parity with the Series B convertible preferred stock with respect to dividend rights, rights of redemption and rights upon a liquidation event and (iv) junior to each class or series of equity securities of the Company established after February 29, 2024, the terms of which expressly provide that it ranks senior to the Series B convertible preferred stock with respect to dividend rights, rights of redemption and rights upon a liquidation event. Except as otherwise provided in the certificate of designation relating to the Series B convertible preferred stock or as required by law, holders of shares of Series B convertible preferred stock are entitled to vote with the holders of shares of common stock (and any other class or series that may similarly be entitled to vote with the holders of common stock) on an as-converted to common stock basis at any annual or special meeting of stockholders of the Company, and not as a separate class.

At any time from and after March 1, 2029, the holders of at least a majority of the then outstanding shares of Series B convertible preferred stock may specify a date and time or the occurrence of an event by vote or written consent that all, and not less than all, of the outstanding shares of Series B preferred stock will automatically be: (i) converted into shares of common stock at a conversion rate of 129.6596 per share, (ii) subject to certain exceptions and limitations, redeemed for an amount per share of Series B preferred stock equal to the liquidation preference of one thousand dollars per share, plus all accrued or declared but unpaid dividends as of the redemption date and time or (iii) a combination of the foregoing.

Subject to certain exceptions, upon the occurrence of a fundamental change, voluntary or involuntary liquidation, dissolution or winding-up of the Company, we will be required to pay an amount per share of Series B Preferred Stock equal to the greater of (i) one thousand dollars per share or (ii) the consideration per share of Series B Preferred Stock as would have been payable had all such shares been converted to common stock immediately prior to the liquidation event, plus, in each case, the aggregate amount of all declared but unpaid dividends thereon to the date of final distribution to the holders of Series B Preferred Stock.

Each of the February 2024 Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $7.7125 per share, is immediately exercisable, and will expire on March 1, 2029. None of the warrants have been exercised as of the filing of this Annual Report on Form 10-K.

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

Since inception, we have experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $255.7 million as of December 31, 2023. During the years ended December 31, 2023 and 2022, we had negative cash flows from operations of $23.5 million and $81.4 million, respectively. As of December 31, 2023, we had $16.6 million of cash on hand.

Year over year declines in revenue, recurring operating losses, negative cash flows from operations since inception, and a low cash balance relative to current debt obligations raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As we continue to address these financial conditions, management has undertaken the following actions:

•As described further in Note 9, on February 17, 2023, we consummated a sale of preferred stock and warrants to purchase our common stock for aggregate gross proceeds of $30.0 million. More recently, as described further in Note 14, on February 29, 2024, we consummated a sale of preferred stock and warrants to purchase our common stock for aggregate gross proceeds of $9.3 million.

•As described in Note 6, we have entered into amendments to our financing arrangement with SVB, which, among other revisions, (i) deferred certain payments of principal by the Company until September 1, 2023, (ii) deferred the maturity of the revolving line of credit (the "SVB Revolver") from April 22, 2024 to December 31, 2024, (iii) had SVB waive certain stated events of default, (iv) expanded the eligibility of inventory and accounts that the Company can borrow against, and (v) modified certain financial covenants required of the Company.

•During the year ended December 31, 2022, we undertook restructuring actions, which significantly reduced employee headcount and reduced operating spend. This included the reduction of consulting and outside services, the reduction of marketing programs, and the prioritization of and sequencing of research and development projects. We recognized $1.4 million of restructuring charges within operating expenses on the consolidated statements of operations for the year ended December 31, 2022. The restructuring charges consisted primarily of severance expense and related employee benefits, most of which was paid during the year.

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

On November 13, 2023, we entered into a waiver and third amendment to the November 2022 LSA (the "November 2023 Amendment" and together with the November 2022 LSA, the March 2023 Amendment, and the August 2023 Amendment, the "LSA") with SVB to, among other things, waive our violation of the adjusted EBITDA covenant for the three months ended September 30, 2023, and to revise the adjusted EBITDA requirements for future periods.

As of December 31, 2023, we were in violation of our adjusted EBITDA requirement. On March 8, 2024, we entered into a waiver and fourth amendment to the November 2022 LSA (the "March 2024 Amendment" and together with the November 2022 LSA, the March 2023 Amendment, the August 2023 Amendment, and the November 2023 Amendment, the "LSA") with SVB, which, among other revisions, (i) deferred the maturity of the revolving line of credit (the "SVB Revolver") from April 22, 2024 to December 31, 2024, (ii) had SVB waive certain stated events of default, (iii) expanded the eligibility of inventory and accounts that we can borrow against, and (iv) modified certain financial covenants required of the Company.

Line of Credit

The LSA provides for a $10.0 million revolving line of credit (the “SVB Revolver”) as of December 31, 2023. The SVB Revolver is an asset-based lending facility subject to borrowing base availability, which is limited by specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be impacted based upon the period’s eligible accounts receivable and eligible inventory and may be significantly lower than the full $10.0 million line of credit. As of December 31, 2023, borrowing base availability was $9.3 million.

The SVB Revolver facility matures and terminates on April 22, 2024. As of December 31, 2023, the SVB Revolver bore interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) 5.00% and (ii) the prime rate plus the prime rate margin, which is 2.25%. As of December 31, 2023 there was $9.3 million of outstanding borrowings under the SVB Revolver.

Term Loan

The LSA also provided for an $8.5 million term loan (the “Term Loan”), replacing the term loans made under the previous agreement, of which $5.0 million was outstanding as of December 31, 2023. The Term Loan amortizes with equal monthly installments of $0.5 million and matures on October 1, 2024.

The Term Loan accrues interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) five and three-quarters percent (5.75%) and (ii) the prime rate plus a prime rate margin of 3.50%, and such interest is payable (a) monthly in arrears, (b) on each prepayment date and (c) on the Term Loan Maturity Date. All outstanding principal and accrued and unpaid interest and all other Term Loan-related outstanding obligations shall become due and payable in full on the Term Loan maturity date.

We believe that the fair value of the Term Loan approximates the recorded amount as of December 31, 2023 and 2022, as the interest rates on the long-term debt are variable and the rates are based on market interest rates (bank's prime rate) after consideration of default and credit risk (using Level 2 inputs).

Financed Insurance Premium

In July 2023, we renewed our corporate directors & officers and employment liability policies and entered into a new short-term commercial premium finance agreement with First Insurance Funding totaling $0.9 million to be paid in eleven equal monthly payments, accruing interest at a rate of 8.29% (the "Financed Insurance Premium").

Cash Flows

The following table summarizes our cash flow (in millions):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(23.5)	$(81.4)
Net cash used in investing activities	(0.1)	(1.6)
Net cash provided by financing activities	28.9	(0.9)
Net change in cash and cash equivalents	$5.3	$(83.8)

Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was $23.5 million as compared to net cash used in operating activities of $81.4 million in the prior year. The change in operating cash flows was primarily driven by a lower net loss and lower working capital usage. Lower working capital usage was driven by decreases in accounts receivable and inventory levels, as compared to increases in the prior year. The decrease in accounts receivable and inventory levels resulted from our focus on improving our cash conversion cycle for the year ended December 31, 2023. These were partially offset by a larger decrease in accounts payable and accrued and other expenses as compared to the prior year, as we used proceeds from the February 2023 preferred stock issuance to pay down a significant amount of our current liabilities during the year ended December 31, 2023.

Investing Activities

For the year ended December 31, 2023, net cash used in investing activities decreased to $0.1 million from $1.6 million for the year ended December 31, 2022. The decrease in cash used for investing activities is primarily related to the prioritization of research and development projects in correlation with the restructuring actions taken during the fiscal year 2022.

Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was $28.9 million as compared to cash used in financing activities of $0.9 million for the year ended December 31, 2022, primarily driven by the private placement offering of shares of preferred stock in February 2023, partially offset by debt payments.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition as they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. For a summary of our significant accounting policies, estimates, and methods used in the preparation of the consolidated financial statements, see Part II. Item 8. "Financial Statements and Supplementary Data” - Note 2.

The accounting policies and estimates described below are those we consider most critical in preparing its consolidated financial statements because they require management to make subjective and complex judgments about matters that are inherently uncertain. Actual results may differ from these estimates under different assumptions or conditions.

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

In evaluating the ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined to not be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such a determination is made. As of December 31, 2023 and December 31, 2022, we recorded a full valuation allowance on our deferred tax assets.

Uncertain tax positions are recorded when it is more likely than not that a given tax position would not be sustained upon examination by taxing authorities. Based on positions taken in our tax filings, we concluded that there are no significant uncertain tax positions requiring disclosure as of December 31, 2023 and December 31, 2022, and that there are no material amounts of unrecognized tax benefits. Our policy for recording interest and penalties related to income taxes, including uncertain tax positions, is to record such items as a component of the provision for income taxes.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a "smaller reporting company" as defined in Item 10(f)(1) of Regulation S-K and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Owlet, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Owlet, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
March 8, 2024
We have served as the Company’s auditor since 2020.

Owlet, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

Assets	December 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$16,557	$11,231
Accounts receivable, net	13,973	15,958
Inventory	6,493	18,515
Prepaid expenses and other current assets	2,921	5,558
Total current assets	39,944	51,262
Property and equipment, net	377	1,108
Right of use assets, net	937	2,260
Intangible assets, net	2,210	2,279
Other assets	655	1,195
Total assets	$44,123	$58,104
Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$13,679	$30,432
Accrued and other expenses	15,051	19,984
Current portion of deferred revenues	1,166	1,148
Line of credit	9,250	4,685
Current portion of long-term debt	5,944	10,353
Total current liabilities	45,090	66,602
Noncurrent lease liability	22	1,162
Common stock warrant liabilities	27,781	724
Other long-term liabilities	906	251
Total liabilities	73,799	68,739
Commitments and contingencies (Note 7)
Series A convertible preferred stock, 0.0001 par value, 10,741,071 shares authorized as of December 31, 2023 and December 31, 2022; 28,628 and 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively (liquidation preference of $28,628)	7,855	—
Stockholders’ deficit:
Common stock, $0.0001 par value, 107,142,857 shares authorized as of December 31, 2023 and December 31, 2022; 8,797,456 and 8,242,009 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	1	1
Additional paid-in capital	218,127	212,122
Accumulated deficit	(255,659)	(222,758)
Total stockholders’ deficit	(37,531)	(10,635)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$44,123	$58,104

The accompanying notes are an integral part of these consolidated financial statements.

Owlet, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2023	2022
Revenues	$54,010	$69,202
Cost of revenues	31,423	45,889
Gross profit	22,587	23,313
Operating expenses:
General and administrative	27,343	41,547
Sales and marketing	13,527	38,489
Research and development	10,349	27,896
Total operating expenses	51,219	107,932
Operating loss	(28,632)	(84,619)
Other income (expense):
Interest expense, net	(3,191)	(1,104)
Common stock warrant liability adjustment	(924)	6,337
Other income (expense), net	(144)	79
Total other income (expense), net	(4,259)	5,312
Loss before income tax provision	(32,891)	(79,307)
Income tax provision	(10)	(29)
Net loss and comprehensive loss	$(32,901)	$(79,336)
Accretion on Series A convertible preferred stock	(4,591)	—
Net loss attributable to common stockholders	$(37,492)	$(79,336)
Net loss per share attributable to common stockholders, basic and diluted	$(4.53)	$(9.98)
Weighted average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	8,276,481	7,950,757
The accompanying notes are an integral part of these consolidated financial statements.

Owlet, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2021	—	—	8,071,183	$1	$198,612	$(143,422)	$55,191
Issuance of common stock upon exercise of stock options	—	—	58,337	—	259	—	259
Issuance of common stock for restricted stock units vesting	—	—	94,552	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	17,937	—	359	—	359
Stock-based compensation	—	—	—	—	12,892	—	12,892
Net loss	—	—	—	—	—	(79,336)	(79,336)
Balance as of December 31, 2022	—	—	8,242,009	$1	$212,122	$(222,758)	$(10,635)
Issuance of Series A convertible preferred stock	30,000	3,867	—	—	—	—	—
Preferred stock issuance costs	—	(253)	—	—		—	—
Accretion on Series A convertible preferred stock	—	4,591	—	—	(4,591)	—	(4,591)
Conversion of preferred stock	(1,372)	(350)	200,000	—	350	—	350
Issuance of SVB Warrants (Note 6)	—	—	—	—	43	—	43
Issuance of common stock upon exercise of stock options	—	—	18,054	—	55	—	55
Issuance of common stock for restricted stock units vesting	—	—	294,119	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	43,274	—	215	—	215
Stock-based compensation	—	—	—	—	9,933	—	9,933
Net loss	—	—	—	—	—	(32,901)	(32,901)
Balance as of December 31, 2023	28,628	7,855	8,797,456	$1	$218,127	$(255,659)	$(37,531)

Owlet, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(32,901)	$(79,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	842	1,418
Share-based compensation	9,933	12,856
Credit loss expense	1,020	3,014
Common stock warrant liability adjustment	924	(6,337)
Amortization of right of use assets	1,369	1,253
Other adjustments, net	109	953
Changes in assets and liabilities:
Accounts receivable	965	(8,504)
Prepaid expenses and other assets	3,177	6,226
Inventory	12,118	(1,181)
Accounts payable and accrued and other expenses	(19,503)	(10,720)
Other, net	(1,580)	(1,022)
Net cash used in operating activities	(23,527)	(81,380)
Cash flows from investing activities
Purchase of property and equipment	(16)	(636)
Purchase of intangible assets	(43)	(929)
Net cash used in investing activities	(59)	(1,565)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of $1,513 of paid transaction costs	28,487	—
Proceeds from short-term borrowings	99,988	44,530
Payments of short-term borrowings	(96,832)	(40,026)
Proceeds from long-term borrowings	500	—
Payments of long-term borrowings	(3,500)	(6,000)
Other, net	269	618
Net cash provided by (used in) financing activities	28,912	(878)
Net change in cash and cash equivalents	5,326	(83,823)
Cash and cash equivalents at beginning of period	11,231	95,054
Cash and cash equivalents at end of period	$16,557	$11,231
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,876	$1,075
Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock to common stock	$350	$—
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

There was no net effect on total stockholders' equity, and the par value per share of our common stock remains unchanged at $0.0001 per share after the Reverse Stock Split. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted for all periods presented to reflect the applicable effects of the Reverse Stock Split and the reduction in the number of authorized shares of common stock and preferred stock effected by the Charter Amendment.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Key management estimates include those related to revenue recognition (including standalone selling price, usage period of hardware products sold, sales incentives, product returns and implied post contract support and service), allowances for doubtful accounts, write-downs for obsolete or slow-moving inventory, useful lives for property and equipment, impairment assessments for long-lived tangible and intangible assets, warranty obligations, valuation allowances for net deferred income tax assets, uncertain tax positions, and valuation of warrants and stock-based compensation.

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

Since inception, the Company has experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $255,659 as of December 31, 2023. During the years ended December 31, 2023 and 2022, we had negative cash flows from operations of $23,527 and $81,380, respectively. As of December 31, 2023, we had $16,557 of cash on hand.

Year over year declines in revenue, recurring operating losses, negative cash flows from operations since inception, and a low cash balance relative to current debt obligations raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As the Company continues to address these financial conditions, management has undertaken the following actions:

•As described further in Note 9, on February 17, 2023, the Company consummated a sale of preferred stock and warrants to purchase its common stock for aggregate gross proceeds of $30,000. As described further in Note 14, on February 29, 2024, the Company consummated a sale of preferred stock and warrants to purchase its common stock for aggregate gross proceeds of $9,250.

•As described in Note 6, the Company has entered into amendments to its financing arrangement with SVB, which, among other revisions, (i) deferred certain payments of principal by the Company until September 1, 2023, (ii) deferred the maturity of the revolving line of credit from April 22, 2024 to December 31, 2024, (iii) had SVB waive certain stated events of default, (iv) expanded the eligibility of inventory and accounts that the Company can borrow against, and (v) modified certain financial covenants required of the Company.

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

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of December 31, 2023, substantially all of the Company's cash was held with Silicon Valley Bank and Citibank, and exceeded federally insured limits. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. On March 12, 2023, the Secretary of the Treasury, the chair of the Federal Reserve Board and the chairman of the FDIC released a joint statement related to the FDIC's resolution of the Silicon Valley Bank receivership, which provided that all depositors would have access to all their money starting March 13, 2023. As of the issuance date of these financial statements, all cash deposited by the Company with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company, has been accessible by the Company.
Note 2. Summary of Significant Accounting Policies and Recent Accounting Guidance

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consist of money market funds.

Accounts Receivable

The Company records its accounts receivable at sales value and maintains an allowance for its current estimate of expected credit losses. Provisions for expected credit losses are estimated based on historical experience, assessment of specific risk, review of outstanding invoices, and forecasts about the future. The Company establishes specific reserves for customers in an adverse financial condition and adjusts for its expectations of changes in conditions that may impact the collectability of outstanding receivable.

Inventory

Inventory includes material and third-party assembly costs. Inventory is recorded at the lower of cost or net realizable value, with cost being determined using the weighted average cost method. The Company reviews inventory for excess supply, obsolescence, and valuations above estimated realizable amounts, and writes down inventory to net realizable value when net realizable value does not exceed cost. Substantially all of the Company's inventory consisted of finished goods as of December 31, 2023 and 2022.

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

Intangible Assets Subject to Amortization

Intangible assets subject to amortization consist of patents, trademarks, and software development costs and are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. Intangible assets were $2,210, net of accumulated amortization of $280 as of December 31, 2023 and $2,279, net of accumulated amortization of $206, as of December 31, 2022. Patents and trademarks are amortized over ten years using the straight-line method.

The Company’s software development costs relate to applications to be provided to its customers as part of the integrated hardware and application experience and are expensed as incurred until the preliminary project stage has been completed and application development begins. The Company discontinues capitalization upon entering the post-implementation stage and expenses ongoing maintenance and support costs. Capitalized software development costs were $1,873 as of December 31, 2023 and 2022. The Company's internally developed software capitalized within intangible assets on the balance sheet is still in development and not ready for general release. As such, the Company has not recognized any amortization for the years ended December 31, 2023 and 2022. The Company did not recognize any impairment charges for intangible assets during the year ended December 31, 2023. The Company recognized $41 of impairment charges during the year ended December 31, 2022 to fully impair content-related intangible assets no longer in use.

Leases

The Company leases its office space and certain equipment under operating leases. As described in Note 5, the Company adopted the new lease accounting standard on January 1, 2022 using the modified retrospective transition method. For leases that contain rent escalation or rent concession provisions, under both methods the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease. For periods ending prior to January 1, 2022, the Company recorded the difference between the rent paid and the straight-line rent as a deferred rent liability in the consolidated balance sheets. Balance sheets for all dates after January 1, 2022 reflect right of use ("ROU") assets and lease liabilities, as more fully described in Note 4.

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

Marketing and Advertising

Marketing and advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. Marketing and advertising expenses were $6,670 and $26,226 for the years ended December 31, 2023 and December 31, 2022, respectively.
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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-operating gain or loss in the consolidated statements of operations and comprehensive loss. Refer to Note 10 for further discussion on fair value considerations.

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

The Company believes that it has appropriate support for the income tax positions taken on its tax returns, and that its accruals for tax liabilities are adequate for all open tax years, which include 2014 through 2023, based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter. Uncertain tax positions are recorded when it is more likely than not that a given tax position would not be sustained upon examination by taxing authorities. The Company’s policy for recording interest and penalties related to income taxes, including uncertain tax positions, is to record such items as a component of the provision for income taxes. The Company files income tax returns in the U.S. federal jurisdiction and certain state and local jurisdictions.

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

In June 2016, the Financing Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since released various amendments including ASU No. 2019-04 and ASU No. 2022-02. The guidance modifies the measurement of expected credit losses on certain financial instruments. The Company adopted ASU 2016-13 on January 1, 2023. The impact of adoption was immaterial.

Recently Issued Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The expanded annual disclosures are effective for our year ending December 31, 2024, and the expanded interim disclosures are effective in 2025 and will be applied retrospectively to all prior periods presented. Early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and whether we will apply the standard prospectively or retrospectively.

Note 3. Certain Balance Sheet Accounts

Property and Equipment, net

Property and equipment consisted of the following as of:

	December 31, 2023	December 31, 2022
Tooling and manufacturing equipment	$2,632	$2,731
Furniture and fixtures	639	639
Computer equipment	348	660
Software	106	106
Leasehold improvements	35	29
Total property and equipment	3,760	4,165
Less accumulated depreciation and amortization	(3,383)	(3,057)
Property and equipment, net	$377	$1,108

Depreciation and amortization expense on property and equipment was $765 and $1,264 for the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, the Company allocated $473 and $807, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment and software to cost of revenues.

Allowance for Credit Losses

The following table summarizes the Company's allowance for credit losses for the years ended December 31, 2023 and 2022:

Allowance for credit losses:	Beginning Balance	Charges to Expense	Charges to Revenue	Write-offs	Ending Balance
Year ended December 31, 2022	$403	3,014	(63)	(341)	$3,013
Year ended December 31, 2023	$3,013	1,020	(29)	(682)	$3,322

Accrued and Other Expenses

Accrued and other expenses included accrued sales returns of $2,919 and $6,756 as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2022, $4,958 of the accrued sales returns was attributable to returns resulting from the FDA Warning Letter.

Changes in accrued warranty were as follows:

	For the Year Ended December 31,
	2023	2022
Accrued warranty, beginning of period	$712	$661
Provision for warranties issued during the period	574	526
Settlements of warranty claims during the period	(504)	(475)
Accrued warranty, end of period	$782	$712

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

Leases are determined at inception by assessing whether the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Owlet's leases primarily consist of leases for corporate offices and have remaining lease terms of approximately 1 year, with options for renewal. Renewal and termination options have not been included in the lease terms, as it is not reasonably certain that such options will be exercised. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Owlet uses its incremental borrowing rate, based on the information available at the lease commencement date, to determine the present value of lease payments. There were no finance leases as of adoption or during the year ended December 31, 2023.

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

The following table summarizes the Company's right-of-use assets, liabilities, and other information about our leases:

	December 31, 2023	December 31, 2022
Right of use assets, net	$937	$2,260

Accrued and other expenses	$1,169	$2,105
Noncurrent lease liabilities	22	1,162
Total lease liabilities, net	$1,191	$3,267

Weighted average remaining lease term	0.7 years	1.7 years

Weighted average discount rate	6.3%	6.3%
Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs were $1,537 and $1,492 for the year ended December 31, 2023 and 2022, respectively, which included immaterial amounts related to short-term and variable lease costs.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$2,257	$1,231
Right of use assets obtained in exchange for new operating lease liabilities	$45	$530

The following table shows the future maturities of lease liabilities for leases in effect as of December 31, 2023:

Years Ending December 31,	Lease Liabilities
2024	1,197
2025	22
Total lease payments	1,219
Less: imputed interest	(28)
Total	$1,191

As of December 31, 2023, the Company had three sublease arrangements which are noncancellable and have remaining lease terms of less than 1 year. These subleases do not contain any options to renew or terminate the sublease agreement. Expected future sublease receipts as of December 31, 2023 were $726, all of which is expected to be received in 2024. The Company recognized sublease income of $1,292 and $975 for the years ended December 31, 2023 and 2022, respectively.
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

Changes in the total deferred revenues balance were as follows:

	For the Year Ended December 31,
	2023	2022
Beginning balance	$1,386	$1,235
Deferral of revenues	1,918	2,584
Recognition of deferred revenues	(2,002)	(2,433)
Ending balance	$1,302	$1,386

The Company recognized $1,169 and $1,050 of revenue during the years ended December 31, 2023 and 2022, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

Note 6. Long-Term Debt and Other Financing Arrangements

The following is a summary of the Company’s long-term indebtedness as of:

	December 31, 2023	December 31, 2022
Term loan payable to SVB, maturing on October 1, 2024	$5,000	$8,000
Financed insurance premium	944	2,353
Total debt	5,944	10,353
Less: current portion	(5,944)	(10,353)
Total long-term debt, net	$—	$—

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

In connection with the March 2023 Amendment, the Company granted SVB a warrant to purchase 10,714 shares of the Company's common stock at a price of $5.32 per share, expiring on March 27, 2035 (the "SVB Warrants"). The warrant was valued at $43 and is classified as equity and included within additional paid-in capital on the consolidated balance sheet. See Note 9, Convertible Preferred Stock, Warrants, and Earnout Shares for a summary of all common stock warrants currently outstanding.

On August 10, 2023, the Company entered into the second amendment to the November 2022 LSA with SVB (the “August 2023 Amendment”) that clarified the calculation of the financial covenants under the agreement.

On November 13, 2023, the Company entered into a waiver and third amendment to the November 2022 LSA (the "November 2023 Amendment" and together with the November 2022 LSA, the March 2023 Amendment, and the August 2023 Amendment, the "LSA") with SVB to, among other things, waive the Company's violation of the adjusted EBITDA covenant for the three months ended September 30, 2023, and to revise the adjusted EBITDA requirements for future periods.

As of December 31, 2023, the Company was in violation of its adjusted EBITDA requirement. On March 8, 2024, the Company entered into a waiver and fourth amendment to the November 2022 LSA (the "March 2024 Amendment" and together with the November 2022 LSA, the March 2023 Amendment, the August 2023 Amendment, and the November 2023 Amendment, the "LSA") with SVB, which, among other revisions, (i) deferred the maturity of the revolving line of credit (the "SVB Revolver") from April 22, 2024 to December 31, 2024, (ii) had SVB waive certain stated events of default, (iii) expanded the eligibility of inventory and accounts that the Company can borrow against, and (iv) modified certain financial covenants required of the Company.

Line of Credit

The LSA provides for a $10,000 revolving line of credit as of December 31, 2023. The SVB Revolver is an asset-based lending facility subject to borrowing base availability, which is limited by specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be impacted based upon the period’s eligible accounts receivable and eligible inventory and may be significantly lower than the full $10,000 line of credit. As of December 31, 2023, borrowing base availability was $9,288.

The SVB Revolver facility matures and terminates on April 22, 2024. As of December 31, 2023, the SVB Revolver bore interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) 5.00% and (ii) the prime rate plus the prime rate margin, which is 2.25%, as defined by the LSA. As of December 31, 2023 there was $9,250 of outstanding borrowings under the SVB Revolver.

Term Loan

The LSA also provided for an $8,500 term loan (the “Term Loan”), replacing the term loans made under the previous agreement, of which $5,000 was outstanding as of December 31, 2023. The Term Loan amortizes with equal monthly installments of $500 and matures on October 1, 2024.

The Term Loan accrues interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) five and three-quarters percent (5.75%) and (ii) the prime rate plus a prime rate margin of 3.50%, and such interest is payable (a) monthly in arrears, (b) on each prepayment date and (c) on the Term Loan Maturity Date. All outstanding principal and accrued and unpaid interest and all other Term Loan-related outstanding obligations shall become due and payable in full on the Term Loan maturity date.

The Company believes that the fair value of the Term Loan approximates the recorded amount as of December 31, 2023 and 2022, as the interest rates on the long-term debt are variable and the rates are based on market interest rates (bank's prime rate) after consideration of default and credit risk (using Level 2 inputs).

Fees and Other Terms

Fees payable under the LSA include potential prepayment fees on the Term Loan between 1.00% to 2.50% on the outstanding principal, a termination fee on the SVB Revolver between 2.00% to 2.50%, an unused line of credit facility fee equal to two-tenths percent (0.20%) per annum of the average unused portion of the SVB Revolver, and a final payment fee equal to $450 due on the earlier of full repayment of the Term Loan or termination of the LSA.

Other terms of the LSA include i) liquidity threshold covenant greater than $15,000 at all times and (ii) certain minimum adjusted EBITDA covenants that are measured quarterly for fiscal quarters through December 31, 2023.

Financed Insurance Premium

In July 2023, the Company renewed its corporate directors & officers and employment liability policies and entered into a new short-term commercial premium finance agreement with First Insurance Funding totaling $927 to be paid in eleven equal monthly payments, accruing interest at a rate of 8.29% (the "Financed Insurance Premium").

Future Aggregate Maturities

As of December 31, 2023, future aggregate maturities of Term Notes and Financed Insurance Premium payables were as follows:

Years Ending December 31,	Amount
2024	5,944
Total	$5,944
Note 7.    Commitments and Contingencies

Purchase and Other Obligations

The Company entered into a services and license agreement for cloud platform services in June 2021. The Company has a purchase obligation of $5,000 to be paid over a 36-month period beginning in June 2021.

In February 2023, the Company entered into an agreement with a significant vendor to pay $3,000 of interest over 36 months with respect to past due payables. The present value of the future payments was expensed and included within interest expense, net on the consolidated statements of operations for the year ended December 31, 2023. In January 2024, the agreement was amended and the schedule of interest payments was modified from 36 months to 28 months. The amount of interest payable was unchanged.

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

On September 8, 2023, the Court ruled that while the Butala and Cherian cases were consolidated, there would be two distinct and separate classes to represent the Section 10(b) Claims and Section 14(a) Claims, respectively, and appointed lead plaintiffs and lead counsel for each class. Amended complaints were filed for each class on November 21, 2023, and then further amended in consolidated filings on December 22, 2023. The Company intends to vigorously defend itself against these claims and filed in response to each complaint, on February 9, 2024, its motions to dismiss the cases in response to these complaints, on behalf of itself and the named officers and directors.

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

Note 8.    Share-based Compensation

2021 Incentive Award Plan

Effective February 12, 2021, the Board of Directors approved the adoption of the 2021 Incentive Award Plan (the "2021 Plan") as a successor to the 2014 Equity Incentive Plan (the "2014 Plan"), which permits the Company to grant options, stock appreciation rights, restricted stock, restricted stock units, performance bonus, performance stock unit, dividend equivalents, or other stock or cash based awards to employees, directors, or consultants. Shares remaining for issuance, forfeited, expired, or other manner available to issue under terms of the 2014 Plan roll over to and become available for awards under the 2021 Incentive Award Plan. As of December 31, 2023, 2,592,830 shares were authorized for issuance under the 2021 Plan. In addition, the shares authorized for the 2021 Plan may be increased on an annual basis beginning January 1, 2022, in an amount equal to 5% of the outstanding common stock on the last day of the immediately preceding fiscal year for a period of 10 years.

As of December 31, 2023, a total of 2,531,001 shares of common stock are reserved for issuance and 532,332 shares are available for future grants under the 2021 Plan.

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

Stock Options

The following is a summary of stock option information and weighted average exercise prices:

	2023		2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1	598,155	$24.35	739,762	$26.15
Granted(1)	136,326	4.21	5,707	25.62
Exercised	(18,054)	3.12	(58,337)	4.42
Canceled(1)	(253,010)	30.26	(79,732)	52.46
Expired	(249)	4.06	(9,245)	60.76
Outstanding at December 31	463,168	16.03	598,155	24.35
Exercisable at December 31	440,324	$15.19	524,974	$20.34
(1) Includes 136,326 stock options repriced in September 2023, accounted for as a modification. Stock-based compensation related to the incremental fair value of repriced options was immaterial.

The grant date fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions for grants presented on a weighted average basis are as follows:

	Year Ended December 31,
	2023	2022
Expected volatility	47.6%	68.2%
Risk-free rate	4.2%	2.0%
Expected term in years	4.7	6.1
Dividend yield	—%	—%

Stock-based compensation expense related to options was $1,199 and $3,448 during the years ended December 31, 2023 and December 31, 2022, respectively. Generally, employees are subject to four year vesting terms of 25% after one year and monthly thereafter, with a maximum term of 10 years.

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $29 during 2023 and $1,416 during 2022. At December 31, 2023, options outstanding had an intrinsic value of $763 with a weighted average remaining life of 4.76 years. At December 31, 2023, options vested and exercisable had an intrinsic value of $746 with a weighted average remaining life of 4.63 years. At December 31, 2022, options outstanding had an intrinsic value of $1,489 with a weighted average remaining life of 5.82 years. At December 31, 2022, options vested and exercisable had an intrinsic value of $1,489 with a weighted average remaining life of 5.52 years.

The total grant date fair value of options vested during 2023 and 2022 was $1,153 and $3,958, respectively. The grant date fair value of options granted during 2023 and 2022 was $171 and $91, respectively. Weighted average grant date fair value of options granted during 2023 and 2022 was $1.26 and $15.97, respectively. Stock options vested and expected to vest at December 31, 2023 totaled 463,168 shares, with an intrinsic value of $763, weighted average exercise price of $16.03, and weighted average remaining life of 4.76 years. Cash received from stock options exercised during 2023 and 2022 was immaterial.

Restricted Stock Units

The following is a summary of RSU information and weighted average grant date fair values for the Company's RSUs:

	Year Ended December 31,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	494,671	$37.77	290,220	$57.15
Granted	1,331,899	3.96	545,692	34.33
Vested	(286,601)	35.17	(94,552)	54.51
Forfeited	(75,896)	35.57	(246,689)	46.55
Unvested at December 31	1,464,073	$7.64	494,671	$37.77

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

Stock-based compensation expense related to RSU grants was $7,510 and $8,206 during the years ended December 31, 2023 and December 31, 2022, respectively. The aggregated fair value of RSUs granted during the years ended December 31, 2023 and 2022 was $5,274 and $18,650, respectively. The aggregated fair value of RSUs vested during the years ended December 31, 2023 and 2022 was $10,080 and $5,239, respectively.

Performance Restricted Stock Units

The following is a summary of PRSU information and weighted average grant date fair values for the Company's PRSUs:

	Year Ended December 31,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	87,321	$36.36	—	$—
Granted	—	—	132,433	36.37
Vested	(7,518)	36.40	—	—
Forfeited	(8,375)	35.97	(45,112)	36.40
Unvested at December 31	71,428	$36.40	87,321	$36.36

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

Stock-based compensation related to PRSU grants was $663 and $428 for the years ended December 31, 2023 and 2022, respectively. No PRSUs were granted during the year ended December 31, 2023. The aggregated fair value of PRSUs granted during the year ended December 31, 2022 was $4,817. The aggregated fair value of PRSUs vested during the year ended December 31, 2023 was $274. No PRSUs vested during the year ended December 31, 2022.

Summary of Employee Stock Purchase Plan Shares

Employees purchased 43,274 shares at an average price of $4.96 during the year ended December 31, 2023, and 17,937 shares at an average price of $23.80 during the year ended December 31, 2022. The intrinsic value of shares purchased was $38 and $64, respectively, for the years ended December 31, 2023 and 2022. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

During the years ended December 31, 2023 and 2022, the rollover provision of our ESPP was triggered and resulted in incremental expense to be recognized over the new twenty-four-month offering period, which did not have a material impact on our consolidated statements of operations and comprehensive loss.

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows (in thousands):

	Year Ended December 31,
	2023	2022
General and administrative	$5,391	$7,117
Sales and marketing	1,720	2,216
Research and development	2,822	3,523
Total stock-based compensation	$9,933	$12,856

As of December 31, 2023, the Company had $1,070 of unrecognized stock-based compensation costs related to non-vested options that will be recognized over a weighted average period of 0.96 years, $9,506 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted average period of 1.92 years, and $482 of unrecognized stock-based compensation costs related to unvested PRSUs that will be recognized over a weighted average period of 1.56 years.

During the year ended December 31, 2022, the Company capitalized $36 of stock-based compensation attributable to internally developed software. No stock-based compensation was capitalized during the year ended December 31, 2023.

Note 9.    Convertible Preferred Stock, Warrants, and Earnout Shares

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

Each of the February 2023 Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $4.66 per share, is immediately exercisable, and will expire on February 17, 2028. None of the warrants have been exercised as of December 31, 2023. As the February 2023 Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $26,133. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $3,867 allocated to the Series A convertible preferred stock. The Series A convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend.

The Company incurred $1,963 of issuance costs related to the offering, of which $1,513 were paid as of December 31, 2023. Issuance costs allocated to the preferred stock of $253 were recorded as a reduction to the Series A preferred stock. Issuance costs allocated to the liability classified warrants of $1,710 were recorded as an expense within general and administrative expenses.

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

The following table summarizes issuable shares of the Company’s common stock based on warrant activity for the year ended December 31, 2023:

	As of December 31, 2022	Shares Issuable by New Warrants	Shares Purchased by Exercise	As of December 31, 2023
SBG Public Warrants	821,428	—	—	821,428
SBG Private Placement Warrants	471,428	—	—	471,428
February 2023 Warrants	—	7,871,712	—	7,871,712
SVB Warrants (Note 6)	—	10,714	—	10,714
Total	1,292,856	7,882,426	—	9,175,282

Earnout Shares

Following the Merger, 200,536 shares of common stock held by certain former equity holders of SBG are subject to vesting and forfeiture conditions (the "Earnout Shares"). Of the 200,536 earnout shares 100,268 shares will vest at such time as a $175.00 stock price level is achieved and 100,268 will vest at such time as a $210.00 stock price level is achieved, in each case, on or before the fifth anniversary of the Closing of the Merger. The ‘‘stock price level’’ will be considered achieved only (a) when the closing price of a share of Owlet common stock on the NYSE is greater than or equal to the applicable price for any 20 trading days within a 30 trading day period or (b) the price per share of Owlet common stock paid in certain change of control transactions following the Closing is greater than or equal to the applicable price. Earnout shares subject to vesting pursuant to the above terms that do not vest in accordance with such terms shall be forfeited and canceled for no consideration. The earnout shares are not redeemable. As the vesting event has not yet been achieved, these shares of Owlet common stock, which are issued and outstanding, are treated as contingently recallable and have been excluded from the denominator for the purposes of calculating basic and diluted net loss per share. See Note 12 for further discussion on the calculation of basic and diluted net loss per share.

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

Note 10.    Fair Value Measurements

The following table presents information about the Company's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2023
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$16,489	$—	$—	$16,489
Total assets	$16,489	$—	$—	$16,489
Liabilities:
SBG Public Warrants	$—	$—	$61	$61
SBG Private Placement Warrants	—	—	35	35
February 2023 Warrants	$—	$—	$27,685	$27,685
Total liabilities	$—	$—	$27,781	$27,781

	December 31, 2022
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$11,070	$—	$—	$11,070
Total assets	$11,070	$—	$—	$11,070
Liabilities:
SBG Public Warrants	$460	$—	$—	$460
SBG Private Placement Warrants	$—	$264	$—	$264
Total liabilities	$460	$264	$—	$724

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The SBG Public Warrants and SBG Private Placement Warrants as of December 31, 2023 are presented in Level 3 of the fair value hierarchy. On June 15, 2023, the Company received notice from the New York Stock Exchange (the “NYSE”) that the NYSE had halted trading in the SBG Public Warrants due to the low trading price of those warrants. On June 16, 2023, the NYSE provided written notice to the Company and publicly announced that NYSE Regulation had determined to commence proceedings to delist the SBG Public Warrants and that such warrants were no longer suitable for listing based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. As such, these instruments are no longer valued using quoted market prices and correspondingly, the SBG Private Placement Warrants can no longer be valued based on a quoted market price of the SBG Public Warrants. The Company measured the fair value of both the SBG Public Warrants and the SBG Private Placement Warrants as of December 31, 2023, using the Black-Scholes option pricing model with the following assumptions:

SBG Common Stock Warrants - Black-Scholes Inputs	December 31, 2023
OWLT stock price	$5.28
Exercise price of warrants	$161.00
Term in years	2.54
Risk-free interest rate	4.11%
Volatility	85.00%

The February 2023 Warrants are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

The Company measured the fair value of the February 2023 Warrants at issuance and again as of December 31, 2023, using the Black-Scholes option pricing model with the following assumptions:

February 2023 Warrants - Black-Scholes Inputs	February 17, 2023	December 31, 2023
OWLT stock price	$4.78	$5.28
Exercise price of warrants	$4.66	$4.66
Term in years	5.00	4.13
Risk-free interest rate	4.10%	3.91%
Volatility	85.00%	85.00%

The following table presents a reconciliation of the Company’s SBG Public Warrants, SBG Private Placement Warrants, and February 2023 Warrants (together, the “Level 3 Warrants”) measured at fair value on a recurring basis as of December 31, 2023:

Level 3 Warrants
Balance as of December 31, 2022	$724
Issuance of February 2023 Warrants	26,133
Change in fair value included within common stock warrant liability adjustment	924
Balance as of December 31, 2023	$27,781

There were no transfers between Level 1 and Level 2 in the periods reported. The SBG Public Warrants and SBG Private Placement Warrants were transferred into Level 3 in the period reported, as discussed above.

The Company measured the fair value of the SVB Warrants (see Note 6) at issuance as of March 27, 2023, using the Black-Scholes option pricing model with the following assumptions:

SVB Warrants - Black-Scholes Inputs	March 27, 2023
OWLT stock price	$4.62
Exercise price of warrants	$5.32
Term in years	12.00
Risk-free interest rate	3.60%
Volatility	85.00%

Note 11.    Income Taxes

Income tax expense for the years ended December 31, 2023 and 2022 was $10 and $29, respectively.

The provision for income taxes differs from the amount computed at federal statutory rates as follows for the year ended December 31:

	2023	2022
Federal income tax at statutory rates	$(6,907)	$(16,654)
State income tax at statutory rates	(636)	(2,737)
Change in valuation allowance	4,487	19,994
Warrant (benefit) expense (1)	194	(1,331)
Transaction costs (2)	375	—
Stock-based compensation	2,101	895
Other	396	(138)
Total income tax provision	$10	$29
(1) Represents a permanent item attributed to common stock mark-to-market adjustments.
(2) Represents costs associated with the February 2023 preferred stock issuance and the July 2023 reverse stock split
Significant components of the Company’s deferred income tax assets (liabilities) are as follows as of December 31:

	2023	2022
Deferred tax assets
Accrued liabilities	$2,509	$2,734
Stock-based compensation	1,719	2,452
163(j) Interest expense limitation	1,823	1,051
Net operating loss carryforwards	43,726	38,042
174 Capitalization	4,195	5,379
Lease Liability	289	800
Other	1,153	802
Total deferred income tax assets	$55,414	$51,260
Deferred tax liabilities
ROU Asset	(228)	(554)
Other	(23)	(30)
Total deferred tax liabilities	(251)	(584)
Valuation allowance	$(55,163)	$(50,676)
Net deferred tax asset (liability)	$—	$—

As of December 31, 2023, the Company had $37,385 of federal and $6,341 of state net operating loss carry-forwards available to offset future taxable income, some of which, if not utilized, will begin to expire in 2034 for federal and 2036 for state purposes.

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

As of December 31, 2023, the Company recorded a valuation allowance of $55,163 for the portion of the deferred tax assets that we do not expect to be realized. Due to our history of losses in the U.S., the net cumulative deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4,487 in the year ended December 31, 2023.

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

Note 12.   Net Loss Per Share Attributable to Common Stockholders

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

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss and comprehensive loss	$(32,901)	$(79,336)
Accretion on Series A convertible preferred stock	(4,591)	—
Net loss attributable to common stockholders (1)	$(37,492)	$(79,336)
Denominator:
Weighted average common shares used in computed net loss per share attributable to common stockholders - basic and diluted	8,276,481	7,950,757
Net loss per share attributable to common stockholders - basic and diluted	$(4.53)	$(9.98)

(1) For the year ended December 31, 2023, the Company did not allocate its net loss to participating convertible preferred stock as those shares are not obligated to share in the losses of the Company. There were no shares of convertible preferred stock outstanding as of December 31, 2022.

The following table summarizes the common stock equivalents of potentially dilutive outstanding securities excluded from the computation of diluted net loss per share due to their anti-dilutive effect:

	As of December 31,
	2023	2022
Stock options	463,168	598,791
RSUs	1,464,073	494,733
PRSUs	71,428	87,323
ESPP shares committed	22,791	15,104
Common stock warrants	9,175,282	1,292,856
Convertible preferred stock	4,173,177	—
Total	15,369,919	2,488,807

The Company’s 200,536 unvested Earnout Shares were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of December 31, 2023.

Note 13.    Segments

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

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
United States	$46,364	$57,969
International	7,646	11,233
Total revenues	$54,010	$69,202

Other than the United States, no individual country exceeded 10% of total revenues for either of the years ended December 31, 2023 and December 31, 2022.

In the normal course of business, the Company provides credit terms to some of its customers and generally requires no collateral. A major customer is considered to be one that comprises more than 10% of the Company’s annual revenues. The Company’s major customers are as follows:

	Percent of Revenue as of December 31, 2023	Percent of Revenue as of December 31, 2022
Customer 1	22%	—%
Customer 2	17%	23%
Customer 3	14%	10%
Customer 4	—%	13%

The Company’s long-lived assets are composed of property and equipment and right of use assets, net, and are summarized by geographic area as follows as of (in thousands):

	December 31, 2023	December 31, 2022
United States	$998	$2,615
International	316	753
Total long-lived assets	$1,314	$3,368

Note 14.   Subsequent Events

2024 Private Placement Financing

On February 25, 2024, the Company entered into an agreement to sell newly issued Series B Convertible Preferred Stock ("Series B Preferred Stock") and warrants to purchase its common stock, involving participation from existing investors, for aggregate gross proceeds of $9,250.

Pursuant to the terms of the definitive agreement, on February 29, 2024, Owlet issued shares of Series B Preferred Stock that are convertible into approximately 1,199,351 shares of common stock. Each purchaser also received a warrant to purchase 150% of the number of shares of common stock into which their Series B Preferred Stock is convertible. The warrants have a per share exercise price of $7.7125 and are exercisable by the holder at any time on or before March 1, 2029.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses in our internal control over financial reporting described below.
Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting exist as of December 31, 2023.

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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)    We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01 - Entry into a Material Definitive Agreement.

On March 8, 2024, we entered into a waiver and fourth amendment (the “Fourth Amendment”) to the Third Amended and Restated Loan and Security Agreement (the “November 2022 LSA” and, together with the Amendment, the “LSA”) with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (“SVB”), which, among other revisions, (i) deferred the maturity of the revolving line of credit from April 22, 2024 to December 31, 2024, (ii) had SVB waive certain stated events of default, (iii) expanded the eligibility of inventory and accounts that we can borrow against, and (iv) revised the minimum liquidity financial covenant from $15 million to $12.5 million, and (v) revised the adjusted EBITDA requirements for future periods, beginning with the three months ending December 31, 2023. The Fourth Amendment also includes a covenant that on or before March 31, 2024, we will deliver evidence to SVB that we received at least $6.0 million in gross proceeds from specified financings, which was satisfied by the 2024 Private Placement Financing.

The foregoing description of the Fourth Amendment does not purport to be complete and is subject to and qualified in its entirety by reference to the Fourth Amendment, which is attached hereto as Exhibit 10.17 to this Report and is incorporated herein by reference.

(b)    Insider Trading Arrangements and Policies.

During the three months ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Item 14. Principal Accountant Fees and Services.

Information required by this item is incorporated by reference to the information included in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Documents filed as part of this report
1)Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

2)Financial Statement Schedules

All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

3)Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1†	Merger Agreement, dated as of February 15, 2021, by and among the Registrant, Project Olympus Merger Sub, Inc. and Owlet Baby Care Inc.	8-K	001-39516	2.1	2/16/2021
3.1*	Second Amended and Restated Certificate of Incorporation of Owlet, Inc.
3.2	Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation	8-K	001-39516	3.1	7/7/2023
3.3	Certificate of Designation of Series A Convertible Preferred Stock of Owlet, Inc.	8-K	001-39516	3.1	2/21/2023
3.4	Certificate of Designation of Series B Convertible Preferred Stock of Owlet, Inc.	8-K	001-39516	3.1	3/4/2024
3.5	Amended and Restated Bylaws of Owlet, Inc.	S-4	333-254888	3.4	3/31/2021
4.1	Warrant Agreement, dated September 14, 2020, between Sandbridge Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39516	4.1	9/18/2020
4.2	Specimen Warrant Certificate.	S-1	333-24832	4.4	9/1/2020
4.3	Form of Warrant to Purchase Shares of Class A Common Stock.	8-K	001-39516	4.1	2/21/2023
4.4	Form of Warrant to Purchase Shares of Class A Common Stock.	8-K	001-39516	4.1	2/26/2024
4.5	Amended and Restated Warrant to Purchase Shares of Class A Common Stock, dated February 25, 2024, by and between Owlet, Inc. and Eclipse Early Growth Fund I, L.P.	8-K	001-39516	4.2	2/26/2024
4.6*	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.
10.1#	Third Amended and Restated Loan and Security Agreement, dated November 23, 2022, between Silicon Valley Bank, as bank lender, and Owlet, Inc. and its subsidiary, Owlet Baby Care, Inc., as borrowers.	8-K	001-39516	99.1	11/30/2022
10.1(a)#	Default Waiver and Eleventh Amendment to Second Amended and Restated Loan and Security Agreement, dated as of August 10, 2022, by and between Owlet Baby Care, Inc. and Silicon Valley Bank	10-Q	001-39516	10.9	8/15/2022
10.2+	Owlet, Inc. 2021 Incentive Award Plan.	8-K	001-39516	10.5	7/21/2021
10.2(a)+	Form of Owlet, Inc. 2021 Incentive Award Plan Stock Option Grant Notice.	S-8	333-259663	99.1(a)	9/20/2021
10.2(b)+	Form of Owlet, Inc. 2021 Incentive Award Plan Restricted Stock Unit Award Grant Notice.	S-8	333-259663	99.1(b)	9/20/2021
10.3+	Owlet, Inc. 2021 Employee Stock Purchase Plan.	8-K	001-39516	10.6	7/21/2021

10.4+	Owlet Baby Care Inc. 2014 Equity Incentive Plan.	8-K	001-39516	10.7	7/21/2021
10.4(a)+	Form of Owlet Baby Care Inc. Stock Option Grant Notice under the 2014 Equity Incentive Plan.	8-K	001-39516	10.7(a)	7/21/2021
10.4(b)+	Form of Restricted Stock Grant Agreement Award Notice under the 2014 Equity Incentive Plan.	S-4	333-254888	10.7(b)	3/31/2021
10.4(c)+	Form of Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Plan.	S-4	333-254888	10.7(c)	3/31/2021
10.5+	Form of Indemnification Agreement.	S-4	333-254888	10.16	5/28/2021
10.6+	Amended and Restated Offer of Employment Letter, dated as of March 29, 2021, by and between Owlet, Inc. and Kurt Workman.	S-4	333-254888	10.9	3/31/2021
10.7+	Offer of Employment Letter, dated as of March 3, 2021, by and between Owlet, Inc. and Kate Scolnick.	S-4	333-254888	10.10	3/31/2021
10.8††	Amended and Restated Registration Rights Agreement, by and among Owlet, Inc. and the holders party thereto.	8-K	001-39516	10.2	7/21/2021
10.9	Form of Subscription Agreement.	8-K	001-39516	10.1	2/16/2021
10.10	Sponsor Letter Agreement, dated as of February 15, 2021, by and among Sandbridge Acquisition Holdings, LLC, certain initial stockholders of Sandbridge and Owlet, Inc.	8-K	001-39516	10.2	2/16/2021
10.11	Amended and Restated Stockholders Agreement, dated February 17, 2023, by and among Owlet, Inc., Eclipse Ventures Fund, L.P., Eclipse Continuity Fund I, L.P. and Eclipse Early Growth Fund I, L.P.	8-K	001-39516	10.3	2/21/2023
10.12	Investment Agreement, dated February 17, 2023, by and among Owlet, Inc. and the investors listed on Schedule I thereto (Institutional Accounts).	8-K	001-39516	10.1	2/21/2023
10.13	Investment Agreement, dated February 17, 2023, by and among Owlet, Inc. and the investors listed on Schedule I thereto (Excluded Investors).	8-K	001-39516	10.2	2/21/2023
10.14	First Amendment to the Third Amended and Restated Loan and Security Agreement, dated March 27, 2023, between Silicon Valley Bank, as bank lender, and Owlet, Inc. and its subsidiary, Owlet Baby Care, Inc., as borrowers.	8-K	001-39516	10.1	3/31/2023
10.15#	Second Amendment to the Third Amended and Restated Loan and Security Agreement, dated August 10, 2023, between Silicon Valley Bank, as bank lender, and Owlet, Inc. and its subsidiary, Owlet Baby Care, Inc., as borrowers.	10-Q	001-39516	10.3	11/14/2023
10.16#	Waiver and Third Amendment to the Third Amended and Restated Loan and Security Agreement, dated November 13, 2023, between Silicon Valley Bank, as bank lender, and Owlet, Inc. and its subsidiary, Owlet Baby Care, Inc., as borrowers.	10-Q	001-39516	10.5	11/14/2023
10.17*#
Waiver and Fourth Amendment to the Third Amended and Restated Loan and Security Agreement, dated March 8, 2024, between Silicon Valley Bank, as bank lender, and Owlet, Inc. and its subsidiary, Owlet Baby Care, Inc., as borrowers.

10.18+	Owlet, Inc. Executive Change in Control Severance Plan	10-Q	001-39516	10.5	8/14/2023
10.19+	Owlet, Inc. Non-Employee Director Compensation Program.	10-Q	001-39516	10.1	11/14/2023
10.20+	Offer of Employment Letter, dated as of July 21, 2023, by and between Owlet, Inc. and Jonathan Harris.	10-Q	001-39516	10.2	11/14/2023
10.21	Investment Agreement, dated February 25, 2024, by and among Owlet, Inc. and the investors listed on Schedule I thereto (Series B Convertible Preferred Stock)	8-K	001-39516	10.1	2/26/2024
21.1*	List of Subsidiaries of Owlet, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Owlet, Inc.

Date: March 8, 2024	By:	/s/ Kurt Workman
Kurt Workman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kurt Workman	Chief Executive Officer and Director	March 8, 2024
Kurt Workman	(Principal Executive Officer)

/s/ Lior Susan	Chairman of the Board	March 8, 2024
Lior Susan

/s/ Kathryn R. Scolnick	Chief Financial Officer	March 8, 2024
Kathryn R. Scolnick	(Principal Financial Officer and Principal Accounting Officer)

/s/ Zane M. Burke	Director	March 8, 2024
Zane M. Burke

/s/ Laura J. Durr	Director	March 8, 2024
Laura J. Durr

/s/ Melissa A. Gonzales	Director	March 8, 2024
Melissa A. Gonzales

/s/ John C. Kim	Director	March 8, 2024
John C. Kim

/s/ Amy N. McCullough	Director	March 8, 2024
Amy N. McCullough

/s/ Marc F. Stoll	Director	March 8, 2024
Marc F. Stoll