Form 10-K/A
period 2023-12-31
Owlet, Inc.
filed 2024-04-29
CIK 1816708

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

On March 8, 2024, Owlet, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year.

We no longer expect that the definitive proxy statement for our 2024 annual meeting of stockholders will be filed within 120 days of December 31, 2023. Accordingly, this Amendment No. 1 to Form 10-K (“Amendment”) is being filed solely to:

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

i

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Name	Age	Position at Owlet	Director Since	Class
Zane M. Burke	58	Director	2021	I
Laura J. Durr	63	Director	2021	III
Melissa A. Gonzales	58	Director	2023	I
John C. Kim	53	Director	2021	I
Amy N. McCullough	44	Director	2018	III
Marc F. Stoll	53	Director	2023	II
Lior Susan	40	Chairman of the Board	2015	III
Kurt Workman	34	Director and Chief Executive Officer	2021	II

Zane M. Burke served on the board of directors of Owlet Baby Care Inc. ("Old Owlet") from March 2021 to July 2021 and has served on the Board since July 2021. Since September 2021, Mr. Burke has served as the Chief Executive Officer of Quantum Health, Inc. Prior to joining Quantum Health, Mr. Burke was the Chief Executive Officer of Livongo Health, now an affiliate of Teladoc Health, Inc., from February 2019 to November 2020. Prior to his role with Livongo Health, Mr. Burke spent more than two decades at Cerner Corporation (acquired by Oracle Corporation in June 2022), ultimately serving as its President from September 2013 to November 2018. Mr. Burke is a member of the boards of Quantum Health, Inc., Cotiviti, Inc., and Bardavon Health Innovations. He also previously served on the board of directors of Livongo Health from April 2019 to November 2020. Mr. Burke is also a board member of several nonprofit organizations, including the College of Healthcare Information Management Executives and University Health (Kansas City). He is a certified public accountant (inactive). Mr. Burke earned his Bachelor of Science in Accounting and Master of Accounting from Kansas State University. We believe Mr. Burke is qualified to serve as a member of our Board due to his background in overseeing public healthcare companies and his significant experience in the healthcare industry.
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
Melissa A. Gonzales has been a member of our Board since July 2023. Ms. Gonzales has served as the President, Women’s health, at Myriad Genetics, Inc. (Nasdaq: MYGN), a genetic testing and precision medicine company, since May 2021. Prior to joining Myriad, Ms. Gonzales held several senior leadership and executive positions with Medela LLC and affiliated entities starting in 2008, including most recently as Executive Vice President, Americas, from January 2019 to May 2021, as Executive Vice President, North America from August 2018 to December 2018, and as Executive Vice President, Global Business Unit Human Milk from January 2018 to August 2018. Earlier in her career, she led commercial teams at Align Technology and Smith & Nephew. Ms.Gonzales has also served as Board Chair, March of Dimes, Chicago, since January 2021. Ms. Gonzales holds a Bachelor of Science in Nursing from the University of Illinois Chicago, and a Master of Business Administration from the Keller Graduate School of Management of DeVry University. We believe Ms. Gonzales is qualified to serve as a member of our Board due to her significant experience in the healthcare industry.
John C. Kim served on the board of directors of Old Owlet from April 2021 to July 2021 and has served on the Board since July 2021. Mr. Kim has served as Executive Vice President, Chief Product Officer of PayPal Holdings, Inc. since September 2022. Mr. Kim joined PayPal Holdings, Inc. from Expedia Group, Inc., where he served as President, Marketplace from June 2021 to September 2022, as President of Platform & Marketplaces from December 2019 to June 2021, and as Chief Product Officer of Expedia Brands from July 2011 to March 2016. He also served as President of Vrbo/Homeaway, an Expedia Group subsidiary, from July 2016 to December 2019. Mr. Kim serves as a Senior Advisor to Permira, the global private equity firm since August 2023.Mr. Kim has more than two decades of experience in online search, recommendations, analytics and marketing at tier-one, venture-backed startups, medium-sized companies and globally known brands, having served in senior positions earlier in his career with Yahoo!, Inc., Pelago, Inc. (acquired by Groupon, Inc. in April 2011) and Medio Systems Inc. (Acquired by Nokia/Microsoft in 2014), and he is an investor in over 100+ startups. Mr. Kim is a vocal advocate for diversity and was appointed to advise President George W. Bush on economic policies impacting Asian Americans and Pacific Islander small businesses. He graduated from the University of California–Santa Barbara and received his Master of Business Administration from the University of Chicago Booth School of Business. We believe Mr. Kim is qualified to serve as a member of our Board due to his significant analytics and marketing experience and broad leadership experience.
Amy N. McCullough served on the board of directors of Old Owlet from April 2018 to July 2021 and has served on the Board since July 2021. Ms. McCullough is the President and Managing Director of Trilogy Equity Partners, LLC (“Trilogy”), an early-stage venture capital firm. Ms. McCullough has been a member of the investment team at Trilogy for the last 17 years and has served in her current role for the last eight years. She leads the investment team and is a member of Trilogy’s board of managers, which sets the strategic direction of the fund. Also, Ms. McCullough currently serves on the board of directors of several privately held companies, including Skilljar, Inc., Boundless Immigration, Inc., Bluejay Labs, Inc. (doing business as Showdigs) and Guide Care Inc. (doing business as Alongside). She is also a board observer at Tacita Inc. (doing business as Bright Canary) and Maximal Learning. Prior to her tenure at Trilogy Equity Partners, Ms. McCullough spent four years as an equity research analyst for JPMorgan Chase and was a member of the team that covered the small and mid-cap applied technologies sector for the firm. Ms. McCullough began her career on the treasury operations team within the portfolio management group at Microsoft Corporation and has experience working in both corporate treasury and financial analysis roles. She is a member of the Board of Trustees of Epiphany School, an independent elementary school in Seattle. Ms. McCullough received her Bachelor of Arts in Business Administration with a focus in Finance from the University of Washington. We believe Ms. McCullough is qualified to serve as a member of our Board due to her significant financial services and investing experience with technology companies and her broad leadership experience.
Mark F. Stoll has been a member of the Board since August 2023. Mr. Stoll has been an Investment Partner at Eclipse, a venture capital firm, since February 2023. From April 2019 through January 2023, Mr. Stoll served as President and Chief Operating Officer of Nextiva, a private telephone and technology service company, and from September 2014 through March 2015 served as Chief Financial Officer of Anaplan, a private business planning software company. Mr. Stoll joined Anaplan from Apple Inc., a multinational technology company (NASDAQ: AAPL), where he served as Vice President of Worldwide Sales Finance from August 2008 through July 2013. Earlier in his career, he served as Senior Vice President and Corporate Controller of CA, Inc. and as Head of Technology Equity Research at Julius Baer Investment Management. Mr. Stoll has also served on the board of directors of a number of public and private companies. Mr. Stoll holds a Masters of Business Administration from the University of Chicago, Booth School of Business, and a Bachelor of Science in Electrical Engineering from Michigan Technological University. We believe Mr. Stoll is qualified to serve as a member of our Board due to his significant operational and marketing experience and broad leadership experience.
Lior Susan served on the board of directors of Old Owlet from July 2015 to July 2021 and has been our Chairman of the Board since July 2021. Mr. Susan is the founder and Managing Partner of Eclipse Ventures, LLC, a venture capital firm. He also currently serves on the boards of several privately held companies, including Cerebras Systems, Inc., Bright Machines, Inc., Flex Logix, Inc., Augury, Inc., DataPelago, Inc., Metrolink, Inc., Cybertoka Ltd., Dutch Pet, Inc., Skyryse, Inc., Senser Ltd, and InsidePacket, Ltd. Prior to founding Eclipse Ventures in 2015, Mr. Susan founded and managed the hardware investment and incubation platform of Flex Ltd., a multinational electronics contract manufacturer, where he gained knowledge of and experience with scaling manufacturing operations for medical device companies. Before relocating to the United States from Israel, Mr. Susan was an entrepreneur and former member of a special forces unit within the Israel Defense Forces. We believe Mr. Susan is qualified to serve as a member of our Board due to his significant experience investing in and working with technology companies, including as a board member.
Kurt Workman has served as our Chief Executive Officer since January 2021 and as a member of the Board since July 2021, and also served as our as President from September 2022 until July 2023. Mr. Workman co-founded and served as the Chief Executive Officer of Old Owlet from the company’s founding in 2012 until December 2019. During his tenure as chief executive officer of Old Owlet, Mr. Workman led the company’s growth from its inception and was instrumental in overseeing the research and development of several of the company’s key product offerings. He also served as a member of Old Owlet’s board of directors from when he co-founded the Company in 2012 to July 2021. Mr. Workman also studied chemical engineering at Brigham Young University. We believe Mr. Workman’s intimate knowledge of Owlet and his proven success building and overseeing Owlet’s growth and development make him qualified to serve as a member of the Board.
Executive Officers

Executive Officer	Age	Position At Owlet

Kurt Workman	34	Chief Executive Officer and Director

Kathryn R. Scolnick	55	Chief Financial Officer
Jonathan Harris	59	President and Chief Revenue Officer

Mr. Workman’s biography is provided under “Directors” above.

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
Jonathan Harris has served as our President and Chief Revenue Officer since July 2023. From May 2021 to January 2023, Mr. Harris served in various positions at Molekule Group, Inc. (“Molekule”), formerly AeroClean Technologies, Inc. (“AeroClean”), an air purification technology company, and Molekule, Inc., which merged with AeroClean in January 2023 to form Molekule, most recently as Molekule’s Chief Commercial Officer prior to his departure in January 2023. Mr. Harris also served as Chief Marketing & Product Development Officer of AeroClean from October 2022 to January 2023, and from May 2021 to October 2022 served as Chief Executive Officer of Molekule, Inc. Previously, Mr. Harris served from June 2019 to August 2022 as the Chief Executive Officer and Co-Founder of KAMU Labs, Inc., a wellness company which voluntarily filed for Chapter 7 bankruptcy in December 2023, and as a strategic advisor at reMarkable, a tablet company, from February 2019 to August 2022. Prior to joining reMarkable, Mr. Harris served as the President of Aura Frames, a digital picture frame company, from September 2017 to January 2019, and as Senior Vice President of Intergalactic Sales & Field Marketing at GoPro, Inc., a technology company, from June 2010 to April 2017. Mr. Harris holds a Bachelor of Arts degree in Marketing from Southern Methodist University.

Family Relationships

There are no family relationships among our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than ten percent of our Common Stock to file with the SEC reports of their ownership and changes in their ownership of our Common Stock. To our knowledge, based solely on (i) review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2023 filed with the SEC and (ii) written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than ten percent of our Common Stock were filed on a timely basis during the year ended December 31, 2023, other than: (i) one late Form 4 for Ms. Scolnick relating to ten transactions, (ii) one late Form 4 for Mr. Workman relating to four transactions, and (iii) one late Form 4 for each of Mr. Burke, Ms. Durr, and Mr. Kim, each relating to a single transaction.
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

Audit Committee

Our Audit Committee consists of Ms. Durr (Chairperson), Mr. Kim and Ms. McCullough. All members of our Audit Committee meet the requirements for financial literacy under the applicable NYSE rules and regulations. Our Board of Directors has affirmatively determined that each member of our Audit Committee qualifies as “independent” under NYSE’s additional standards applicable to Audit Committee members and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) applicable to Audit Committee members. In addition, our Board of Directors has determined that Ms. Durr qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of SEC Regulation S-K.

Item 11. Executive Compensation.
Overview

Throughout this “Executive and Director Compensation” section, unless the context requires otherwise. References references to "Owlet," "we," "us," "our," the "company" and similar terms in this section refer to Old Owlet, prior to the Merger (as defined herein), and to Owlet, Inc. following the Merger.

This section discusses the material components of the executive compensation program for our 2023 named executive officers. Our named executive officers for 2023 are:

•Kurt Workman, our Chief Executive Officer;
•Kathryn R. Scolnick, our Chief Financial Officer; and
•Jonathan Harris, our President and Chief Revenue Officer.

As an “emerging growth company,” as defined in the Jumpstart Our Business Startups (JOBS) Act, as amended, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

2023 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Kurt Workman	2023	266,827	—	—	—	2,300	269,127
Chief Executive Officer	2022	369,231	50,000	4,258,686	—	3,100	4,681,017
Kathryn R. Scolnick	2023	302,885	—	224,102	24,802	—	551,789
Chief Financial Officer	2022	369,231	50,000	1,248,157	—	1,100	1,668,488
Jonathan Harris(3)	2023	150,000	—	627,765	—	250	823,015
President & Chief Revenue Officer

(1)	Amounts shown represent the aggregate grant date fair value of RSU awards and the incremental fair value of option awards contingently repriced as computed in accordance with FASB ASC Topic 718. See Note 10 (Share-Based Compensation) to the Company’s consolidated financial statements included in the Form 10-K for the assumptions used in determining these values.

(2)	For 2023, amounts represent (i) for Mr. Workman, $2,300 in Company-paid contributions to a healthcare savings account; and (ii) for Mr. Harris, $250 in work-from-home stipends.

(3)	Mr. Harris commenced employment on July 25, 2023.

Narrative to the Summary Compensation Table
2023 Annual Base Salary
We pay our executives a base salary to compensate them for services rendered to our company. The base salary payable to our executives is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. In January 2023, to help preserve cash resources, our Compensation Committee decreased the annual base salary of Mr. Workman and Ms. Scolnick from $375,000 to $262,500 and $300,000, respectively. Our Compensation Committee reinstated the base salaries of each of Mr. Workman and Ms. Scolnick to $375,000, effective December 17, 2023. The base salary of Mr. Harris, who joined the Company in July 2023, was set at $375,000. The salary amount listed for each of our named executive officers in the “Salary” column of the Summary Compensation Table above reflects the base salary actually paid to each during 2023.

Our Board or Compensation Committee may adjust the base salaries of any of our named executive officers from time to time in their discretion.

2023 Annual Bonus

We have previously maintained a performance-based bonus program in which all of our named executive officers were eligible to participate. In July 2022, our Compensation Committee discontinued our performance-based bonus program to help conserve cash resources; therefore, no performance-based bonuses for 2023 performance have been or will be paid to our named executive officers.

Under the offer letter entered into with Mr. Harris in connection with his commencement of employment with us, Mr. Harris is eligible to be paid a target bonus for his first year of employment based on company and individual performance, subject to his continued employment through July 25, 2024. Any bonus earned will be paid on or after July 25, 2024.

Our Board and Compensation Committee may adjust the target bonus opportunities of any of our named executive officers from time to time in their discretion.

2023 Equity Compensation

We have granted stock options, time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSRUs”) to our employees, including our executive officers, in order to attract and retain them, as well as to align their interests with the interests of our shareholders.

Time-Based RSUs

Pursuant to the terms of his employment offer letter, we granted Mr. Harris an award of 137,299 RSUs in July 2023 and 74,488 RSUs in January 2024. Each RSU represents the right to receive one share of our Common Stock upon vesting. Each award vests as to 25% of the RSUs on July 25, 2024 and in equal quarterly installments thereafter, through July 25, 2026, subject to his continued service.

In September 2023, we granted Ms. Scolnick an award of 65,719 RSUs. Each RSU represents the right to receive one share of our Common Stock upon vesting. The award vests as to 100% of the RSUs on September 6, 2024, subject to continued service.

In September 2023, as part of a broader employee stock option repricing undertaken to restore value to our employees’ equity holdings and retain and incentivize our employees, we reduced the exercise price of Ms. Scolnick’s option to purchase 17,650 shares of our common stock to $4.21 per share, the closing trading price of our common stock on the date the exercise price was reduced. In the event Ms. Scolnick terminates employment with us for any reason or exercises the option, in each case, prior to September 10, 2024, the exercise price automatically increases to its original exercise price of $65.38 per share.

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
Perquisites and Other Personal Benefits
We determine perquisites on a case-by-case basis and will provide a perquisite to a named executive officer when we believe it is necessary to attract or retain the named executive officer, and such determinations may be made in consultation with the Board, Compensation Committee, Company management, an independent compensation consultant or other independent consultants or advisors. During 2023, Mr. Harris was eligible for a $250 work-from-home stipend.

Outstanding Equity Awards at 2023 Fiscal Year-End
The following table summarizes the outstanding equity awards held by our named executive officers as of December 31, 2023. The number of shares and exercise prices of the equity awards have been adjusted to reflect the 1 for 14 reverse stock split we completed on July 7, 2023.

	Option Awards						Stock Awards
Name	Vesting Start Date	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Kurt	3/15/2022	3/15/2022					24,671(2)	130,263
Workman	3/15/2022	3/15/2022							56,391(3)	297,744
	12/1/2020	1/24/2021	17,558(4)	6,687	99.82	1/23/2031
	4/19/2016	4/19/2016	540	—	1.68	4/18/2026
Kathryn R.	9/10/2023	9/6/2023					65,719	346,996.00
Scolnick	3/15/2022	3/15/2022					8,458(2)	44,658
	3/15/2022	3/15/2022							15,037(3)	79,395
	3/15/2021	11/15/2021	12,137(7)	5,513	4.21	11/15/2031
	2/15/2021	11/15/2021					5,515(2)	29,119
Jonathan	8/15/2023	7/25/2023					137,299	724,939
Harris

(1)	Amounts are calculated by multiplying the number of RSUs or PRSUs in the table by $5.28, which was the per share closing price of our Common Stock on December 29, 2023, the last trading day of fiscal 2023.

(2)	The RSUs vest as to 25% of the underlying shares on the first anniversary of the vesting start date, and as to 1/16th of the underlying shares each quarter thereafter, subject to the individual’s continued service with the Company.

(3)	The PRSUs vest as to 25% of the underlying shares upon achievement of the following cumulative net revenue targets during the performance period beginning January 1, 2022 and ending December 31, 2025, subject to the individual’s continued service with the Company: $150 million, $300 million, $450 million, and $600 million.

(4)	The option vests and becomes exercisable as to 1/48th of the underlying shares on each monthly anniversary of the vesting start date, subject to Mr. Workman’s continued service with the Company.

(5)	The RSUs vest as to 25% of the underlying shares on the first anniversary of the vesting start date, and in equal installments on a quarterly basis thereafter, through the third anniversary of the vesting start date, subject to the Mr. Harris’s continued service with the Company.

(6)	The RSUs vest fully on the one year anniversary of the vesting start date, subject to Ms. Scolnick’s continued service with the Company.

(7)	The option vests and becomes exercisable as to 25% of the underlying shares on the first anniversary of the vesting start date, and as to 1/48th of the underlying shares each month thereafter, subject to Ms. Scolnick’s continued service with the Company. The exercise price of the option was reduced to $4.21 per share in September 2023, but automatically increases to its original exercise price of $65.38 per share in the event Ms. Scolnick terminates employment for any reason or exercises the option, in each case, prior to September 10, 2024.

Executive Compensation Arrangements
We have entered into an offer letter with each of our named executive officer that sets forth the named executive officer’s base salary, employee benefits eligibility, any signing bonus or one-time bonus opportunity and initial equity award. Any severance benefits included in our named executive officer offer letters were superseded by our Executive Change in Control Severance Plan (the “CIC Severance Plan”) described below.

Executive Change in Control Severance Plan

In August 2023, our Compensation Committee adopted the CIC Severance Plan, under which each of our named executive officers is eligible to receive compensation and benefits in the event of an involuntary termination of employment by the Company without cause, or a resignation from employment with the Company for good reason, which occurs within 3 months prior to, or 12 months after, the effective date of a change in control of the Company (a “Covered Termination”).

The CIC Severance Plan provides our named executive officers the following payments and benefits upon a Covered Termination: (i) a payment equal to 12 months base salary plus the target bonus for the year the Covered Termination occurred, prorated for the number of days the applicable executive was employed in such year, (ii) continued health coverage for a period of 12 months, or until the executive and their covered dependents become eligible for healthcare coverage under another employer’s plan(s), and (iii) accelerated vesting of all equity awards outstanding and unvested as of the date of the Covered Termination. The payments and benefits provided to our named executive officers under the CIC Severance plan are in lieu of benefits that would be incurred due to a Covered Termination under any other separation plan or agreement, including the employment offer letters, as applicable.

Director Compensation
In July 2023, our Board approved a non-employee director compensation program formalizing compensation for our non-employee directors who are unaffiliated with our institutional investors. The program provides eligible directors an annual cash retainer of $50,000 for serving on the Board, and an additional annual cash retainer of $32,500 for serving as the chairperson of the Audit Committee. Our directors may elect to receive their fees in cash, in RSUs, or in a combination of cash and RSUs. RSUs received pursuant to this election are granted on the fifth business day following the end of the applicable calendar quarter, and are fully-vested on the date of grant. In addition to the above fees, directors are also reimbursed for their out-of-pocket expenses in attending in-person meetings.
The non-employee director compensation program also provides for an annual award of RSUs, calculated by dividing $150,000 by the 30 trading day average closing price of a share of our Common Stock as of the date of such annual meeting of the Company’s stockholders, rounded down to the nearest whole number. Such RSU awards are granted to continuing non-employee directors following each annual meeting of our stockholders, and vest immediately prior to the next annual meeting of the Company’s stockholders, subject to continued service of the director.
Mr. Workman did not receive any additional compensation for his service as a director, and his compensation as an executive officer of the Company is set forth in the Summary Compensation Table above.
The following table sets forth information concerning the compensation of our non-employee directors for the year ended December 31, 2023.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
Lior Susan	—	—	—
Zane M. Burke	50,000	204,283	254,283
Laura J. Durr	82,500	204,283	286,783
Melissa A. Gonzales(3)	24,121	151,814	175,935
John C. Kim	50,000	204,283	254,283
Jayson Knafel(4)	—	—	—
Amy N. McCullough	—	—	—
Mark F. Stoll(5)	—	—	—

(1)	The below table shows the aggregate number of RSUs held by our non-employee directors as of December 31, 2023. No other non-employee directors held RSUs or stock options as of December 31, 2023.

Name	Stock Awards Outstanding at Year End
Zane M. Burke	41,782
Laura J. Durr	41,782
Melissa A. Gonzales	34,347
John C. Kim	41,782

(2)	The amounts shown in this column relate to annual RSU grants made to each non-employee director in 2023 as further described below under the heading “Director Compensation.” These amounts reflect the 2023 annual RSU award, which was granted in July 2023, and with respect to Ms. Durr and Messrs. Burke and Kim, also reflects the 2022 annual RSU award, the granting of which was deferred to January 2023. These amounts are based upon the grant date fair value of awards calculated in accordance with FASB ASC Topic 718. See Note 10 (Share-Based Compensation) to the Company’s consolidated financial statements included in the Form 10-K for the assumptions used in determining these values.
(3)	Ms. Gonzales joined our Board effective July 18, 2023.
(4)	Mr. Knafel resigned from our Board effective August 11, 2023.
(5)	Mr. Stoll joined our Board effective August 15, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information relating to the beneficial ownership of our Common Stock, Series A Preferred Stock and Series B Preferred Stock as of April 19, 2024 by:

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
The number of shares of our Common Stock beneficially owned by our directors and executive officers includes shares that such persons have the right to acquire within 60 days of April 19, 2024, including through the exercise of stock options and warrants conversion of Series A Preferred Stock as noted in the table footnotes.
Unless otherwise indicated below, the address for each beneficial owner listed is in the care of Owlet, Inc., 3300 North Ashton Boulevard, Suite 300, Lehi, Utah 84043.

	Shares Beneficially Owned
	Title or Class of Securities

	Common Stock(2)		Series A Preferred Stock(2)		Series B Preferred Stock(2)

Name and address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage Beneficially Owned(3)	Number of Shares Beneficially Owned	Percentage Beneficially Owned(4)	Number of Shares Beneficially Owned	Percentage Beneficially Owned(5)	Combined Voting Power(2)

Holders of More Than 5%
Entities affiliated with Eclipse(6)	12,224,955	63.55%	20,200	73.59%	6,000	64.86%	40.41%
Trilogy Equity Partners, LLC(7)	2,493,225	22.88%	2,717	9.90%	2,286	24.71%	9.37%
The Melton 2020 Irrevocable Trust(8)	612,243	6.34%	1,500	5.46%	—	—%	1.53%
John Stanton and Theresa Gillespie(9)	728,569	7.65%	783	2.85%	714	7.72%	2.70%
Directors and Named Executive Officers

Zane M. Burke(10)	54,444	*	—	—	—	—	*
Laura J. Durr(11)	47,111	*	—	—	—	—	*
Melissa A. Gonzales(12)	34,347	*	—	—	—	—	*
John C. Kim(13)	332,227	3.54%	500	1.82%	250	2.70%	*
Amy N. McCullough	—	—	—	—	—	—	—
Marc F. Stoll	—	—	—	—	—	—	—
Lior Susan(14)	12,224,955	63.55%	20,200	73.59%	6,000	64.86%	40.41%
Kurt Workman(15)	552,515	5.96%	500	1.82%	—	—	2.81%
Jonathan Harris	—	—	—	—	—	—	—
Kathryn R. Scolnick(16)	27,234	*	—	—	—	—	*
All Directors and Executive Officers as a Group (Ten Individuals)(17)	13,272,833	66.62%	21,200	77.23%	6,250	67.57%	44.20%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address for each beneficial owner listed is c/o Owlet, Inc., 3300 North Ashton Boulevard, Suite 300, Lehi, Utah 84043.

(2)	Each share of our Common Stock is entitled to one vote, and each share of our Series A Preferred Stock and Series B Preferred Stock is entitled to that number of votes equal to the whole number of shares of our Common Stock into which such holder’s aggregate number of Series A Preferred Stock and/or Series B Preferred Stock, as applicable, are convertible.

The beneficial ownership information shown in the table under “Common Stock” includes the number of shares of our Common Stock held by such holder, as well as shares of our Common Stock such holder could acquire within 60 days of April 19, 2024, including by converting shares of Series A Preferred Stock, Series B Preferred Stock, exercising warrants or options, or upon settlement of restricted stock units. Each share of Series A Preferred Stock is currently convertible into shares of Common Stock at a conversion rate of 145.7726, and each share of Series B Preferred Stock is currently convertible into shares of Common Stock at a conversion rate of 129.6596. The percentage reported under “Combined Voting Power” represents the holder’s voting power with respect to all of our shares of Common Stock, Series A Preferred Stock, and Series B Preferred Stock outstanding as of April 19, 2024, voting as a single class, and, as to each holder, without including any shares of Common Stock that such holder could acquire by exercising warrants or options or upon vesting of restricted stock units, as such securities confer no voting power until the issuance of Common Stock upon their exercise or settlement, as applicable.

(3)	Percentages are based upon the 9,047,883 shares of our Common Stock that were outstanding on April 19, 2024.

(4)	Percentages are based upon the 27,450 shares of our Series A Preferred Stock that were outstanding on April 19, 2024, representing 4,001,454 in voting power entitled to vote.

(5)	Percentages are based upon the 9,250 shares of our Series B Preferred Stock that were outstanding on April 19, 2024, representing 1,199,348 in voting power entitled to vote.

(6)	Based on (A) information stated in the Schedule 13D/A filed with the SEC on March 4, 2024 by Eclipse Ventures GP I, LLC (“Eclipse I GP”), Eclipse Ventures Fund I, L.P. (“Eclipse I”), Eclipse Continuity GP I, LLC (“Eclipse Continuity GP”), Eclipse Continuity Fund I, L.P. (“Eclipse Continuity I”), Eclipse Early Growth GP I, LLC (“Eclipse EG GP I”), Eclipse Early Growth Fund I, L.P. (“Eclipse EGF I”) and Mr. Susan and (B) information known to the Company. Consists of (i) 1,066,472 shares of Common Stock held of record by Eclipse Continuity I, (ii) 968,694 shares of Common Stock held of record by Eclipse I, (iii) 2,944,606 are shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock held by Eclipse EGF I, (iv) 5,300,921 are shares of Common Stock issuable upon exercise of the 2023 Private Placement Warrants held by Eclipse EGF I, (v) 777,957 are shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock held by Eclipse EGF I, and (vi) 1,166,935 are shares of Common Stock issuable upon exercise of the 2024 Private Placement Warrants held by Eclipse EGF I. Eclipse Continuity GP is the general partner of Eclipse Continuity I and may be deemed to have voting and dispositive power over the shares held by Eclipse Continuity I. Eclipse I GP is the general partner of Eclipse I and may be deemed to have voting and dispositive power over the shares held by Eclipse I. Eclipse EG GP I is the general partner of Eclipse EGF I and may be deemed to have voting and dispositive power over the shares held by Eclipse EGF I. Mr. Susan is the sole managing member of each of Eclipse Continuity GP, Eclipse I GP and Eclipse EG GP I and may be deemed to have voting and dispositive power with respect to the shares held by each of Eclipse Continuity I, Eclipse I and Eclipse EGF I. The principal business address of each of the foregoing entities is c/o Eclipse Ventures, 514 High Street, Suite 4, Palo Alto, California 94301.

Eclipse is not currently permitted to vote shares of Series B Preferred Stock it holds to the extent such shares would result in Eclipse beneficially owning in excess of 48.9% of the Company’s outstanding Common Stock (the “Share Cap”), provided that all outstanding Series B Preferred Stock and all of the shares of Common Stock underlying such Series B Preferred Stock are deemed to be outstanding for such calculation (but, in the case of Eclipse, only up to the Share Cap) and no unexercised rights, options, warrants or conversion privileges to acquire shares of Common Stock are included. Similarly, Eclipse is not currently permitted to exercise any portion of the 2023 Private Placement Warrants or 2024 Private Placement Warrants it holds to the extent such exercise would result in Eclipse beneficially owning more than the Share Cap.

(7)	Based on information included in the Schedule 13D/A filed with the SEC on March 1, 2024 and on information known to the Company, Trilogy Equity Partners, LLC has sole voting and sole dispositive power over 2,493,225 shares of our Common Stock and consists of (i) 643,244 shares of Common Stock, (ii) 396,064 shares of Common Stock issuable upon conversion of Series A Preferred Stock, (iii) 712,915 shares of Common Stock issuable upon exercise of 2023 Private Placement Warrants, (iv) 296,401 shares of Common Stock issuable upon conversion of Series B Preferred Stock, and (v) 444,601 shares of Common Stock issuable upon the exercise of 2024 Private Placement Warrants. The principal business address of Trilogy Equity Partners, LLC is 155 108th Avenue N.E., Suite 400, Bellevue, Washington 98004.

(8)	Based on information known to the Company. Consists of the following held by The Melton 2020 Irrevocable Trust (“Melton Trust”): (i) 218,658 shares of Common Stock issuable upon conversion of Series A Preferred Stock, and (ii) 393,585 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants. The principal business address of Melton Trust is 201 S. Phillips Ave., Suite 200, Sioux Falls, South Dakota 57104.

(9)	Based on information stated in the Schedule 13G/A filed with the SEC on February 9, 2024 and information known to the Company. John Stanton has sole voting and sole dispositive power over 61,874 shares of our Common Stock, and each of John Stanton and Theresa Gillespie have shared voting power and shared dispositive power over 666,695 shares of our Common Stock. Includes (i) 3,644 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock beneficially owned by John Stanton as sole trustee for the Peter Thomsen Trust #2, (ii) 6,559 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants beneficially owned by John Stanton as sole trustee for the Peter Thomsen Trust #2, (iii) 2,982 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Stock beneficially owned by John Stanton as sole trustee for the Peter Thomsen Trust #2, (iv) 4,473 shares of Common Stock issuable upon the exercise of 2024 Private Placement Warrants beneficially owned by John Stanton as sole trustee for the Peter Thomsen Trust #2, (v) 3,644 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock beneficially owned by John Stanton as sole trustee for the Samuel Thomsen Trust #2, (vi) 6,559 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants beneficially owned by John Stanton as sole trustee for the Samuel Thomsen Trust #2, (vii) 2,982 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Stock beneficially owned by John Stanton as sole trustee for the Samuel Thomsen Trust #2, (viii) 4,473 shares of Common Stock issuable upon the exercise of 2024 Private Placement Warrants beneficially owned by John Stanton as sole trustee for the Samuel Thomsen Trust #2, (ix) 106,851 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock beneficially owned by the Reporting Persons as tenants in common and (x) 192,332 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants held by the Reporting Persons as tenants in common, (xi) 86,612 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Stock beneficially owned by the Reporting Persons as tenants in common and (xii) 129,918 shares of Common Stock issuable upon the exercise of 2024 Private Placement Warrants held by the Reporting Persons as tenants in common. The principal business address of John Stanton and Theresa Gillespie is P.O. Box 465, Medina, Washington 98039.

(10)	Consists of (i) 12,662 shares of Common Stock held directly by Mr. Burke and (ii) 41,782 shares of Common Stock issuable upon the vesting of RSUs within 60 days of April 19, 2024.

(11)	Consists of (i) 5,329 shares of Common Stock held directly by Ms. Durr and (ii) 41,782 shares of Common Stock issuable upon the vesting of RSUs within 60 days of April 19, 2024.

(12)	Consists, for Ms. Gonzales, of 34,347 shares of Common Stock issuable upon the vesting of RSUs within 60 days of April 19, 2024.

(13)	Consists of (i) 5,329 shares of Common Stock held directly by Mr. Kim, (ii) 41,782 shares of Common Stock issuable upon the vesting of RSUs within 60 days of April 19, 2024, (iii) 72,886 shares of Common Stock issuable upon the conversion of Series A Preferred Stock, (iv) 131,195 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants, (v) 72,886 shares of Common Stock issuable upon the conversion of Series B Preferred Stock, (iv) 131,195 shares of Common Stock issuable upon the exercise of 2024 Private Placement Warrants.

(14)	Based on information (i) included in the Schedule 13D/A filed with the SEC on March 3, 2024 by Eclipse I GP, Eclipse I, Eclipse Continuity GP, Eclipse Continuity I, Eclipse EG GP I, Eclipse EGF I and Mr. Susan; (ii) included in the Form 4 filed with the SEC on July 19, 2021 by Mr. Susan; and (iii) information provided to the Company by Mr. Susan. Of the 12,224,955 shares beneficially owned by Mr. Susan, (i) 968,694 are shares of Common Stock held of record by Eclipse I, (ii) 1,066,472 are shares of Common Stock held of record by Eclipse Continuity I, (iii) 2,944,606 are shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock held by Eclipse EGF I, (iv) 5,300,921 are shares of Common Stock issuable upon exercise of the 2023 Private Placement Warrants held by Eclipse EGF I, (v) 777,957 are shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock held by Eclipse EGF I, and (vi) 1,166,935 are shares of Common Stock issuable upon exercise of the 2024 Private Placement Warrants held by Eclipse EGF I. Eclipse I GP, Eclipse Continuity GP and Eclipse EG GP I are the general partners of Eclipse I, Eclipse Continuity I and Eclipse EGF I, respectively. Mr. Susan, who serves as our Chairman of the Board, is the sole managing member of each such general partner and therefore may be deemed to have voting and dispositive power over the shares held by Eclipse I, Eclipse Continuity I and Eclipse EG GP I. Each of Eclipse I GP, Eclipse Continuity GP, Eclipse EG GP I and Mr. Susan disclaim beneficial ownership of the shares held by Eclipse I, Eclipse Continuity I and Eclipse EGF I, respectively, except to the extent of their respective pecuniary interests therein, if any. The principal business address of Mr. Susan and each of the foregoing Eclipse entities is c/o Eclipse Ventures, 514 High Street, Suite 4, Palo Alto, California 94301.

(15)	Consists of (i) 179,091 shares of Common Stock held directly by Mr. Workman, (ii) 148,157 shares of Common Stock held directly by his spouse, (iii) 21,186 shares of Common Stock issuable upon the exercise of options exercisable as of or within 60 days of April 19, 2024; (iv) 72,886 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; and (v) 131,195 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants.

(16)	Consists of (i) 10,846 shares of Common Stock held directly by Ms. Scolnick, (ii) 14,345 shares of Common Stock issuable upon the exercise of options exercisable as of or within 60 days of April 19, 2024, and (iii) 2,043 shares of Common Stock issuable under RSUs vesting within 60 days of April 19, 2024.

(17)	Consists of (i) 2,396,580 shares of Common Stock held, (ii) 35,531 shares of Common Stock issuable upon the exercise of options exercisable as of or within 60 days of April 19, 2024, (iii) 161,736 shares of Common Stock issuable under RSUs vesting within 60 days of April 19, 2024, (iv) 3,090,378 shares of Common Stock issuable upon the conversion of Series A Preferred Stock, (v) 5,562,681 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants, (vi) 810,371 shares of Common Stock issuable upon the conversion of Series B Preferred Stock, and (vii) 1,215,556 shares of Common Stock issuable upon the exercise of 2024 Private Placement Warrants.

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes securities available under our equity compensation plans as of December 31, 2023.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#) (a)(2)	Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights(1) ($) (b)(3)	Number of Securities Remaining Available Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(4)
Equity compensation plans approved by security holders (1)	1,998,669	16.03	825,223
Equity compensation plans not approved by security holders	—	—	—
Total	1,998,669	16.03	825,223

(1)	Consists of the 2014 Incentive Plan and the 2021 Incentive Plan.

(2)	Represents (i) 463,168 shares of Common Stock to be issued upon exercise of outstanding options and (ii) 1,464,073 shares subject to outstanding RSUs, and (iii) 71,428 shares subject to outstanding PRSUs.

(3)	Represents the weighted-average exercise price of outstanding options and is calculated without taking into account the shares of Common Stock subject to outstanding RSUs.

(4)
Represents 594,161 shares remaining available for issuance under the 2021 Incentive Plan and 231,062 shares available for issuance under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). As of July 15, 2021, in connection with the Merger, no new awards are made under the 2014 Incentive Plan. The 2021 Incentive Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 5% of the aggregate number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Common Stock as is determined by the our Board (but no more than 9,720,372 shares may be issued upon the exercise of incentive stock options). The 2021 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Common Stock as is determined by our Board, provided that no more than 1,863,071 shares of our Common Stock may be issued under the 2021 ESPP.

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

Related Person Transactions
February 2023 Private Placement Financing
On February 17, 2023, we entered into private placement investment agreements with certain investors, pursuant to which we issued and sold to various investors (i) an aggregate of 30,000 shares of Series A Preferred Stock and (ii) warrants to purchase an aggregate of 7,871,719 shares of Common Stock (the “2023 Private Placement Warrants”), for aggregate gross proceeds of $30.0 million (collectively, the “2023 Private Placement”). The 2023 Private Placement Warrants have a per share exercise price of $4.662 and are exercisable by the holder at any time on or before February 17, 2028.

February 2024 Private Placement Financing

On February 29, 2024, we issued and sold to various investors (i) an aggregate of 9,250 shares of Series B Preferred Stock and (ii) warrants to purchase an aggregate of 1,799,021 shares of Common Stock (the “2024 Private Placement Warrants”), for aggregate gross proceeds of $9.25 million (collectively, the “2024 Private Placement”). The 2024 Private Placement Warrants have a per share exercise price of $7.7125 and are exercisable by the holder at any time on or before March 1, 2029.

The Certificate of Designation for the Series B Preferred Stock includes provisions that prevent Eclipse from converting its Series B Preferred Shares to the extent such action would result in Eclipse beneficially owning in excess of 48.9% of the Company’s outstanding Common Stock (the “Share Cap”), provided that such Share Cap is subject to removal at Eclipse’s sole discretion upon written notice to the Company, provided that any increase or removal of such Share Cap will not be effective before the sixty-first (61st) day after such written notice. As of the date of this Proxy Statement, Eclipse has not provided written notice to the Company of any change to, or removal of, the Share Cap. The following table sets forth the aggregate number of shares of Series A Preferred Stock and 2023 Private Placement Warrants acquired in the 2023 Private Placement and Series B Preferred Stock and 2024 Private Placement warrants acquired in the 2024 Private Placement by holders of more than 5% of any class of our outstanding voting securities, including entities that became holders of more than 5% of any class of our outstanding voting securities as a result of the 2023 Private Placement and 2024 Private Placement, and by certain of our directors and executive officers.

Participants	Shares of Series A Preferred Stock	2023 Private Placement Warrant Shares	Aggregate Purchase Price- 2023 Private Placement	Shares of Series B Preferred Stock	2024 Private Placement Warrant Shares	Aggregate Purchase Price- 2024 Private Placement	Total Aggregate Purchase Price Paid

Greater than Five Percent Holders (1)
Entities Affiliated with Eclipse(2)	20,200	5,200,291	$20,200,000	6,000	1,166,935	$6,000,000	$26,200,000
Trilogy Equity Partners, LLC(3)	2,717	712,915	$2,717,000	2,286	444,601	$2,286,000	$5,003,000
Walleye Opportunities Master Fund Ltd	2,250	590,378	$2,250,000				$2,250,000
The Melton 2020 Irrevocable Trust	1,500	393,585	$1,500,000				$1,500,000
John Stanton and Theresa Gillespie	733	192,332	$733,000	668	129,918	$668,000	$1,401,000
Samuel Thomsen Trust #2(4)	25	6,559	$25,000	23	4,473	$23,000	$48,000
Peter Thomsen Trust #2(4)	25	6,559	$25,000	23	4,473	$23,000	$48,000
Directors and Executive Officers
Kurt Workman	500	131,195	$500,000				$500,000
John Kim	500	131,195	$500,000	250	48,621	$250,000	$750,000

(1)	Additional details regarding certain of these stockholders and their equity holdings are provided in this Proxy Statement under the caption “Stock Ownership.”

(2)	Two of our directors, Lior Susan and Marc F. Stoll, are affiliated with Eclipse.

(3)	Our director, Amy N. McCullough, is affiliated with Trilogy Equity Partners, LLC.

(4)	The Samuel Thomsen Trust #2 and the Peter Thomsen Trust #2 are affiliated with Trilogy Equity Partners, LLC.

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
In connection with the 2023 Private Placement, we and Eclipse Ventures Fund I, L.P., Eclipse Continuity Fund I, L.P. and Eclipse Early Growth Fund I, L.P. entered into an Amended and Restated Stockholders Agreement (the “A&R Stockholders Agreement”), which amends and restates the Stockholders Agreement. The A&R Stockholders Agreement provides that (a) until such time as Eclipse beneficially owns less than 20.0% of the total voting power entitled to elect directors, Eclipse shall be entitled to nominate two individuals (the “Eclipse Directors” and each, an “Eclipse Director”) and (b) from such time that Eclipse beneficially owns less than 20.0% of the total voting power entitled to elect directors and until Eclipse beneficially owns less than 10.0% of the total voting power entitled to elect directors, Eclipse will be entitled to nominate one Eclipse Director. Messrs. Susan and Stoll serve as the Eclipse director nominees.
SBG Related Party Transactions- Related Party Note and Reimbursements
SBG’s sponsor, Sandbridge Acquisition Holdings LLC (the "Sponsor"), officers and directors, or any of its or their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities undertaken on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. SBG’s audit committee reviewed on a quarterly basis all payments that were made to the Sponsor, SBG’s officers and directors or any of its or their affiliates and determined which expenses and the amount of expenses that would be reimbursed. During fiscal 2022 and 2023, we did not reimbuse SBG for any out-of-pocket expenses incurred by the Sponsor, SBG’s directors, officers and/or their respective affiliates.
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
Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out their responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our Board of Directors has determined that none of Mmes. Durr, Gonzales and McCullough and Messrs. Burke, Kim, Stoll and Susan, representing seven of our eight directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as “independent” as that term is defined under the NYSE rules. Jayson Knafel, who served on our Board until his resignation effective August 11, 2023, qualified as “independent” under the NYSE rules. In making these determinations, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the director’s beneficial ownership of our Common Stock and the relationships of our non-employee directors with certain of our significant stockholders.

Item 14. Principal Accountant Fees and Services.

Audit, Audit-Related, Tax and All Other Fees
Our independent registered public accounting firm is PricewaterhouseCoopers LLP ("PwC"), Salt Lake City, UT, PCAOB ID 238.
The following table sets forth the fees of PwC billed to the Company in each of the last two fiscal years.

Fee Category	2023	2022
Audit Fees	$1,223,352	$1,202,300
Audit-Related Fees	—	—
Tax Fees	—	61,991
All Other Fees	900	900
Total	$1,224,252	$1,265,191
Audit Fees
Audit fees consisted of fees for professional services provided in connection with the audit of Owlet’s annual consolidated financial statements, the performance of interim reviews of Owlet’s quarterly unaudited financial information, and consents.
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
The above-described services provided to us by PwC were provided under engagements entered into in accordance with such policies.

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

Owlet, Inc.

Date: April 29, 2024	By:	/s/ Kurt Workman
Kurt Workman
Chief Executive Officer