Form 10-Q
period 2024-03-31
Owlet, Inc.
filed 2024-05-13
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 10, 2024, the registrant had 9,047,883 shares of common stock, $0.0001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "Form 10-K") entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report and our Form 10-K. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

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

Basis of Presentation for Reverse Stock Split

On July 7, 2023, we effected a 1-for-14 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock, by the filing of our Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware pursuant to the Delaware General Corporation Law. The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on July 7, 2023. Our common stock began trading on the New York Stock Exchange on a split-adjusted basis on July 10, 2023. Where applicable, all information presented in this Report has been retrospectively adjusted to give effect to our 1-for-14 reverse split of our outstanding common stock and, unless otherwise indicated, all such amounts and corresponding conversion price and/or exercise price data set forth in this Report has been adjusted to give effect to such reverse stock split.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Owlet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$18,397	$16,557
Accounts receivable, net	11,596	13,973
Inventory	7,738	6,493
Prepaid expenses and other current assets	2,288	2,921
Total current assets	40,019	39,944
Property and equipment, net	284	377
Right of use assets, net	581	937
Intangible assets, net	2,209	2,210
Other assets	733	655
Total assets	$43,826	$44,123
Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$16,064	$13,679
Accrued and other expenses	11,003	15,051
Current portion of deferred revenues	1,144	1,166
Line of credit	7,212	9,250
Current portion of long-term debt	4,032	5,944
Total current liabilities	39,455	45,090
Common stock warrant liabilities	25,457	27,781
Other long-term liabilities	705	928
Total liabilities	65,617	73,799
Commitments and contingencies (Note 5)
Series A convertible preferred stock, $0.0001 par value, 27,450 and 28,628 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	8,735	7,855
Series B convertible preferred stock, $0.0001 par value; 9,250 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,408	—
Stockholders’ deficit:
Common stock, $0.0001 par value, 107,142,857 shares authorized as of March 31, 2024 and December 31, 2023; 9,014,403 and 8,797,456 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	1	1
Additional paid-in capital	219,450	218,127
Accumulated deficit	(252,385)	(255,659)
Total stockholders’ deficit	(32,934)	(37,531)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$43,826	$44,123
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$14,750	$10,736
Cost of revenues	8,203	6,583
Gross profit	6,547	4,153
Operating expenses:
General and administrative	6,050	8,866
Sales and marketing	3,896	3,353
Research and development	2,347	2,890
Total operating expenses	12,293	15,109
Operating loss	(5,746)	(10,956)
Other income (expense):
Interest expense, net	(161)	(2,812)
Common stock warrant liability adjustment	9,179	1,912
Other (expense) income, net	2	(11)
Total other (expense) income, net	9,020	(911)
Income (loss) before income tax provision	3,274	(11,867)
Income tax provision	—	—
Net income (loss) and comprehensive income (loss)	3,274	(11,867)
Accretion on convertible preferred stock	(1,328)	(653)
Net income (loss) allocated to participating securities	(661)	—
Net income (loss) attributable to common stockholders	$1,285	$(12,520)

Net income (loss) per share attributable to common stockholders:
Basic	$0.15	$(1.54)
Diluted	$(0.51)	$(1.54)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	8,740,059	8,110,387
Diluted	9,617,825	8,110,387
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2022	—	$—	—	$—	8,242,009	$1	$212,122	$(222,758)	$(10,635)
Issuance of preferred stock	30,000	3867	—	—	—	—	—	—	—
Preferred stock issuance costs	—	(253)	—	—	—	—	—	—	—
Accretion on Series A convertible preferred stock	—	653	—	—	—	—	(653)	—	(653)
Issuance of SVB Warrants (Note 4)	—	—	—	—	—	—	43	—	43
Issuance of common stock upon exercise of stock options	—	—	—	—	18,054	—	55	—	55
Issuance of common stock for restricted stock units vesting	—	—	—	—	115,257	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	15,104	—	101	—	101
Stock-based compensation	—	—	—	—	—	—	2,789	—	2,789
Net loss	—	—	—	—	—	—	—	(11,867)	(11,867)
Balance as of March 31, 2023	30,000	$4,267	—	$—	8,390,424	$1	$214,457	$(234,625)	$(20,167)

Balance as of December 31, 2023	28,628	$7,855	—	$—	8,797,456	$1	$218,127	$(255,659)	$(37,531)
Issuance of preferred stock	—	—	9,250	2,394	—	—	—	—	—
Preferred stock issuance costs	—	—	—	(102)	—	—	—	—	—
Accretion on convertible preferred stock	—	1,212	—	116	—	—	(1,328)	—	(1,328)
Conversion of preferred stock	(1,178)	(332)	—	—	171,719	—	332	—	332
Issuance of common stock for restricted stock units vesting	—	—	—	—	22,437	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	22,791	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	2,227	—	2,227
Net income	—	—	—	—	—	—	—	3,274	3,274
Balance as of March 31, 2024	27,450	$8,735	9,250	$2,408	9,014,403	$1	$219,450	$(252,385)	$(32,934)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$3,274	$(11,867)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	109	293
Stock-based compensation	2,227	2,789
Provision for credit losses	(388)	83
Common stock warrant liability adjustment	(9,179)	(1,912)
Amortization of right of use assets	356	332
Other adjustments, net	25	94
Changes in assets and liabilities:
Accounts receivable	2,765	480
Prepaid expenses and other assets	555	1,261
Inventory	(1,245)	3,771
Accounts payable and accrued and other expenses	(1,158)	(5,661)
Other, net	(680)	963
Net cash used in operating activities	(3,339)	(9,374)
Cash flows from investing activities
Purchase of property and equipment	—	(6)
Purchase of intangible assets	(54)	(2)
Net cash used in investing activities	(54)	(8)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of $158 and $0 of paid transaction costs, respectively	9,092	30,000
Proceeds from short-term borrowings	28,941	32,895
Payments of short-term borrowings	(31,392)	(38,635)
Payments of long-term borrowings	(1,500)	(1,500)
Other, net	92	156
Net cash provided by financing activities	5,233	22,916
Net change in cash and cash equivalents	1,840	13,534
Cash and cash equivalents at beginning of period	16,557	11,231
Cash and cash equivalents at end of period	$18,397	$24,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
Note 1. Basis of Presentation

As used in these financial statements, unless otherwise stated or the context otherwise requires: “we,” “us,” “our,” “Owlet,” the “Company,” and similar references refer to Owlet, Inc. and its subsidiaries, “common stock” refers to our Class A common stock.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. All dollar amounts, except per share amounts, in the notes are presented in thousands, unless otherwise specified.

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

Since inception, the Company has experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $252,385 as of March 31, 2024. During the three months ended March 31, 2024 and 2023, we had negative cash flows from operations of $3,339 and $9,374, respectively. As of March 31, 2024, we had $18,397 of cash on hand.

Recurring operating losses, negative cash flows from operations since inception, and a low cash balance relative to current obligations raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As the Company continues to address these financial conditions, management has undertaken the following actions:

•As described further in Note 7, on February 17, 2023 the Company consummated a sale of preferred stock and warrants to purchase its common stock for aggregate gross proceeds of $30,000. On February 29, 2024, the Company consummated a sale of preferred stock and warrants to purchase its common stock for aggregate gross proceeds of $9,250.

•As described in Note 4, the Company has entered into amendments to its financing arrangement with SVB, which, among other revisions, (i) deferred certain payments of principal (ii) deferred the maturity of the revolving line of credit from April 22, 2024 to December 31, 2024, (iii) had SVB waive certain stated events of default, (iv) expanded the eligibility of inventory and accounts that the Company can borrow against, and (v) modified certain financial covenants required of the Company.

•During the year ended December 31, 2022, the Company undertook restructuring actions, which significantly reduced employee headcount and reduced operating spend. This included the reduction of consulting and outside services, the reduction of marketing programs, and the prioritization of and sequencing of research and development projects.

We have not generated sufficient cash flows from operations to satisfy our capital requirements. There can be no assurance that the Company will generate sufficient future cash flows from operations due to potential factors, including but not limited to inflation, recession, or reduced demand for the Company’s products. If revenues decrease from current levels, the Company may be unable to further reduce costs, or such reductions may limit our ability to pursue strategic initiatives and grow revenues in the future.

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

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of March 31, 2024, substantially all of the Company’s cash was held with Silicon Valley Bank and Citibank, and exceeded federally insured limits. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 12, 2023, the Secretary of the Treasury, the chair of the Federal Reserve Board and the chairman of the FDIC released a joint statement related to the FDIC’s resolution of the Silicon Valley Bank receivership, which provided that all depositors would have access to all their money starting March 13, 2023. As of the issuance date of these financial statements, all cash deposited by the Company with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company, has been accessible by the Company.

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

Note 2. Certain Balance Sheet Accounts

Allowance for Credit Losses

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

The following table summarizes the Company's allowance for credit losses for the three months ended March 31, 2024 and 2023:

Allowance for credit losses:	Beginning Balance	Charges to Expense	Charges to Revenue	Write-offs	Ending Balance
Three Months Ended March 31, 2023	$3,013	83	(20)	(128)	$2,948
Three Months Ended March 31, 2024	$3,322	(388)	56	(2,490)	$500

Write-offs for the three months ended March 31, 2024 related to a settlement agreement with a former retailer for past due receivables which had previously been charged to the provision for credit losses in a prior period. A benefit was recognized during the three months ended March 31, 2024, which represented a partial recovery of the past due receivables in connection with the settlement.

Inventory

Substantially all of the Company’s inventory consisted of finished goods as of March 31, 2024 and December 31, 2023.

Property and Equipment, net

Property and equipment consisted of the following as of:

	March 31, 2024	December 31, 2023
Tooling and manufacturing equipment	$2,633	$2,632
Furniture and fixtures	633	639
Computer equipment	335	348
Software	106	106
Leasehold improvements	35	35
Total property and equipment	3,742	3,760
Less accumulated depreciation and amortization	(3,458)	(3,383)
Property and equipment, net	$284	$377

Depreciation and amortization expense on property and equipment was $93 and $274 for the three months ended March 31, 2024 and March 31, 2023, respectively. For the three months ended March 31, 2024 and March 31, 2023, the Company allocated $85 and $182, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment and software to cost of revenues.

Intangible Assets Subject to Amortization

Intangible assets were $2,209, net of accumulated amortization of $296 as of March 31, 2024, and $2,210, net of accumulated amortization of $280, as of December 31, 2023.

Capitalized software development costs were $1,873 on March 31, 2024 and December 31, 2023. The Company’s internally developed software capitalized within intangible assets on the balance sheet is still in development and not ready for general release. As such, the Company has not recognized any amortization for the three months ended March 31, 2024 or 2023.

The Company did not recognize any impairment charges for intangible assets during the three months ended March 31, 2024 or 2023.

Accrued and Other Expenses

Accrued and other expenses, among other things, included accrued sales returns of $1,281 and $2,919 as of March 31, 2024 and December 31, 2023, respectively.

Changes in accrued warranty were as follows:

	For the Three Months Ended March 31,
	2024	2023
Accrued warranty, beginning of period	$782	$712
Provision for warranties issued during the period	177	35
Settlements of warranty claims during the period	(191)	(155)
Accrued warranty, end of period	$768	$592

Preferred Stock

The Company is authorized to issue up to 10,741,071 shares of $0.0001 par value preferred stock, of which 36,700 and 28,628 shares were outstanding as of March 31, 2024 and December 31, 2023, respectively. See Note 7 - Convertible Preferred Stock and Common Stock Warrants of this Report for more information.
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

Changes in the total deferred revenues balance were as follows:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$1,302	$1,386
Deferral of revenues	521	395
Recognition of deferred revenues	(543)	(524)
Ending balance	$1,280	$1,257

The Company recognized $477 and $483 of revenue during the three months ended March 31, 2024 and 2023, respectively, that was included in the deferred revenue balance at the beginning of the respective period. Revenue for the three months ended March 31, 2024 includes $330 relating to the correction of immaterial misstatements from previous periods.

Note 4. Long-Term Debt and Other Financing Arrangements

The following is a summary of the Company’s long-term indebtedness as of:

	March 31, 2024	December 31, 2023
Term note payable to SVB, maturing on October 1, 2024	$3,500	$5,000
Financed insurance premium	532	944
Total debt	4,032	5,944
Less: current portion	(4,032)	(5,944)
Total long-term debt, net	$—	$—

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

On November 13, 2023, the Company entered into a waiver and third amendment to the November 2022 LSA with SVB (the "November 2023 Amendment") to, among other things, waive a covenant violation and to revise the adjusted EBITDA requirements for future periods.

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

As of March 31, 2024, the Company was in violation of the adjusted EBITDA covenant for the three months ended December 31, 2023 under the LSA. On May 10, 2024, the Company entered into a waiver agreement with SVB to waive this covenant violation.

Line of Credit

The LSA provides for a $10,000 revolving line of credit (the “SVB Revolver”) as of March 31, 2024. The SVB Revolver is an asset-based lending facility subject to borrowing base availability, which is limited by specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be impacted based upon the period’s eligible accounts receivable and eligible inventory and may be significantly lower than the full $10,000 line of credit. As of March 31, 2024 the borrowing base availability was $7,253.

The SVB Revolver facility matures and terminates on December 31, 2024. As of March 31, 2024, the SVB Revolver bore interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) 5.00% and (ii) the prime rate plus the prime rate margin, which is 2.25% for advances on the SVB Revolver, as defined by the LSA. As of March 31, 2024 there was $7,212 of outstanding borrowings under the SVB Revolver.

Term Loan

The LSA also provided for an $8,500 term loan (the “Term Loan”), replacing the term loans made under the previous agreement, of which $3,500 was outstanding as of March 31, 2024. The Term Loan amortizes with equal monthly installments of $500 and matures on October 1, 2024 (the "Term Loan Maturity Date").

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

The Company believes that the fair value of the Term Loan approximates the recorded amount as of March 31, 2024 and December 31, 2023, as the interest rates on the long-term debt are variable and the rates are based on market interest rates (bank’s prime rate) after consideration of default and credit risk (using Level 2 inputs).

Financed Insurance Premiums

In 2023, the Company renewed its corporate directors & officers and employment liability policies and entered into several new short-term commercial premium finance agreements with First Insurance Funding totaling $1,421 to be paid within one year, accruing interest at a weighted average rate of 9.0%. As of March 31, 2024, the remaining principal balance on the combined financed insurance premiums was $532.

Future Aggregate Maturities

As of March 31, 2024, future aggregate maturities of the Term Note and Financed Insurance Premium payables were as follows:

Years Ending December 31,	Amount
2024	4,032
Total	$4,032

Note 5. Commitments and Contingencies

During February 2023, the Company entered into an agreement with a significant vendor to pay $3,000 of interest over 36 months with respect to past due payables. The present value of the future payments was expensed and included within interest expense, net on the condensed consolidated statements of operations for the three months ended March 31, 2023.

Litigation

The Company is involved in legal proceedings from time to time arising in the normal course of business. While any outcome related to such legal proceedings cannot be predicted with certainty, the Company believes that the outcome of these proceedings will not have a material impact on the Company’s financial position, results of operations, or liquidity.

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

On September 8, 2023, the Court ruled that while the Butala and Cherian cases were consolidated, there would be two distinct and separate classes to represent the Section 10(b) Claims and Section 14(a) Claims, respectively, and appointed lead plaintiffs and lead counsel for each class. Amended complaints were filed for each class on November 21, 2023, and then further amended in consolidated filings on December 22, 2023. The Company intends to vigorously defend itself against these claims, and filed motions to dismiss the complaints on February 9, 2024 on behalf of itself and the named officers and directors. The plaintiffs filed oppositions to the motions to dismiss on March 24, 2024. The Company intends to file replies in support of the motions to dismiss on or before May 10, 2024.

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

Note 6. Stock-based Compensation

The Company has various stock compensation plans, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Share-based Compensation" in the 2023 Annual Report on Form 10-K.

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

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative	$1,283	$1,436
Sales and marketing	344	492
Research and development	600	861
Total stock-based compensation	$2,227	$2,789

There was no stock-based compensation capitalized during the three months ended March 31, 2024 or 2023.

As of March 31, 2024, the Company had $717 of unrecognized stock-based compensation costs related to non-vested options that will be recognized over a weighted-average period of 0.7 years, $8,152 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted-average period of 1.9 years, and $369 of unrecognized stock-based compensation costs related to unvested PRSUs that will be recognized over a weighted-average period of 1.5 years.

Note 7.    Convertible Preferred Stock and Common Stock Warrants

February 2023 Offering

On February 17, 2023 the Company entered into private placement investment agreements with certain investors, pursuant to which the Company issued and sold to the investors (i) an aggregate of 30,000 shares of the Company’s Series A convertible preferred stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 7,871,712 shares of the Company’s common stock, par value $0.0001 per share, (“Series A Warrants”) for an aggregate purchase price of $30,000.

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

Subject to certain exceptions, upon the occurrence of a fundamental change, voluntary or involuntary liquidation, dissolution or winding-up of the Company, the Company will be required to pay an amount per share of Series A convertible preferred stock equal to the greater of (i) one thousand dollars per share or (ii) the consideration per share of Series A convertible preferred stock as would have been payable had all such shares been converted to common stock immediately prior to the liquidation event, plus, in each case, the aggregate amount of all declared but unpaid dividends thereon to the date of final distribution to the holders of Series A convertible preferred stock.

Each of the Series A Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $4.66 per share, is immediately exercisable, and will expire on February 17, 2028. As the Series A Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $26,133. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $3,867 allocated to the Series A convertible preferred stock. The Series A convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend. None of the Series A Warrants have been exercised as of March 31, 2024.

The Company incurred $1,963 of issuance costs related to the offering. Issuance costs allocated to the preferred stock of $253 were recorded as a reduction to the Series A convertible preferred stock. Issuance costs allocated to the liability classified warrants of $1,710 were recorded as an expense within general and administrative expenses.

February 2024 Offering

On February 25, 2024 we entered into a private placement investment agreement with certain investors, pursuant to which we issued and sold to the investors (i) an aggregate of 9,250 shares of the Company’s Series B convertible preferred stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 1,799,021 shares of our common stock, par value $0.0001 per share (the “Series B Warrants”), for an aggregate purchase price of $9,250.

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

At any time from and after March 1, 2029, the holders of at least a majority of the then outstanding shares of Series B convertible preferred stock may specify a date and time or the occurrence of an event by vote or written consent that all, and not less than all, of the outstanding shares of Series B convertible preferred stock will automatically be: (i) converted into shares of common stock at a conversion rate of 129.6596 per share, (ii) subject to certain exceptions and limitations, redeemed for an amount per share of Series B preferred stock equal to the liquidation preference of one thousand dollars per share, plus all accrued or declared but unpaid dividends as of the redemption date and time or (iii) a combination of the foregoing.

Subject to certain exceptions, upon the occurrence of a fundamental change, voluntary or involuntary liquidation, dissolution or winding-up of the Company, the Company will be required to pay an amount per share of Series B convertible preferred stock equal to the greater of (i) one thousand dollars per share or (ii) the consideration per share of Series B convertible preferred stock as would have been payable had all such shares been converted to common stock immediately prior to the liquidation event, plus, in each case, the aggregate amount of all declared but unpaid dividends thereon to the date of final distribution to the holders of Series B convertible preferred stock.

Each of the Series B Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $7.7125 per share, is immediately exercisable, and will expire on March 1, 2029. As the Series B Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $6,856. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $2,394 allocated to the Series B convertible preferred stock. The Series B convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on March 1, 2029. Accretion will be recorded as a deemed dividend. None of the Series B Warrants have been exercised as of March 31, 2024.

The Company incurred $394 of issuance costs related to the offering. Issuance costs allocated to the preferred stock of $102 were recorded as a reduction to the Series B convertible preferred stock. Issuance costs allocated to the liability classified warrants of $292 were recorded as an expense within general and administrative expenses.

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

The following table summarizes issuable shares of the Company’s common stock based on warrant activity for the three months ended March 31, 2024:

	As of December 31, 2023	Shares Issuable by New Warrants	Shares Purchased by Exercise	As of March 31, 2024
SBG Public Warrants	821,428	—	—	821,428
SBG Private Placement Warrants	471,428	—	—	471,428
Series A Warrants	7,871,712	—	—	7,871,712
Series B Warrants	—	1,799,021	—	1,799,021
SVB Warrants (Note 4)	10,714	—	—	10,714
Total	9,175,282	1,799,021	—	10,974,303

Note 8.  Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2024
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$17,917	$—	$—	$17,917
Total assets	$17,917	$—	$—	$17,917
Liabilities:
SBG Public Warrants	$—	$—	$21	$21
SBG Private Placement Warrants	—	—	12	12
Series A Warrants	—	—	20,876	20,876
Series B Warrants	—	—	4,548	4,548
Total liabilities	$—	$—	$25,457	$25,457

	December 31, 2023
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$16,489	$—	$—	$16,489
Total assets	$16,489	$—	$—	$16,489
Liabilities:
SBG Public Warrants	$—	$—	$61	$61
SBG Private Placement Warrants	—	—	35	35
Series A Warrants	$—	$—	$27,685	$27,685
Total liabilities	$—	$—	$27,781	$27,781

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The SBG Public Warrants and SBG Private Placement Warrants as of March 31, 2024 and December 31, 2023 are presented in Level 3 of the fair value hierarchy. On June 15, 2023, the Company received notice from the New York Stock Exchange (the “NYSE”) that the NYSE had halted trading in the SBG Public Warrants due to the low trading price of those warrants. On June 16, 2023, the NYSE provided written notice to the Company and publicly announced that NYSE Regulation had determined to commence proceedings to delist the SBG Public Warrants and that such warrants were no longer suitable for listing based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. As such, these instruments are no longer valued using quoted market prices and correspondingly, the SBG Private Placement Warrants can no longer be valued based on a quoted market price of the SBG Public Warrants. The Company measured the fair value of both the SBG Public Warrants and the SBG Private Placement Warrants as of March 31, 2024 and December 31, 2023 using the Black-Scholes option pricing model with the following assumptions:

SBG Common Stock Warrants - Black-Scholes Inputs	March 31, 2024	December 31, 2023
OWLT stock price	$4.31	$5.28
Exercise price of warrants	$161.00	$161.00
Term in years	2.29	2.54
Risk-free interest rate	4.53%	4.11%
Volatility	85.00%	85.00%

The Series A Warrants are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

The Company measured the fair value of the Series A Warrants as of March 31, 2024 and December 31, 2023, using the Black-Scholes option pricing model with the following assumptions:

Series A Warrants - Black-Scholes Inputs	March 31, 2024	December 31, 2023
OWLT stock price	$4.31	$5.28
Exercise price of warrants	$4.66	$4.66
Term in years	3.88	4.13
Risk-free interest rate	4.32%	3.91%
Volatility	85.00%	85.00%

The Series B Warrants are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

The Company measured the fair value of the Series B Warrants at issuance and again as of March 31, 2024, using the Black-Scholes option pricing model with the following assumptions:

Series B Warrants - Black-Scholes Inputs	March 31, 2024	February 29, 2024
OWLT stock price	$4.31	$5.68
Exercise price of warrants	$7.71	$7.71
Term in years	4.91	5.00
Risk-free interest rate	4.22%	4.26%
Volatility	85.00%	90.00%

The following table presents a reconciliation of the Company’s SBG Public Warrants, SBG Private Placement Warrants, Series A Warrants, and Series B Warrants (together, the “Level 3 Warrants”) measured at fair value on a recurring basis as of March 31, 2024:

Level 3 Warrants
Balance as of December 31, 2023	$27,781
Issuance of Series B Warrants	6,855
Change in fair value included within common stock warrant liability adjustment	(9,179)
Balance as of March 31, 2024	$25,457

There were no transfers between Level 1 and Level 2 in the periods reported. The SBG Public Warrants and SBG Private Placement Warrants were transferred into Level 3 in 2023, as discussed above.

The Company measured the fair value of the SVB Warrants (see Note 4) at issuance as of March 27, 2023, using the Black-Scholes option pricing model with the following assumptions:

SVB Warrants - Black-Scholes Inputs	March 27, 2023
OWLT stock price	$4.62
Exercise price of warrants	$5.32
Term in years	12.00
Risk-free interest rate	3.60%
Volatility	85.00%

Note 9.  Net Income (Loss) Per Share Attributable to Common Stockholders

Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Under the two-class method, net income (loss) is attributed to common stockholders and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

The Company considers its convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of the Company’s convertible preferred stock do not have a contractual obligation to share in the Company’s losses.

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic earnings per common share:
Net income (loss) and comprehensive income (loss)	$3,274	$(11,867)
Less:
Accretion on convertible preferred stock	(1,328)	(653)
Net income (loss) allocated to participating securities	(661)	—
Net income (loss) attributable to common stockholders, basic (1)	$1,285	$(12,520)

Weighted average common shares outstanding, basic	8,740,059	8,110,387
Net income (loss) per share attributable to common stockholders, basic	$0.15	$(1.54)

Diluted earnings per common share:
Net income (loss) and comprehensive income (loss)	$3,274	$(11,867)
Less:
Accretion on convertible preferred stock	(1,328)	(653)
Effect of dilutive securities	(6,809)	—
Net loss attributable to common stockholders, diluted	$(4,863)	$(12,520)

Weighted average common shares outstanding, basic	8,740,059	8,110,387
Effect of dilutive securities	877,766	—
Weighted average common shares outstanding, diluted	9,617,825	8,110,387
Net income (loss) per share attributable to common stockholders, diluted	$(0.51)	$(1.54)

(1) For the three months ended March 31, 2023, the Company did not allocate its net loss to participating convertible preferred stock as those shares are not obligated to share in the losses of the Company.

The following table summarizes the common stock equivalents of potentially dilutive outstanding securities excluded from the computation of diluted net income (loss) per share due to their anti-dilutive effect:

	As of March 31,
	2024	2023
Stock options	463,168	529,897
RSUs	1,526,327	365,512
PRSUs	71,428	87,323
ESPP shares committed	19,388	23,817
Common stock warrants	3,102,591	9,175,282
Convertible preferred stock	5,200,802	4,373,178
Total	10,383,704	14,555,009

The Company’s 200,536 unvested earnout shares, described in Part II, Item 8 "Financial Statements and Supplementary Data - Note 11 to the Consolidated Financial Statements - Common Stock Warrants and Earnout Shares" in the 2022 Form 10-K, were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of March 31, 2024.

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

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$12,901	$9,543
International	1,849	1,193
Total revenues	$14,750	$10,736

Other than the United States, no individual country exceeded 10% of total revenues for the three months ended March 31, 2024 and March 31, 2023.

The Company’s long-lived assets are composed of property and equipment and right of use assets, net, and are summarized by geographic area as follows as of (in thousands):

	March 31, 2024	December 31, 2023
United States	$632	$998
International	233	316
Total long-lived assets, net	$865	$1,314

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

Other Income (Expense)

Interest Expense, Net. Interest expense consists of interest incurred on our outstanding borrowings, including interest incurred on past due payables with one of our vendors as described in Note 5, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Report, and amortization of the associated deferred financing costs. Interest expense is presented net of interest income earned on our money market account.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated in millions (note that amounts within this Item 2 shown in millions may not sum due to rounding):

	For the Three Months Ended March 31,
	2024	2023
Revenues	$14.8	$10.7
Cost of revenues	8.2	6.6
Gross profit	6.5	4.2
Operating expenses:
General and administrative	6.1	8.9
Sales and marketing	3.9	3.4
Research and development	2.3	2.9
Total operating expenses	12.3	15.1
Operating loss	(5.7)	(11.0)
Other income (expense):
Interest expense, net	(0.2)	(2.8)
Common stock warrant liability adjustment	9.2	1.9
Other income (expense), net	—	—
Total other income (expense), net	9.0	(0.9)
Loss before income tax provision	3.3	(11.9)
Income tax provision	0.0	0.0
Net loss and comprehensive loss	$3.3	$(11.9)

Revenues

	For the Three Months Ended March 31,		Change
(dollars in millions)	2024	2023	$	%
Revenues	$14.8	$10.7	$4.0	37.4%

Revenues increased by $4.0 million, or 37.4%, from $10.7 million for the three months ended March 31, 2023 to $14.8 million for the three months ended March 31, 2024. The increase was primarily due to higher sales of Owlet Sock products, reflecting an increase in consumer demand and sell-through as compared to the same period in the prior year.

Cost of Revenues and Gross Profit

	For the Three Months Ended March 31,		Change
(dollars in millions)	2024	2023	$	%
Cost of revenues	$8.2	$6.6	$1.6	24.6%
Gross profit	$6.5	$4.2	$2.4	57.6%
Gross margin	44.4%	38.7%

Cost of revenues increased by $1.6 million, or 24.6%, from $6.6 million for the three months ended March 31, 2023 to $8.2 million for the three months ended March 31, 2024. The increase was primarily due to the increase in product sales. Gross margin increased from 38.7% for the three months ended March 31, 2023 to 44.4% for the three months ended March 31, 2024 primarily due to higher revenue and lower direct product and fulfillment costs.

General and Administrative

	For the Three Months Ended March 31,		Change
(dollars in millions)	2024	2023	$	%
General and administrative	$6.1	$8.9	$(2.8)	(31.8%)

General and administrative expense decreased by $2.8 million, or 31.8%, from $8.9 million for the three months ended March 31, 2023 to $6.1 million for the three months ended March 31, 2024. The decrease was driven primarily by lower spend on outside consulting services and lower cost of corporate insurance as compared to the same period in the prior year.

Sales and Marketing

	For the Three Months Ended March 31,		Change
(dollars in millions)	2024	2023	$	%
Sales and marketing	$3.9	$3.4	$0.5	16.2%

Sales and marketing expense increased by $0.5 million, or 16.2%, from $3.4 million for the three months ended March 31, 2023 to $3.9 million for the three months ended March 31, 2024. The increase was driven by higher compensation expense due to increased sales and marketing headcount and sales commissions as compared to the same period in the prior year.

Research and Development

	For the Three Months Ended March 31,		Change
(dollars in millions)	2024	2023	$	%
Research and development	$2.3	$2.9	$(0.5)	(18.8%)

Research and development expense decreased by $0.5 million, or 18.8%, from $2.9 million for the three months ended March 31, 2023 to $2.3 million for the three months ended March 31, 2024. The decrease was primarily driven by lower compensation expense from reduced research and development headcount.

Other Income (Expense)

	For the Three Months Ended March 31,		Change
(dollars in millions)	2024	2023	$	%
Interest expense, net	$(0.2)	$(2.8)	$(2.7)	94.3%
Common stock warrant liability adjustment	$9.2	$1.9	$7.3	380.1%
Other income, net	$—	$—	$—	(118.2%)

Interest expense decreased by $2.7 million, from $2.8 million for the three months ended March 31, 2023 to $0.2 million for the three months ended March 31, 2024. As described in Note 5, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Report, we entered an agreement with a significant vendor to pay $3.0 million of interest over 36 months with respect to past due payables. The present value of the future payments was expensed and included within interest expense, net on the condensed consolidated statements of operations for the three months ended March 31, 2023.

For the three months ended March 31, 2024, we recognized a gain of $9.2 million as compared to a gain of $1.9 million for the same period in the prior year resulting from a larger decrease in the fair value of common stock warrants outstanding. Additionally, the gain recognized for the three months ended March 31, 2024 included the decrease in fair value of the newly issued Series B Warrants, which were not outstanding during the same period in the prior year.

Liquidity and Capital Resources

We have historically funded our operations primarily with proceeds from issuances of our convertible preferred stock, issuances of our common stock, borrowings under our loan facilities, issuances of convertible promissory notes, and sales of our products and services. As of March 31, 2024, we had cash and cash equivalents of $18.4 million.

February 2023 Offering

On February 17, 2023 the Company entered into private placement investment agreements with certain investors, pursuant to which the Company issued and sold to the investors (i) an aggregate of 30,000 shares of the Company’s Series A convertible preferred stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 7,871,712 shares of the Company’s common stock, par value $0.0001 per share, (“Series A Warrants”) for an aggregate purchase price of $30.0 million.

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

Subject to certain exceptions, upon the occurrence of a fundamental change, voluntary or involuntary liquidation, dissolution or winding-up of the Company, we will be required to pay an amount per share of Series A convertible preferred stock equal to the greater of (i) one thousand dollars per share or (ii) the consideration per share of Series A convertible preferred stock as would have been payable had all such shares been converted to common stock immediately prior to the liquidation event, plus, in each case, the aggregate amount of all declared but unpaid dividends thereon to the date of final distribution to the holders of Series A convertible preferred stock.

Each of the Series A Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $4.66 per share, is immediately exercisable, and will expire on February 17, 2028. As the Series A Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $26.1 million. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $3.9 million allocated to the Series A convertible preferred stock. The Series A convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend. None of the Series A Warrants had been exercised as of March 31, 2024.

The Company incurred $2.0 million of issuance costs related to the offering. Issuance costs allocated to the preferred stock of $0.3 million were recorded as a reduction to the Series A convertible preferred stock. Issuance costs allocated to the liability classified warrants of $1.7 million were recorded as an expense within general and administrative expenses.

February 2024 Offering

On February 25, 2024 we entered into a private placement investment agreement with certain investors, pursuant to which we issued and sold to the investors (i) an aggregate of 9,250 shares of the Company’s Series B convertible preferred stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 1,799,021 shares of our common stock, par value $0.0001 per share (the “Series B Warrants”), for an aggregate purchase price of $9.3 million.

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

At any time from and after March 1, 2029, the holders of at least a majority of the then outstanding shares of Series B convertible preferred stock may specify a date and time or the occurrence of an event by vote or written consent that all, and not less than all, of the outstanding shares of Series B convertible preferred stock will automatically be: (i) converted into shares of common stock at a conversion rate of 129.6596 per share, (ii) subject to certain exceptions and limitations, redeemed for an amount per share of Series B preferred stock equal to the liquidation preference of one thousand dollars per share, plus all accrued or declared but unpaid dividends as of the redemption date and time or (iii) a combination of the foregoing.

Subject to certain exceptions, upon the occurrence of a fundamental change, voluntary or involuntary liquidation, dissolution or winding-up of the Company, we will be required to pay an amount per share of Series B convertible preferred stock equal to the greater of (i) one thousand dollars per share or (ii) the consideration per share of Series B convertible preferred stock as would have been payable had all such shares been converted to common stock immediately prior to the liquidation event, plus, in each case, the aggregate amount of all declared but unpaid dividends thereon to the date of final distribution to the holders of Series B convertible preferred stock.

Each of the Series B Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $7.7125 per share, is immediately exercisable, and will expire on March 1, 2029. As the Series B Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $6.9 million. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $2.4 million allocated to the Series B convertible preferred stock. The Series B convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on March 1, 2029. Accretion will be recorded as a deemed dividend. None of the Series B Warrants have been exercised as of March 31, 2024.

We incurred $0.4 million of issuance costs related to the offering. Issuance costs allocated to the preferred stock of $0.1 million were recorded as a reduction to the Series B convertible preferred stock. Issuance costs allocated to the liability classified warrants of $0.3 million were recorded as an expense within general and administrative expenses.

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

Since inception, we have experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $252.4 million as of March 31, 2024. During the three months ended March 31, 2024 and 2023, we had negative cash flows from operations of $3.3 million and $9.4 million, respectively. As of March 31, 2024, we had $18.4 million of cash on hand.

Recurring operating losses, negative cash flows from operations since inception, and a low cash balance relative to current obligations raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements included elsewhere in this Report are issued. The condensed consolidated financial statements included elsewhere in this Report have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

As we continue to address these financial conditions, management have undertaken the following actions:

•As described above, on February 17, 2023 we consummated a sale of preferred stock and warrants to purchase our common stock for aggregate gross proceeds of $30.0 million. On February 29, 2024, we consummated a sale of preferred stock and warrants to purchase our common stock for aggregate gross proceeds of $9.3 million.

•As described in Note 4, Long-Term Debt and Other Financing Arrangements, we have entered into amendments to our financing arrangement with SVB, which, among other revisions, (i) deferred certain payments of principal (ii) deferred the maturity of the revolving line of credit from April 22, 2024 to December 31, 2024, (iii) had SVB waive certain stated events of default, (iv) expanded the eligibility of inventory and accounts that the Company can borrow against, and (v) modified certain financial covenants required of the Company.

•During the year ended December 31, 2022, we undertook restructuring actions, which significantly reduced employee headcount and reduced operating spend. This included the reduction of consulting and outside services, the reduction of marketing programs, and the prioritization of and sequencing of research and development projects.

We have not generated sufficient cash flows from operations to satisfy our capital requirements. There can be no assurance that we will generate sufficient future cash flows from operations due to potential factors, including but not limited to inflation, recession, or reduced demand for our products. If revenues decrease from current levels, we may be unable to further reduce costs, or such reductions may limit our ability to pursue strategic initiatives and grow revenues in the future.

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

Loan and Security Agreement with Silicon Valley Bank

On November 23, 2022, we entered into the Third Amended and Restated Loan and Security Agreement (the “November 2022 LSA”) with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company ("SVB"). The November 2022 LSA amended, restated and replaced in its entirety the prior Second Amended and Restated Loan and Security Agreement, dated April 22, 2020, and all prior amendments. On March 27, 2023, we entered into the first amendment to the November 2022 LSA with SVB (the “March 2023 Amendment”), which, among certain other revisions, (i) deferred certain payments of principal by us until September 1, 2023, (ii) had SVB waive certain stated events of default, (iii) expanded the eligibility of inventory and accounts that we can borrow against, and (iv) modified certain financial covenants required of us.

On August 10, 2023, we entered into the second amendment to the November 2022 LSA with SVB (the “August 2023 Amendment”) that clarified the calculation of the financial covenants under the agreement.

On November 13, 2023, we entered into a waiver and third amendment to the November 2022 LSA with SVB (the "November 2023 Amendment") to, among other things, waive a covenant violation and to revise the adjusted EBITDA requirements for future periods.

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

As of March 31, 2024, we were in violation of the adjusted EBITDA covenant for the three months ended December 31, 2023 under the LSA. On May 10, 2024, we entered into a waiver agreement with SVB to waive this covenant violation.

Line of Credit

The LSA provides for a $10.0 million revolving line of credit (the “SVB Revolver”) as of March 31, 2024. The SVB Revolver is an asset-based lending facility subject to borrowing base availability, which is limited by specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be impacted based upon the period's eligible accounts receivable and eligible inventory, and may be significantly lower than the full $10.0 million line of credit. As of March 31, 2024 the borrowing base availability was $7.3 million.

The SVB Revolver facility matures and terminates on December 31, 2024. As of March 31, 2024, the SVB Revolver bore interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) 5.00% and (ii) the prime rate plus the prime rate margin, which is 2.25% for advances on the SVB Revolver, as defined by the LSA.

Term Loan

The LSA also provided for an $8.5 million term loan (the “Term Loan”), replacing the term loans made under the previous agreement, of which $3.5 million was outstanding as of March 31, 2024. The Term Loan amortizes with equal monthly installments of $0.5 million and matures on October 1, 2024 (the "Term Loan Maturity Date").

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

We believe that the fair value of the Term Loan approximates the recorded amount as of March 31, 2024 and December 31, 2023, as the interest rates on the long-term debt are variable and the rates are based on market interest rates (bank's prime rate) after consideration of default and credit risk (using Level 2 inputs).

Financed Insurance Premium

In July 2023, we renewed our corporate directors & officers and employment liability policies and entered into a new short-term commercial premium finance agreement with First Insurance Funding totaling $1.4 million to be paid in eleven equal monthly payments, accruing interest at a rate of 9.03%. As of March 31, 2024, the remaining principal balance on the combined financed insurance premiums was $0.5 million.

Cash Flows

The following table summarizes our cash flow (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(3.3)	$(9.4)
Net cash used in investing activities	(0.1)	—
Net cash provided by financing activities	5.2	22.9
Net change in cash and cash equivalents	$1.8	$13.5

Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $3.3 million as compared to net cash used in operating activities of $9.4 million in the prior year. The change in operating cash flows was primarily driven by a lower operating loss, which was $5.7 million for the three months ended March 31, 2024 as compared to an operating loss of $11.0 million for the same period in the prior year.

Investing Activities

For the three months ended March 31, 2024 and 2023, we used substantially no cash for investing activities, due to the prioritization of research and development projects in correlation with the restructuring actions taken during the fiscal year 2022.

Financing Activities

For the three months ended March 31, 2024 and 2023, net cash provided by financing activities was $5.2 million and $22.9 million, respectively. The decrease is primarily driven by the higher amount proceeds raised by the Series A preferred stock offering in February 2023 as compared to the proceeds raised by the Series B preferred stock offering in February 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of March 31, 2024, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting exist as of March 31, 2024.

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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.

From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. We evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigations or other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage to our reputation, and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement agreement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition and operating results. For a description of our legal proceedings, see Note 5 to our unaudited consolidated financial statements included elsewhere in this Report, which is incorporated herein by reference.
Item 1A. Risk Factors.

In addition to the information contained in this Report, you should carefully consider the risk factors disclosed in our Form 10-K, which risk factors are incorporated herein by reference, which could materially affect our business, financial condition or results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously disclosed in our Current Report on Form 8-K filed with the SEC on February 26, 2024, there were no unregistered sales of equity securities for the three months ended March 31, 2024.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01 - Entry into a Material Definitive Agreement.

On May 10, 2024, we entered into a waiver (the “Waiver”) to the Third Amended and Restated Loan and Security Agreement dated as of November 23, 2022, as amended, with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company, to, among other things, waive our violation of our minimum adjusted EBITDA requirement for the three months ended December 31, 2023.

The foregoing description of the Waiver does not purport to be complete and is subject to and qualified in its entirety by reference to the Waiver, which is attached hereto as Exhibit 10.3 to this Report and is incorporated herein by reference.

(b) None.

(c) During the three months ended March 31, 2024, no directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated "Rule 10b5-1 trading arrangements" and/or "non-Rule 10b5-1 trading arrangements" (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1†	Merger Agreement, dated as of February 15, 2021, by and among the Registrant, Project Olympus Merger Sub, Inc. and Owlet Baby Care Inc.	8-K	001-39516	2.1	2/16/2021
3.1	Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	10-K	001-39516	3.1	3/8/2024
3.2	Certificate of Designation of Series A Convertible Preferred Stock of Owlet, Inc.	8-K	001-39516	3.1	2/21/2023
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	8-K	001-39516	3.1	7/7/2023
3.4	Amended and Restated Bylaws of Owlet, Inc.	S-4	333-254888	3.4	3/31/2021
3.5	Certificate of Designation of Series B Convertible Preferred Stock of Owlet, Inc.	8-K	001-39516	3.1	3/4/2024
4.1	Warrant Agreement, dated September 14, 2020, between Sandbridge Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39516	4.1	9/18/2020
4.2	Specimen Warrant Certificate.	S-1	333-24832	4.4	9/1/2020
4.3	Form of Warrant to Purchase Class A Common Stock in connection with the February 2023 Offering.	8-K	001-39516	4.1	2/21/2023
4.4	Form of Warrant to Purchase Shares of Class A Common Stock in connection with the February 2024 Offering.	8-K	001-39516	4.1	2/26/2024
4.5	Amended and Restated Warrant to Purchase Shares of Class A Common Stock, dated February 25, 2024, by and between Owlet, Inc. and Eclipse Early Growth Fund I, L.P.	8-K	001-39516	4.2	2/26/2024
10.1	Investment Agreement, dated February 25, 2024, by and among Owlet, Inc. and the investors listed on Schedule I thereto (Series B Convertible Preferred Stock and Warrants)	8-K	001-39516	10.1	2/26/2024
10.2#	Waiver and Fourth Amendment to the Third Amended and Restated Loan and Security Agreement, dated March 8, 2024, between Silicon Valley Bank, as bank lender, and Owlet, Inc. and its subsidiary, Owlet Baby Care, Inc., as borrowers.	10-K	001-39516	10.17	3/8/2024
10.3*
Waiver and Fourth Amendment to the Third Amended and Restated Loan and Security Agreement, dated May 10, 2024, between Silicon Valley Bank, as bank lender, and Owlet, Inc. and its subsidiary, Owlet Baby Care, Inc., as borrowers.

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

Company Name

Date: May 13, 2024	By:	/s/ Kurt Workman
	Name:	Kurt Workman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Kathryn R. Scolnick
	Name:	Kathryn R. Scolnick
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)