Form 10-Q
period 2024-06-30
Owlet, Inc.
filed 2024-08-14
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 12, 2024, the registrant had 9,412,953 shares of common stock, $0.0001 par value per share, outstanding.

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
•Our failure to meet the NYSE’s continued listing requirements could result in a delisting of our common stock.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Owlet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$15,363	$16,557
Accounts receivable, net of allowance for credit losses of $542 and $3,322, respectively	16,895	13,973
Inventory	8,101	6,493
Prepaid expenses and other current assets	2,171	2,921
Total current assets	42,530	39,944
Property and equipment, net	193	377
Right of use assets, net	217	937
Intangible assets, net	2,224	2,210
Other assets	731	655
Total assets	$45,895	$44,123
Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$17,510	$13,679
Accrued and other expenses	11,550	15,051
Current portion of deferred revenues	1,242	1,166
Line of credit	9,738	9,250
Current portion of long-term and other debt	2,110	5,944
Total current liabilities	42,150	45,090
Common stock warrant liabilities	24,429	27,781
Other long-term liabilities	150	928
Total liabilities	66,729	73,799
Commitments and contingencies (Note 5)
Series A convertible preferred stock, $0.0001 par value, 27,200 and 28,628 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	9,839	7,855
Series B convertible preferred stock, $0.0001 par value; 9,250 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,756	—
Stockholders’ deficit:
Common stock, $0.0001 par value, 107,142,857 shares authorized as of June 30, 2024 and December 31, 2023; 9,099,539 and 8,797,456 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	1	1
Additional paid-in capital	220,102	218,127
Accumulated deficit	(253,532)	(255,659)
Total stockholders’ deficit	(33,429)	(37,531)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$45,895	$44,123
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$20,699	$13,088	$35,449	$23,824
Cost of revenues	10,447	7,855	18,650	14,438
Gross profit	10,252	5,233	16,799	9,386
Operating expenses:
General and administrative	6,290	6,124	12,340	14,990
Sales and marketing	3,852	3,078	7,748	6,431
Research and development	2,354	2,745	4,701	5,635
Total operating expenses	12,496	11,947	24,789	27,056
Operating loss	(2,244)	(6,714)	(7,990)	(17,670)
Other income (expense):
Interest income (expense), net	20	(52)	(141)	(2,864)
Common stock warrant liability adjustment	1,028	(1,629)	10,207	283
Other (expense) income, net	71	(67)	73	(78)
Total other (expense) income, net	1,119	(1,748)	10,139	(2,659)
Income (loss) before income tax provision	(1,125)	(8,462)	2,149	(20,329)
Income tax provision	(22)	(5)	(22)	(5)
Net income (loss) and comprehensive income (loss)	(1,147)	(8,467)	2,127	(20,334)
Accretion on convertible preferred stock	(1,535)	(1,326)	(2,863)	(1,979)
Net loss attributable to common stockholders	$(2,682)	$(9,793)	$(736)	$(22,313)
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(1.19)	$(0.08)	$(2.73)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	8,867,399	8,213,247	8,803,729	8,162,102
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2022	—	$—	—	$—	8,242,009	$1	$212,122	$(222,758)	$(10,635)
Issuance of preferred stock	30,000	3867	—	—	—	—	—	—	—
Preferred stock issuance costs	—	(253)	—	—	—	—	—	—	—
Accretion on Series A convertible preferred stock	—	653	—	—	—	—	(653)	—	(653)
Issuance of SVB Warrants (Note 4)	—	—	—	—	—	—	43	—	43
Issuance of common stock upon exercise of stock options	—	—	—	—	18,054	—	55	—	55
Issuance of common stock for restricted stock units vesting	—	—	—	—	115,257	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	15,104	—	101	—	101
Stock-based compensation	—	—	—	—	—	—	2,789	—	2,789
Net loss	—	—	—	—	—	—	—	(11,867)	(11,867)
Balance as of March 31, 2023	30,000	$4,267	—	$—	8,390,424	$1	$214,457	$(234,625)	$(20,167)
Accretion on convertible preferred stock	—	1,326	—	—	—	—	(1,326)	—	(1,326)
Issuance of common stock for restricted stock units vesting	—	—	—	—	51,259	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,644	—	2,644
Net loss	—	—	—	—	—	—	—	(8,467)	(8,467)
Balance as of June 30, 2023	30,000	$5,593	—	$—	8,441,683	$1	$215,775	$(243,092)	$(27,316)

Owlet, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Continued)
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2023	28,628	$7,855	—	$—	8,797,456	$1	$218,127	$(255,659)	$(37,531)
Issuance of preferred stock	—	—	9,250	2,394	—	—	—	—	—
Preferred stock issuance costs	—	—	—	(102)	—	—	—	—	—
Accretion on convertible preferred stock	—	1,212	—	116	—	—	(1,328)	—	(1,328)
Conversion of preferred stock	(1,178)	(332)	—	—	171,719	—	332	—	332
Issuance of common stock for restricted stock units vesting	—	—	—	—	22,437	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	22,791	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	2,227	—	2,227
Net income	—	—	—	—	—	—	—	3,274	3,274
Balance as of March 31, 2024	27,450	$8,735	9,250	$2,408	9,014,403	$1	$219,450	$(252,385)	$(32,934)
Accretion on convertible preferred stock	—	1,187	—	348	—	—	(1,535)	—	(1,535)
Conversion of preferred stock	(250)	(83)	—	—	36,443	—	83	—	83
Issuance of common stock for restricted stock units vesting	—	—	—	—	48,693	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,104	—	2,104
Net loss	—	—	—	—	—	—	—	(1,147)	(1,147)
Balance as of June 30, 2024	27,200	$9,839	9,250	$2,756	9,099,539	$1	$220,102	$(253,532)	$(33,429)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$2,127	$(20,334)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	213	530
Stock-based compensation	4,331	5,433
Provision for credit losses	(384)	55
Common stock warrant liability adjustment	(10,207)	(283)
Amortization of right of use assets	721	667
Other adjustments, net	37	39
Changes in assets and liabilities:
Accounts receivable	(2,538)	2,925
Prepaid expenses and other assets	674	4,103
Inventory	(1,608)	6,222
Accounts payable and accrued and other expenses	1,196	(16,134)
Lease liabilities	(955)	(1,335)
Other, net	(281)	1,355
Net cash used in operating activities	(6,674)	(16,757)
Cash flows from investing activities
Purchase of property and equipment	(3)	(6)
Purchase of intangible assets	(118)	(13)
Net cash used in investing activities	(121)	(19)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of $394 and $295 of paid transaction costs, respectively	8,856	29,793
Proceeds from short-term borrowings	54,181	52,531
Payments of short-term borrowings	(54,528)	(51,189)
Proceeds from long-term borrowings	—	500
Payments of long-term borrowings	(3,000)	(1,500)
Other, net	92	156
Net cash provided by financing activities	5,601	30,291
Net change in cash and cash equivalents	(1,194)	13,515
Cash and cash equivalents at beginning of period	16,557	11,231
Cash and cash equivalents at end of period	$15,363	$24,746

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

Since inception, the Company has experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $253,532 as of June 30, 2024. During the six months ended June 30, 2024 and 2023, we had negative cash flows from operations of $6,674 and $16,757, respectively. As of June 30, 2024, we had $15,363 of cash on hand.

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

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of June 30, 2024, substantially all of the Company’s cash was held with Silicon Valley Bank and Citibank, and exceeded federally insured limits. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 12, 2023, the Secretary of the Treasury, the chair of the Federal Reserve Board and the chairman of the FDIC released a joint statement related to the FDIC’s resolution of the Silicon Valley Bank receivership, which provided that all depositors would have access to all their money starting March 13, 2023. As of the issuance date of these financial statements, all cash deposited by the Company with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company, has been accessible by the Company.

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

The following table summarizes the Company's allowance for credit losses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$500	$2,948	$3,322	$3,013
Charges to expense	4	(28)	(384)	55
Charges to revenue	38	69	94	49
Write-offs	$—	$(91)	$(2,490)	$(219)
Ending balance	$542	$2,898	$542	$2,898

Write-offs for the six months ended June 30, 2024 related to a settlement agreement with a former retailer for past due receivables which had previously been charged to the provision for credit losses in a prior period. A benefit was recognized during the six months ended June 30, 2024, which represented a partial recovery of the past due receivables in connection with the settlement.

Inventory

Substantially all of the Company’s inventory consisted of finished goods as of June 30, 2024 and December 31, 2023.

Property and Equipment, net

Property and equipment consisted of the following as of:

	June 30, 2024	December 31, 2023
Tooling and manufacturing equipment	$2,633	$2,632
Furniture and fixtures	609	639
Computer equipment	335	348
Software	106	106
Leasehold improvements	35	35
Total property and equipment	3,718	3,760
Less accumulated depreciation and amortization	(3,525)	(3,383)
Property and equipment, net	$193	$377

Depreciation and amortization expense on property and equipment was $90 and $225 for the three months ended June 30, 2024 and June 30, 2023, respectively. For the three months ended June 30, 2024 and June 30, 2023, the Company allocated $84 and $148, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment and software to cost of revenues.

Depreciation and amortization expense on property and equipment was $184 and $500 for the six months ended June 30, 2024 and June 30, 2023, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company allocated $169 and $330, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment and software to cost of revenues.

Intangible Assets Subject to Amortization

Intangible assets were $2,224, net of accumulated amortization of $310 as of June 30, 2024, and $2,210, net of accumulated amortization of $280, as of December 31, 2023.

Capitalized software development costs were $1,873 on June 30, 2024 and December 31, 2023. The Company’s internally developed software capitalized within intangible assets on the balance sheet is still in development and not ready for general release. As such, the Company has not recognized any amortization for the three or six months ended June 30, 2024 or 2023.

The Company did not recognize any impairment charges for intangible assets during the three or six months ended June 30, 2024 or 2023.

Accrued and Other Expenses

Accrued and other expenses, among other things, included accrued sales returns of $998 and $2,919 as of June 30, 2024 and December 31, 2023, respectively.

Changes in accrued warranty were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Accrued warranty, beginning of period	$768	$592	$782	$712
Provision for warranties issued during the period	260	81	437	116
Settlements of warranty claims during the period	(185)	(82)	(376)	(237)
Accrued warranty, end of period	$843	$591	$843	$591

Preferred Stock

The Company is authorized to issue up to 10,741,071 shares of $0.0001 par value preferred stock, of which 36,450 and 28,628 shares were outstanding as of June 30, 2024 and December 31, 2023, respectively. See Note 7 - Convertible Preferred Stock and Common Stock Warrants of this Report for more information.
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

Changes in the total deferred revenues balance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$1,280	$1,257	$1,302	$1,386
Deferral of revenues	716	480	1,237	820
Recognition of deferred revenues	(606)	(514)	(1,149)	(983)
Ending balance	$1,390	$1,223	$1,390	$1,223

The Company recognized $491 and $456 of revenue during the three months ended June 30, 2024 and 2023, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

The Company recognized $802 and $797 of revenue during the six months ended June 30, 2024 and 2023, respectively, that was included in the deferred revenue balance at the beginning of the respective period. Revenue for the six months ended June 30, 2024 includes $330 relating to the correction of immaterial misstatements from previous periods.

Note 4. Long-Term Debt and Other Financing Arrangements

The following is a summary of the Company’s long-term and other indebtedness as of:

	June 30, 2024	December 31, 2023
Term note payable to SVB, maturing on October 1, 2024	$2,000	$5,000
Financed insurance premium	110	944
Total debt	2,110	5,944
Less: current portion	(2,110)	(5,944)
Total long-term debt, net	$—	$—

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

On May 10, 2024, the Company entered into a waiver agreement with SVB to waive a covenant violation of the adjusted EBITDA covenant for the three months ended December 31, 2023.

As of June 30, 2024, the Company was in compliance with all applicable covenants under the LSA.

Line of Credit

The LSA provides for a $10,000 revolving line of credit (the “SVB Revolver”) as of June 30, 2024. The SVB Revolver is an asset-based lending facility subject to borrowing base availability, which is limited by specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be impacted based upon the period’s eligible accounts receivable and eligible inventory and may be significantly lower than the full $10,000 line of credit. As of June 30, 2024 the borrowing base availability was $9,738.

The SVB Revolver facility matures and terminates on December 31, 2024. As of June 30, 2024, the SVB Revolver bore interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) 5.00% and (ii) the prime rate plus the prime rate margin, which is 2.25% for advances on the SVB Revolver, as defined by the LSA. As of June 30, 2024 there was $9,738 of outstanding borrowings under the SVB Revolver.

Term Loan

The LSA also provided for an $8,500 term loan (the “Term Loan”), replacing the term loans made under the previous agreement, of which $2,000 was outstanding as of June 30, 2024. The Term Loan amortizes with equal monthly installments of $500 and matures on October 1, 2024 (the "Term Loan Maturity Date").

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

The Company believes that the fair value of the Term Loan approximates the recorded amount as of June 30, 2024 and December 31, 2023, as the interest rates on the long-term debt are variable and the rates are based on market interest rates (bank’s prime rate) after consideration of default and credit risk (using Level 2 inputs).

Financed Insurance Premiums

In 2023, the Company renewed its corporate directors & officers and employment liability policies and entered into several new short-term commercial premium finance agreements with First Insurance Funding totaling $1,421 to be paid within one year, accruing interest at a weighted average rate of 9.0%. As of June 30, 2024, the remaining principal balance on the combined financed insurance premiums was $110.

Future Aggregate Maturities

As of June 30, 2024, future aggregate maturities of the Term Note and Financed Insurance Premium payables were as follows:

Years Ending December 31,	Amount
2024	2,110
Total	$2,110

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

On September 8, 2023, the Court ruled that while the Butala and Cherian cases were consolidated, there would be two distinct and separate classes to represent the Section 10(b) Claims and Section 14(a) Claims, respectively, and appointed lead plaintiffs and lead counsel for each class. Amended complaints were filed for each class on November 21, 2023, and then further amended in consolidated filings on December 22, 2023. The Company intends to vigorously defend itself against these claims, and filed motions to dismiss the complaints on February 9, 2024 on behalf of itself and the named officers and directors. The plaintiffs filed oppositions to the motions to dismiss on March 24, 2024, and the Company filed replies in support of the motions to dismiss on May 10, 2024. On August 5, 2024, the Court denied Owlet’s and its officers’ motions to dismiss the Section 10(b) Claims and the Section 14(a) Claims. The Court has yet to enter a scheduling order for the case.

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

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$1,234	$1,461	$2,517	$2,897
Sales and marketing	367	476	711	968
Research and development	503	707	1,103	1,568
Total stock-based compensation	$2,104	$2,644	$4,331	$5,433

There was no stock-based compensation capitalized during the three or six months ended June 30, 2024 or 2023.

As of June 30, 2024, the Company had $482 of unrecognized stock-based compensation costs related to non-vested options that will be recognized over a weighted-average period of 0.5 years, $6,500 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted-average period of 1.9 years, and $257 of unrecognized stock-based compensation costs related to unvested PRSUs that will be recognized over a weighted-average period of 1.5 years.

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

Each of the Series A Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $4.66 per share, is immediately exercisable, and will expire on February 17, 2028. As the Series A Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $26,133. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $3,867 allocated to the Series A convertible preferred stock. The Series A convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend. None of the Series A Warrants have been exercised as of June 30, 2024.

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

Each of the Series B Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $7.7125 per share, is immediately exercisable, and will expire on March 1, 2029. As the Series B Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $6,856. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $2,394 allocated to the Series B convertible preferred stock. The Series B convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on March 1, 2029. Accretion will be recorded as a deemed dividend. None of the Series B Warrants have been exercised as of June 30, 2024.

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

The following table summarizes issuable shares of the Company’s common stock based on warrant activity for the six months ended June 30, 2024:

	As of December 31, 2023	Shares Issuable by New Warrants	Shares Purchased by Exercise	As of June 30, 2024
SBG Public Warrants	821,428	—	—	821,428
SBG Private Placement Warrants	471,428	—	—	471,428
Series A Warrants	7,871,712	—	—	7,871,712
Series B Warrants	—	1,799,021	—	1,799,021
SVB Warrants (Note 4)	10,714	—	—	10,714
Total	9,175,282	1,799,021	—	10,974,303

Note 8.  Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2024
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$15,232	$—	$—	$15,232
Total assets	$15,232	$—	$—	$15,232
Liabilities:
SBG Public Warrants	$—	$—	$18	$18
SBG Private Placement Warrants	—	—	10	10
Series A Warrants	—	—	19,986	19,986
Series B Warrants	—	—	4,415	4,415
Total liabilities	$—	$—	$24,429	$24,429

	December 31, 2023
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$16,489	$—	$—	$16,489
Total assets	$16,489	$—	$—	$16,489
Liabilities:
SBG Public Warrants	$—	$—	$61	$61
SBG Private Placement Warrants	—	—	35	35
Series A Warrants	$—	$—	$27,685	$27,685
Total liabilities	$—	$—	$27,781	$27,781

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The SBG Public Warrants and SBG Private Placement Warrants as of June 30, 2024 and December 31, 2023 are presented in Level 3 of the fair value hierarchy. On June 15, 2023, the Company received notice from the New York Stock Exchange (the “NYSE”) that the NYSE had halted trading in the SBG Public Warrants due to the low trading price of those warrants. On June 16, 2023, the NYSE provided written notice to the Company and publicly announced that NYSE Regulation had determined to commence proceedings to delist the SBG Public Warrants and that such warrants were no longer suitable for listing based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. As such, these instruments are no longer valued using quoted market prices and correspondingly, the SBG Private Placement Warrants can no longer be valued based on a quoted market price of the SBG Public Warrants. The Company measured the fair value of both the SBG Public Warrants and the SBG Private Placement Warrants as of June 30, 2024 and December 31, 2023 using the Black-Scholes option pricing model with the following assumptions:

SBG Common Stock Warrants - Black-Scholes Inputs	June 30, 2024	December 31, 2023
OWLT stock price	$4.12	$5.28
Exercise price of warrants	$161.00	$161.00
Term in years	2.04	2.54
Risk-free interest rate	4.70%	4.11%
Volatility	90.00%	85.00%

The Series A Warrants are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

The Company measured the fair value of the Series A Warrants as of June 30, 2024 and December 31, 2023, using the Black-Scholes option pricing model with the following assumptions:

Series A Warrants - Black-Scholes Inputs	June 30, 2024	December 31, 2023
OWLT stock price	$4.12	$5.28
Exercise price of warrants	$4.66	$4.66
Term in years	3.63	4.13
Risk-free interest rate	4.46%	3.91%
Volatility	90.00%	85.00%

The Series B Warrants are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

The Company measured the fair value of the Series B Warrants at issuance and again as of June 30, 2024, using the Black-Scholes option pricing model with the following assumptions:

Series B Warrants - Black-Scholes Inputs	June 30, 2024	February 29, 2024
OWLT stock price	$4.12	$5.68
Exercise price of warrants	$7.71	$7.71
Term in years	4.66	5.00
Risk-free interest rate	4.36%	4.26%
Volatility	90.00%	90.00%

The following table presents a reconciliation of the Company’s SBG Public Warrants, SBG Private Placement Warrants, Series A Warrants, and Series B Warrants (together, the “Level 3 Warrants”) measured at fair value on a recurring basis as of June 30, 2024:

Level 3 Warrants
Balance as of December 31, 2023	$27,781
Issuance of Series B Warrants	6,855
Change in fair value included within common stock warrant liability adjustment	(10,207)
Balance as of June 30, 2024	$24,429

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

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) and comprehensive loss	$(1,147)	$(8,467)	$2,127	$(20,334)
Accretion on convertible preferred stock	(1,535)	(1,326)	(2,863)	(1,979)
Net loss attributable to common stockholders (1)	$(2,682)	$(9,793)	$(736)	$(22,313)
Denominator:
Weighted-average common shares used in computed net loss per share attributable to common stockholders basic and diluted	8,867,399	8,213,247	8,803,729	8,162,102
Net loss per share attributable to common stockholders basic and diluted	$(0.30)	$(1.19)	$(0.08)	$(2.73)

(1) For the three and six months ended June 30, 2024 and 2023, the Company did not allocate its net loss to participating convertible preferred stock as those shares are not obligated to share in the losses of the Company.

The following table summarizes the common stock equivalents of potentially dilutive outstanding securities excluded from the computation of diluted net income (loss) per share due to their anti-dilutive effect:

	As of June 30,
	2024	2023
Stock options	361,723	473,240
RSUs	1,479,657	299,646
PRSUs	71,428	79,803
ESPP shares committed	36,534	28,721
Common stock warrants	10,974,303	9,175,289
Convertible preferred stock	5,164,359	4,373,178
Total	18,088,004	14,429,877

The Company’s 200,536 unvested earnout shares, described in Part II, Item 8 "Financial Statements and Supplementary Data - Note 9 to the Consolidated Financial Statements - Convertible Preferred Stock, Warrants, and Earnout Shares" in the 2023 Form 10-K, were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of June 30, 2024.

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

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$15,893	$11,834	$28,794	$21,377
United Kingdom	2,109	674	2,965	1,136
Other	2,697	580	3,690	1,311
Total revenues	$20,699	$13,088	$35,449	$23,824

Other than the United States and the United Kingdom, no individual country exceeded 10% of total revenues for the three or six months ended June 30, 2024 and June 30, 2023.

The Company’s long-lived assets are composed of property and equipment and right of use assets, net, and are summarized by geographic area as follows as of (in thousands):

	June 30, 2024	December 31, 2023
United States	$258	$998
International	152	316
Total long-lived assets, net	$410	$1,314

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

Operating Expenses

General and Administrative. General and administrative expenses consist primarily of salaries, benefits, stock-based compensation, and bonuses for finance and accounting, legal, human resources and administrative executives and employees; third-party legal, accounting, customer service, software, and other professional services; corporate travel and entertainment; depreciation and amortization of property and equipment; and facilities rent.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated in millions (note that amounts within this Item 2 shown in millions may not sum due to rounding):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024		2023
Revenues	$20.7	$13.1	$35.4		$23.8
Cost of revenues	10.4	7.9	18.7		14.4
Gross profit	10.3	5.2	16.8		9.4
Operating expenses:
General and administrative	6.3	6.1	12.3		15.0
Sales and marketing	3.9	3.1	7.7		6.4
Research and development	2.4	2.7	4.7		5.6
Total operating expenses	12.5	11.9	24.8		27.1
Operating loss	(2.2)	(6.7)	(8.0)		(17.7)
Other income (expense):
Interest expense, net	—	(0.1)	(0.1)		(2.9)
Common stock warrant liability adjustment	1.0	(1.6)	10.2		0.3
Other income (expense), net	0.1	(0.1)	0.1		(0.1)
Total other income (expense), net	1.1	(1.7)	10.1		(2.7)
Loss before income tax provision	(1.1)	(8.5)	2.1		(20.3)
Income tax provision	0.0	0.0	0.0	—	0.0
Net loss and comprehensive loss	(1.1)	(8.5)	2.1		(20.3)
Accretion on convertible preferred stock	(1.5)	(1.3)	(2.9)		(2.0)
Net loss attributable to common stockholders	$(2.7)	$(9.8)	$(0.7)		$(22.3)

Revenues

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Revenues	$20.7	$13.1	$7.6	58.2%	$35.4	$23.8	$11.6	48.8%

Revenues increased by $7.6 million, or 58.2%, from $13.1 million for the three months ended June 30, 2023 to $20.7 million for the three months ended June 30, 2024. The increase was primarily due to higher sales of Owlet Sock products, reflecting an increase in consumer demand across all sales channels as compared to the same period in the prior year.

Revenues increased by $11.6 million, or 48.8%, from $23.8 million for the six months ended June 30, 2023 to $35.4 million for the six months ended June 30, 2024. The increase was primarily due to higher sales of Owlet Sock products, reflecting an increase in consumer demand across all sales channels as compared to the same period in the prior year.

Cost of Revenues and Gross Profit

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Cost of revenues	$10.4	$7.9	$2.6	33.0%	$18.7	$14.4	$4.2	29.2%
Gross profit	$10.3	$5.2	$5.0	95.9%	$16.8	$9.4	$7.4	79.0%
Gross margin	49.5%	40.0%			47.4%	39.4%

Cost of revenues increased by $2.6 million, or 33.0%, from $7.9 million for the three months ended June 30, 2023 to $10.4 million for the three months ended June 30, 2024. The increase was primarily due to the increase in product sales. Gross margin increased from 40.0% for the three months ended June 30, 2023 to 49.5% for the three months ended June 30, 2024 primarily due to higher revenue and lower direct product and fulfillment costs.

Cost of revenues increased by $4.2 million, or 29.2%, from $14.4 million for the six months ended June 30, 2023 to $18.7 million for the six months ended June 30, 2024. The increase was primarily due to the increase in product sales. Gross margin increased from 39.4% for the six months ended June 30, 2023 to 47.4% for the six months ended June 30, 2024 primarily due to higher revenue and lower direct product and fulfillment costs.

General and Administrative

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
General and administrative	$6.3	$6.1	$0.2	2.7%	$12.3	$15.0	$(2.7)	(17.7%)

General and administrative expense increased by $0.2 million, or 2.7%, from $6.1 million for the three months ended June 30, 2023 to $6.3 million for the three months ended June 30, 2024. The increase was driven primarily by higher spend on outside consulting services, partially offset by lower cost of corporate insurance due to more favorable rates as compared to the same period in the prior year.

General and administrative expense decreased by $2.7 million, or 17.7%, from $15.0 million for the six months ended June 30, 2023 to $12.3 million for the six months ended June 30, 2024. The decrease was driven primarily by lower spend on outside consulting services, including lower transactions costs, and lower cost of corporate insurance due to more favorable rates as compared to the same period in the prior year.

Sales and Marketing

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Sales and marketing	$3.9	$3.1	$0.8	25.1%	$7.7	$6.4	$1.3	20.5%

Sales and marketing expense increased by $0.8 million, or 25.1%, from $3.1 million for the three months ended June 30, 2023 to $3.9 million for the three months ended June 30, 2024. The increase was driven by higher spend on digital advertising and retail marketing, as well as higher compensation expense due to increased sales and marketing headcount and sales commissions as compared to the same period in the prior year.

Sales and marketing expense increased by $1.3 million, or 20.5%, from $6.4 million for the six months ended June 30, 2023 to $7.7 million for the six months ended June 30, 2024. The increase was driven by higher spend on digital advertising and retail marketing, as well as higher compensation expense due to increased sales and marketing headcount and sales commissions as compared to the same period in the prior year.

Research and Development

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Research and development	$2.4	$2.7	$(0.4)	(14.2%)	$4.7	$5.6	$(0.9)	(16.6%)

Research and development expense decreased by $0.4 million, or 14.2%, from $2.7 million for the three months ended June 30, 2023 to $2.4 million for the three months ended June 30, 2024. The decrease was primarily driven by lower compensation expense from reduced research and development headcount as a result of the restructuring actions initiated in 2022.

Research and development expense decreased by $0.9 million, or 16.6%, from $5.6 million for the six months ended June 30, 2023 to $4.7 million for the six months ended June 30, 2024. The decrease was primarily driven by lower compensation expense from reduced research and development headcount as a result of the restructuring actions initiated in 2022.

Other Income (Expense)

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Interest expense, net	$—	$(0.1)	$(0.1)	138.5%	$(0.1)	$(2.9)	$2.7	(95.1%)
Common stock warrant liability adjustment	$1.0	$(1.6)	$2.7	(163.1%)	$10.2	$0.3	$9.9	3,506.7%
Other income, net	$0.1	$(0.1)	$0.1	(206.0%)	$0.1	$(0.1)	$0.2	(193.6%)

Interest expense was mostly flat for the three months ended June 30, 2024 as compared to the same period in the prior year.

For the three months ended June 30, 2024, we recognized a gain of $1.0 million as compared to a loss of $1.6 million for the same period in the prior year resulting from a decrease in the fair value of common stock warrants outstanding. Additionally, the gain recognized for the three months ended June 30, 2024 included the decrease in fair value of the newly issued Series B Warrants, which were not outstanding during the same period in the prior year.

Interest expense decreased by $2.7 million, from $2.9 million for the six months ended June 30, 2023 to $0.1 million for the six months ended June 30, 2024. As described in Note 5, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Report, we entered into an agreement with a significant vendor to pay $3.0 million of interest over 36 months with respect to past due payables. The present value of the future payments was expensed and included within interest expense, net on the condensed consolidated statements of operations for the six months ended June 30, 2023.

For the six months ended June 30, 2024, we recognized a gain of $10.2 million as compared to a gain of $0.3 million for the same period in the prior year resulting from a larger decrease in the fair value of common stock warrants outstanding. Additionally, the gain recognized for the six months ended June 30, 2024 included the decrease in fair value of the newly issued Series B Warrants, which were not outstanding during the same period in the prior year.

Liquidity and Capital Resources

We have historically funded our operations primarily with proceeds from issuances of our convertible preferred stock, issuances of our common stock, borrowings under our loan facilities, issuances of convertible promissory notes, and sales of our products and services. As of June 30, 2024, we had cash and cash equivalents of $15.4 million.

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

Each of the Series A Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $4.66 per share, is immediately exercisable, and will expire on February 17, 2028. As the Series A Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $26.1 million. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $3.9 million allocated to the Series A convertible preferred stock. The Series A convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend. None of the Series A Warrants had been exercised as of June 30, 2024.

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

Each of the Series B Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $7.7125 per share, is immediately exercisable, and will expire on March 1, 2029. As the Series B Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $6.9 million. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $2.4 million allocated to the Series B convertible preferred stock. The Series B convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on March 1, 2029. Accretion will be recorded as a deemed dividend. None of the Series B Warrants have been exercised as of June 30, 2024.

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

Since inception, we have experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $253.5 million as of June 30, 2024. During the six months ended June 30, 2024 and 2023, we had negative cash flows from operations of $6.7 million and $16.8 million, respectively. As of June 30, 2024, we had $15.4 million of cash on hand.

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

On May 10, 2024, the Company entered into a waiver agreement with SVB to waive a covenant violation of the adjusted EBITDA covenant for the three months ended December 31, 2023.

As of June 30, 2024, the Company was in compliance with all applicable covenants under the LSA.

Line of Credit

The LSA provides for a $10.0 million revolving line of credit (the “SVB Revolver”) as of June 30, 2024. The SVB Revolver is an asset-based lending facility subject to borrowing base availability, which is limited by specified percentages of eligible accounts receivable and eligible inventory. Borrowing base availability can be impacted based upon the period's eligible accounts receivable and eligible inventory, and may be significantly lower than the full $10.0 million line of credit. As of June 30, 2024 the borrowing base availability was $9.7 million.

The SVB Revolver facility matures and terminates on December 31, 2024. As of June 30, 2024, the SVB Revolver bore interest on the outstanding principal amount at a floating rate per annum equal to the greater of (i) 5.00% and (ii) the prime rate plus the prime rate margin, which is 2.25% for advances on the SVB Revolver, as defined by the LSA.

Term Loan

The LSA also provided for an $8.5 million term loan (the “Term Loan”), replacing the term loans made under the previous agreement, of which $2.0 million was outstanding as of June 30, 2024. The Term Loan amortizes with equal monthly installments of $0.5 million and matures on October 1, 2024 (the "Term Loan Maturity Date").

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

We believe that the fair value of the Term Loan approximates the recorded amount as of June 30, 2024 and December 31, 2023, as the interest rates on the long-term debt are variable and the rates are based on market interest rates (bank's prime rate) after consideration of default and credit risk (using Level 2 inputs).

Financed Insurance Premium

In July 2023, we renewed our corporate directors & officers and employment liability policies and entered into a new short-term commercial premium finance agreement with First Insurance Funding totaling $1.4 million to be paid in eleven equal monthly payments, accruing interest at a rate of 9.0%. As of June 30, 2024, the remaining principal balance on the combined financed insurance premiums was $0.1 million.

Cash Flows

The following table summarizes our cash flow (in millions):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(6.7)	$(16.8)
Net cash used in investing activities	(0.1)	—
Net cash provided by financing activities	5.6	30.3
Net change in cash and cash equivalents	$(1.2)	$13.5

Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities was $6.7 million as compared to net cash used in operating activities of $16.8 million in the prior year. The change in operating cash flows was primarily driven by a lower operating loss, which was $8.0 million for the six months ended June 30, 2024 as compared to an operating loss of $17.7 million for the same period in the prior year.

Investing Activities

For the six months ended June 30, 2024 and 2023, we used substantially no cash for investing activities, due to the prioritization of research and development projects in correlation with the restructuring actions taken during the fiscal year 2022.

Financing Activities

For the six months ended June 30, 2024 and 2023, net cash provided by financing activities was $5.6 million and $30.3 million, respectively. The decrease is primarily driven by the higher amount proceeds raised by the Series A preferred stock offering in February 2023 as compared to the proceeds raised by the Series B preferred stock offering in February 2024. Additionally, the Company made payments on the Term Loan totaling $3.0 million during the six months ended June 30, 2024, compared to payments totaling $1.5 million during the six months ended June 30, 2023.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of June 30, 2024, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting exist as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

Our business, financial condition and operating results can be affected by a number of factors, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. "Risk Factors" in our Form 10-K, as supplemented by the risk factors below. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

Risks Related to Our Business and Operations

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

We currently sell Smart Sock and Dream Sock in certain countries outside of the U.S., and we have not obtained medical device marketing authorizations, approvals, or certifications from any governmental authority or notified body, other than from the U.S. Food and Drug Administration ("FDA") for Dream Sock and BabySat and from the notified body BSI under European Union (“EU”) and United Kingdom (“UK”) EU Medical Devices Regulation (2017/745 or “MDR”) for Dream Sock. In response to inquiries from the FDA and regulatory authorities in other jurisdictions regarding the marketing of Smart Sock and Dream Sock (in the case of the FDA, prior to ceasing distribution of Smart Sock and prior to our recent marketing authorization for Dream Sock Health Notifications features), we had communicated our beliefs that such products are not medical devices that require medical device or similar marketing authorization or certification from such other regulatory authorities or notified bodies. However, certain regulatory authorities had expressed that they did not agree with that conclusion and in some instances required us to obtain marketing authorization, such as a clearance or approval, or other certification to continue to sell the product.

For example, Owlet has been corresponding with the Medical Devices Directorate, Canada's medical device regulatory authority within Health Canada, regarding the device classification requirements of Smart Sock and Dream Sock. As a result of these exchanges, Owlet ceased selling and advertising Smart Sock in Canada on December 10, 2021. We have, however, marketed and sold Dream Sock in Canada since January 2022. Health Canada, the regulatory authority responsible for the Canadian medical device market, initially asserted that Dream Sock was a medical device that can no longer be sold in Canada unless a relevant license has been issued. In the second half of 2022, we responded with our position that Dream Sock is not a medical device, and Health Canada has not affirmatively concluded that it agrees or disagrees with our position. If Health Canada does not agree with our position, we may be required to cease distribution of the product into the Canadian market and may be subject to enforcement action.

Obtaining and maintaining authorization or certification to sell any of our products as medical devices is a time-consuming and costly process and we may be precluded from selling such products if we are required to obtain marketing authorization, such as a clearance or approval, or other certification, and maintain such authorizations if received. The path to market varies among international jurisdictions and may require additional or different product testing than required to obtain FDA marketing authorization. Certifications or marketing authorizations from one foreign regulatory authority or notified body does not ensure certification or marketing authorization by any other foreign regulatory authority or notified body or by the FDA. If we fail to receive necessary certifications or marketing authorizations to commercialize our products in any jurisdictions on a timely basis, or at all, or if we later lose such certifications or marketing authorizations, our business, financial condition and results of operations could be adversely affected. Furthermore, regulatory requirements may change from time to time, which could adversely affect our ability to market new products and services, or continue to market existing products and services. Moreover, even if granted, a marketing authorization or certification could require conditions to sale, such as a prescription requirement. If regulatory authorities require such marketing authorization, including clearance or approval, or other certifications for the products that we sell, we could be subject to regulatory enforcement action, time-consuming and costly marketing authorization and certification application processes, or required to cease selling or to recall the product in the corresponding jurisdiction pending receipt of such marketing authorization or certification. We also could be required to modify the product’s functionality or limit our marketing claims for the product, whether or not we obtain such marketing authorization or other required certification. In any such event, our business could be substantially harmed.

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

Additionally, in the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. In November 2021, two putative class action complaints were filed against us in the U.S. District Court for the Central District of California. Both complaints alleged violations of the Exchange Act against the Company and certain of our officers and directors on behalf of a putative class of investors who: (a) purchased the Company’s common stock between March 31, 2021 and October 4, 2021 (“Section 10(b) Claims”); or (b) held common stock in SBG as of June 1, 2021, and were eligible to vote at SBG's special meeting held on July 14, 2021 (“Section 14(a) Claims”). Both complaints allege, among other things, that we and certain of our officers and directors made false and/or misleading statements and failed to disclose certain information regarding the FDA’s likely classification of the Owlet Smart Sock as a medical device requiring marketing authorization. On September 8, 2023, the Court ruled that while the two cases were consolidated, there would be two distinct and separate classes to represent the Section 10(b) Claims and Section 14(a) Claims, respectively, and appointed lead plaintiffs and lead counsel. An amended complaint was filed for both classes on November 21, 2023, and then further amended and consolidated filings by the plaintiffs’ counsel on December 22, 2023. The Company intends to vigorously defend itself against these claims and filed on February 9, 2024 motions to dismiss the cases in response to these complaints, on behalf of itself and the named officers and directors. The plaintiffs filed oppositions to the motions to dismiss on March 24, 2024, and the Company filed replies in support of the motions to dismiss on May 10, 2024. On August 5, 2024, the Court denied Owlet’s and its officers’ motions to dismiss the Section 10(b) Claims and the Section 14(a) Claims. The Court has yet to enter a scheduling order for the case. These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could have a material adverse effect on our business, financial condition, results of operations or stock price.

Risks Related to Regulation of Our Industry and Products

Marketing authorization for our prescription-required BabySat pediatric monitor does not ensure commercial success of this product. Successful commercialization of this product will require us to implement processes, procedures and operations necessary to market and sell medical devices. We may not be successful in implementing these conditions, which could subject us to new risks.

In June 2023, we received our first medical device marketing authorization with the 510(k) clearance from the FDA for BabySat, a prescription use-only pulse oximeter indicated for use in the home environment that measures and displays functional oxygen saturation of arterial hemoglobin and pulse rate and for spot-checking and/or continuous monitoring of well-perfused patients greater than one month old up to 18 months old and weighing between 6 and 30 pounds. In order to market and distribute BabySat or other similar medical devices, we will need to modify certain of our internal business operations so that they comply with medical device requirements and to enable distribution of the product in accordance with the limitations of use described in our marketing authorizations. For example, as the 510(k) clearance for BabySat limits distribution of this product to prescription use-only, we will be unable to utilize the direct-to-consumer model we use to distribute Dream Sock and Owlet Cam (as well as Smart Sock, in certain countries outside of the U.S.). Though we are currently exploring several new distribution channels, including working with durable medical equipment distributors, healthcare institutions, and other healthcare payor and provider channels, we may not be successful in identifying, or implementing with our current resources, an appropriate distribution channel for BabySat. Further, even though we have received FDA clearance for BabySat, we will still need to demonstrate the business and clinical rationale and justifications of this product in order for healthcare institutions and providers to be convinced of the need to prescribe it, and we may not be successful in these efforts.

We are required to maintain authorizations or certifications for our prescription-required BabySat pediatric monitor in the U.S. and for our Dream Sock with Health Notifications in the U.S., EU and UK in order to continue commercializing and selling these products in the named jurisdictions. Failure to maintain such authorizations or certifications on a timely basis, or at all, could severely harm our business.

In June 2023, we received 510(k) clearance from the FDA for BabySat, a prescription use-only pulse oximeter indicated for use in the home environment designed to measure and display functional oxygen saturation of arterial hemoglobin and pulse rate and for spot-checking and/or continuous monitoring of well-perfused patients greater than one month old up to 18 months old and weighing between 6 and 30 pounds. In November 2023, we obtained de novo classification from the FDA for Dream Sock with Health Notifications. As such, both of these products are regulated as medical devices by the FDA, and we must continue to maintain compliance with medical device requirements with respect to the manufacture, sale, marketing, and distribution of these products.

The FDA’s interpretations of its laws and regulations are subject to change. If the FDA changes its policy or concludes that the marketing of any of our products is not in accordance with current policies, regulations or statutory requirements, or if the FDA changes its applicable policies or if changes are introduced to applicable laws or regulations, we may be required to seek clearance or approval or other marketing authorization for these products. If we do not timely comply with updated policies or requirements, we may not be permitted to continue marketing these products until marketing authorization is obtained, or may be the subject of regulatory enforcement actions or recalls. In addition, if safety or effectiveness problems are later identified by the FDA with any of our medical device products, we may need to initiate a product recall.

In March 2024 we received EU MDR certification for Dream Sock in the EU, and in May 2024 we received UKCA MDR certification for Dream Sock in the UK. We are currently marketing and selling Dream Sock in these jurisdictions.

In order to continue to sell medical devices in the EU, products must comply with the general safety and performance requirements of the EU MDR. Continued compliance with these requirements is a prerequisite to be able to affix the European Conformity (“CE”) mark to medical devices, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the MDR including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, We have undergone a conformity assessment in the form of a technical file review conducted by our notified body. Upon completion of the technical file review the notified body issued a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The aforementioned EU rules are generally applicable in the EEA. Non-compliance with the above requirements would also prevent us from continued sales of medical devices in these countries.

Following Brexit, EU laws no longer apply directly in Great Britain. The regulations on medical devices in The UK continue to be based largely on the three EU Directives which preceded the EU MDR, as implemented into national law. However, under the terms of the Protocol on Ireland/Northern Ireland, the EU MDR does apply to Northern Ireland. Consequently, there are currently different regulations in place in the UK as compared to both Northern Ireland and the EU, respectively. Ongoing compliance with both sets of regulatory requirements may result in increased costs for our business.

In addition, quality system certifications, both ISO 13485 and MDSAP requirements must be maintained as evidence of ongoing compliance for continued sales of medical devices in the US, EU and UK. We undergo an annual assessment by our notified body of the application of the quality system requirements regarding design and development, product risk profiles and post market surveillance. Failure to maintain the quality system certifications could result in regulatory enforcement action, and/or suspension of sales pending corrective action.

As we expand into international markets, we will be required to obtain and maintain regulatory authorizations, including clearances or approvals, or other certifications in order to commercialize certain of our products in certain international markets. Failure to obtain such regulatory authorizations or certifications in relevant foreign jurisdictions may prevent us from marketing medical device products abroad.

We currently market and intend to continue to market our products and services internationally. We expect certain of our pipeline products to be regulated as medical devices, and we have received communications from certain regulatory authorities inquiring as to the regulatory status of our Smart Sock, and whether such product is regulated as a medical device in such jurisdictions. In these communications, some regulatory authorities have asserted that Smart Sock is a medical device that must comply with medical device requirements in those jurisdictions. See our risk factor titled, “If any governmental authority or notified body were to require marketing authorization or similar certification for any product that we sell for which we have not obtained such marketing authorization or certification, we could be subject to regulatory enforcement actions and/or be required to cease selling or recall the product pending receipt of marketing authorization or similar certification from such other governmental authority or notified body, which can be a lengthy and time-consuming process, harm financial results and have long-term negative effects on our operations.

Risks Related to Our Common Stock and Warrants

Our failure to meet the NYSE’s continued listing requirements could result in a delisting of our common stock.

If we fail to satisfy the NYSE's continued listing requirements, the NYSE may take steps to delist our common stock. For example, in April 2023, we were notified by NYSE that we were not in compliance with Section 802.01B of the NYSE Listed Company Manual as the average global market capitalization of our common stock over a consecutive 30 trading-day period and, at the same time, our last reported stockholders’ equity were each less than $50 million. In May 2023, we submitted a business plan advising the NYSE of the definitive actions we had taken as of the date of that submission and were planning on taking in order to bring us into compliance with NYSE continued listing standards within 18 months of receipt of the NYSE Notification (the “Cure Period”). The plan was accepted by the NYSE in July 2023. We have taken and intend to take further actions to facilitate compliance with the global market capitalization requirement under the NYSE rules. There can be no assurance, however, that we will be able to achieve the actions identified in our plan or that we may otherwise take to regain compliance or that those actions will result in our market capitalization equaling or exceeding $50 million within the Cure Period. Even if we regain compliance, there can be no assurance that we will be able to maintain compliance with these or any other NYSE listing requirements.

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

Additionally, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our common stock were no longer listed on the NYSE or any other national exchange, our common stock would not qualify as covered securities under such statute, and we would be subject to regulation in each state in which we offer our securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities for the three months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.

(b) None.

(c) During the three months ended June 30, 2024, no directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated "Rule 10b5-1 trading arrangements" and/or "non-Rule 10b5-1 trading arrangements" (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1†	Merger Agreement, dated as of February 15, 2021, by and among the Registrant, Project Olympus Merger Sub, Inc. and Owlet Baby Care Inc.	8-K	001-39516	2.1	2/16/2021
3.1	Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	10-K	001-39516	3.1	3/8/2024
3.2	Certificate of Designation of Series A Convertible Preferred Stock of Owlet, Inc.	8-K	001-39516	3.1	2/21/2023
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	8-K	001-39516	3.1	7/7/2023
3.4	Amended and Restated Bylaws of Owlet, Inc.	S-4	333-254888	3.4	3/31/2021
3.5	Certificate of Designation of Series B Convertible Preferred Stock of Owlet, Inc.	8-K	001-39516	3.1	3/4/2024
4.1	Warrant Agreement, dated September 14, 2020, between Sandbridge Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39516	4.1	9/18/2020
4.2	Specimen Warrant Certificate.	S-1	333-24832	4.4	9/1/2020
4.3	Form of Warrant to Purchase Class A Common Stock in connection with the February 2023 Offering.	8-K	001-39516	4.1	2/21/2023
4.4	Form of Warrant to Purchase Shares of Class A Common Stock in connection with the February 2024 Offering.	8-K	001-39516	4.1	2/26/2024
4.5	Amended and Restated Warrant to Purchase Shares of Class A Common Stock, dated February 25, 2024, by and between Owlet, Inc. and Eclipse Early Growth Fund I, L.P.	8-K	001-39516	4.2	2/26/2024
10.1	Waiver and Fourth Amendment to the Third Amended and Restated Loan and Security Agreement, dated May 10, 2024, between Silicon Valley Bank, as bank lender, and Owlet, Inc. and its subsidiary, Owlet Baby Care, Inc., as borrowers.	10-Q	001-39516	10.3	5/13/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Company Name

Date: August 14, 2024	By:	/s/ Kurt Workman
	Name:	Kurt Workman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Amanda Crawford
	Name:	Amanda Crawford
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)