Form 10-Q
period 2024-09-30
Owlet, Inc.
filed 2024-11-14
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 11, 2024, the registrant had 16,036,085 shares of common stock, $0.0001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”) entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (the "Q2 Form 10-Q") and elsewhere in this Report, our Form 10-K, and our Q2 Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

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
•Our failure to maintain the NYSE’s continued listing requirements could result in a delisting of our common stock.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Owlet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$21,502	$16,557
Restricted cash	300	—
Accounts receivable, net of allowance for credit losses of $592 and $3,322, respectively	17,153	13,973
Inventory	10,597	6,493
Prepaid expenses and other current assets	2,729	2,921
Total current assets	52,281	39,944
Property and equipment, net	152	377
Right of use assets, net	67	937
Intangible assets, net	870	2,210
Other assets	2,760	655
Total assets	$56,130	$44,123
Liabilities, Mezzanine Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$11,518	$13,679
Accrued and other expenses	12,430	15,051
Current portion of deferred revenues	1,401	1,166
Line of credit	9,875	9,250
Current portion of long-term and other debt	466	5,944
Total current liabilities	35,690	45,090
Long-term debt, net	4,585	—
Common stock warrant liabilities	25,102	27,781
Other long-term liabilities	143	928
Total liabilities	65,520	73,799
Commitments and contingencies (Note 5)
Mezzanine equity:
Series A convertible preferred stock, $0.0001 par value, 11,479 and 28,628 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4,652	7,855
Series B convertible preferred stock, $0.0001 par value; 9,250 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3,104	—
Redeemable common stock, 750,000 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4,313	—
Total mezzanine equity	12,069	7,855
Stockholders’ deficit:
Common stock, $0.0001 par value, 107,142,857 shares authorized as of September 30, 2024 and December 31, 2023; 15,393,881 and 8,797,456 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	1
Additional paid-in capital	237,682	218,127
Accumulated deficit	(259,143)	(255,659)
Total stockholders’ deficit	(21,459)	(37,531)
Total liabilities, mezzanine equity, and stockholders’ deficit	$56,130	$44,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$22,122	$9,182	$57,571	$33,006
Cost of revenues	10,576	5,853	29,226	20,291
Gross profit	11,546	3,329	28,345	12,715
Operating expenses:
General and administrative	9,787	5,448	22,127	20,438
Sales and marketing	4,022	3,335	11,770	9,766
Research and development	2,559	2,426	7,260	8,061
Total operating expenses	16,368	11,209	41,157	38,265
Operating loss	(4,822)	(7,880)	(12,812)	(25,550)
Other income (expense):
Interest expense, net (Notes 4 and 5)	(112)	(134)	(253)	(2,998)
Common stock warrant liability adjustment	(673)	2,395	9,534	2,679
Other income (expense), net	(4)	(22)	69	(101)
Total other income (expense), net	(789)	2,239	9,350	(420)
Loss before income tax provision	(5,611)	(5,641)	(3,462)	(25,970)
Income tax provision	—	—	(22)	(5)
Net loss and comprehensive loss	(5,611)	(5,641)	(3,484)	(25,975)
Accretion on convertible preferred stock	(1,215)	(1,319)	(4,078)	(3,298)
Accretion on redeemable common stock	(5)	—	(5)	—
Allocation of net loss attributable to redeemable common stockholders	75	—	32	—
Net loss attributable to redeemable common stockholders	(70)	—	(27)	—
Net loss attributable to common stockholders	$(6,756)	$(6,960)	$(7,535)	$(29,273)
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.84)	$(0.79)	$(3.56)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	11,042,602	8,310,965	9,555,467	8,212,268
Net loss per share attributable to redeemable common stockholders, basic and diluted	$(0.57)	$—	$(0.66)	$—
Weighted-average number of shares outstanding used to compute net loss per share attributable to redeemable common stockholders, basic and diluted	122,283	—	41,058	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	8,242,009	$1	$212,122	$(222,758)	$(10,635)
Issuance of preferred stock	30,000	3,867	—	—	—	—	—
Preferred stock issuance costs	—	(253)	—	—	—	—	—
Accretion on convertible preferred stock	—	653	—	—	(653)	—	(653)
Issuance of SVB Warrants	—	—	—	—	43	—	43
Issuance of common stock upon exercise of stock options	—	—	18,054	—	55	—	55
Issuance of common stock for restricted stock units vesting	—	—	115,257	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	15,104	—	101	—	101
Stock-based compensation	—	—	—	—	2,789	—	2,789
Net loss	—	—	—	—	—	(11,867)	(11,867)
Balance as of March 31, 2023	30,000	$4,267	8,390,424	$1	$214,457	$(234,625)	$(20,167)
Accretion on convertible preferred stock	—	1,326	—	—	(1,326)	—	(1,326)
Issuance of common stock for restricted stock units vesting	—	—	51,259	—	—	—	—
Stock-based compensation	—	—	—	—	2,644	—	2,644
Net loss	—	—	—	—	—	(8,467)	(8,467)
Balance as of June 30, 2023	30,000	$5,593	8,441,683	$1	$215,775	$(243,092)	$(27,316)
Accretion on convertible preferred stock	—	1,319	—	—	(1,319)	—	(1,319)
Issuance of common stock for restricted stock units vesting	—	—	93,525	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	28,093	—	114	—	114
Stock-based compensation	—	—	—	—	2,210	—	2,210
Net loss	—	—	—	—	—	(5,641)	(5,641)
Balance as of September 30, 2023	30,000	$6,912	8,563,301	$1	$216,780	$(248,733)	$(31,952)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit (continued)
(in thousands, except shares)
(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	28,628	$7,855	—	$—	—	$—	8,797,456	$1	$218,127	$(255,659)	$(37,531)
Issuance of preferred stock	—	—	9,250	2,394	—	—	—	—	—	—	—
Preferred stock issuance costs	—	—	—	(102)	—	—	—	—	—	—	—
Accretion on convertible preferred stock	—	1,212	—	116	—	—	—	—	(1,328)	—	(1,328)
Conversion of preferred stock	(1,178)	(332)	—	—	—	—	171,719	—	332	—	332
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	22,437	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	22,791	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	—	—	2,227	—	2,227
Net income	—	—	—	—	—	—	—	—	—	3,274	3,274
Balance as of March 31, 2024	27,450	$8,735	9,250	$2,408	—	$—	9,014,403	$1	$219,450	$(252,385)	$(32,934)
Accretion on convertible preferred stock	—	1,187	—	348	—	—	—	—	(1,535)	—	(1,535)
Conversion of preferred stock	(250)	(83)	—	—	—	—	36,443	—	83	—	83
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	48,693	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,104	—	2,104
Net loss	—	—	—	—	—	—	—	—	—	(1,147)	(1,147)
Balance as of June 30, 2024	27,200	$9,839	9,250	$2,756	—	$—	9,099,539	$1	$220,102	$(253,532)	$(33,429)
Accretion on convertible preferred stock	—	867	—	348	—	—	—	—	(1,215)	—	(1,215)
Accretion on redeemable common stock	—	—	—	—	—	5	—	—	(5)	—	(5)
Conversion of preferred stock (Note 7)	(15,721)	(6,054)	—	—	—	—	2,291,686	—	6,054	—	6,054
Issuance of common stock related to offering (Note 7)	—	—	—	—	—	—	3,135,136	1	11,600	—	11,601
Common stock issuance costs	—	—	—	—	—	—	—	—	(2,141)	—	(2,141)
Issuance of warrants to underwriter (Note 7)	—	—	—	—	—	—	—	—	382	—	382
RSU to RSA conversion (Note 6)	—	—	—	—	—	—	387,309	—	—	—	—
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	439,659	—	—	—	—
Issuance of redeemable common stock (Note 7)	—	—	—	—	750,000	4,308	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	36,534	—	129	—	129
Exercise of options	—	—	—	—	—	—	4,018	—	17	—	17
Stock-based compensation	—	—	—	—	—	—	—	—	2,759	—	2,759
Net loss	—	—	—	—	—	—	—	—	—	(5,611)	(5,611)
Balance as of September 30, 2024	11,479	$4,652	9,250	$3,104	750,000	$4,313	15,393,881	$2	$237,682	$(259,143)	$(21,459)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(3,484)	$(25,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330	706
Stock-based compensation	7,046	7,643
Provision for credit losses	(347)	(165)
Common stock warrant liability adjustment	(9,534)	(2,679)
Impairment of intangible and other assets	1,892	—
Amortization of right of use assets	870	1,016
Other adjustments, net	(490)	74
Changes in assets and liabilities:
Accounts receivable	(2,715)	6,705
Prepaid expenses and other assets	323	4,093
Inventory	(4,243)	7,573
Accounts payable and accrued and other expenses	(3,011)	(19,997)
Lease liabilities	(1,130)	(1,797)
Other, net	(37)	852
Net cash used in operating activities	(14,530)	(21,951)
Cash flows from investing activities
Purchase of property and equipment	(2)	(11)
Purchase of intangible assets	(228)	(19)
Capitalized internal-use software development costs	(492)	—
Net cash used in investing activities	(722)	(30)
Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants, net of $394 and $1,513 of paid transaction costs, respectively	8,856	28,487
Proceeds from issuance of common stock, net of $1,041 of paid transaction costs	10,559	—
Proceeds from short-term borrowings	65,225	73,290
Payments of short-term borrowings	(65,078)	(74,631)
Proceeds from long-term borrowings and issuance of redeemable common stock (Note 4)	7,500	500
Payments of long-term borrowings	(5,000)	(2,000)
Payments related to debt extinguishment costs	(761)	—
Employee taxes paid related to the net share settlement of stock-based awards	(723)	(358)
Proceeds related to the issuance of common stock under stock plans	372	358
Other, net	(373)	269
Net cash provided by financing activities	20,577	25,915
Net change in cash, cash equivalents, and restricted cash	5,325	3,934
Cash, cash equivalents, and restricted cash at beginning of period	16,557	11,231
Cash, cash equivalents, and restricted cash at end of period	$21,882	$15,165
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock	$6,469	$—
Accretion on preferred stock and redeemable common stock	4,083	3,298
Issuance of common stock warrants to underwriter	382	—
Equity issuance costs included in accounts payable and accrued liabilities	718	—
Debt issuance costs included in accounts payable and accrued liabilities	209	—
Reclassification from long-term to current debt	—	500
Purchases of property and equipment included in accounts payable and accrued liabilities	33	22
Stock-based compensation for software development	45	—
Right of use assets obtained	—	46
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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. All dollar amounts, except per share amounts, in the notes are presented in thousands, unless otherwise specified.

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

There was no net effect on total stockholders' equity, and the par value per share of the Company's common stock remains unchanged at $0.0001 per share after the Reverse Stock Split. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted for all periods presented to reflect the applicable effects of the Reverse Stock Split and the reduction in the number of authorized shares of common stock and preferred stock effected by the Charter Amendment.

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

Since inception, the Company has experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $259,143 as of September 30, 2024. During the nine months ended September 30, 2024 and 2023, the Company had negative cash flows from operations of $14,530 and $21,951, respectively. As of September 30, 2024, the Company had $21,502 of cash on hand.

As the Company continues to address these financial conditions, management has undertaken the following actions:

•As described further in Note 7, Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock, in September 2024, the Company issued 3,135,136 shares of its common stock and received net proceeds of $9,843 and in February 2024, the Company consummated a sale of preferred stock and warrants to purchase its common stock for aggregate net proceeds of $8,856.

•As described in Note 4, Debt and Other Financing Arrangements, in September 2024, the Company entered into a loan facility agreement with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively “WTI” or “Lenders”) for a term loan facility of up to $15,000 (the “WTI Loan Facility”) and on September 11, 2024, the Company entered into an asset-based revolving credit facility (the “ABL Line of Credit”) with ABL OPCO LLC, as the lender, with a maximum revolving commitment amount of up to $15,000, with an additional $5,000 revolving commitment available on September 11, 2025. In connection with these transactions, the Company used its then-existing cash to repay and extinguish all borrowings outstanding under the line of credit and term loan agreement with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company

(“SVB”). As of September 30, 2024, the Company has borrowings of $7,500 under the WTI Loan Facility and $9,875 under the ABL Line of Credit.

Notwithstanding the above actions, the Company has experienced recurring operating losses, negative cash flows from operations since inception, and a low cash balance relative to current obligations raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company has not generated sufficient cash flows from operations to satisfy its capital requirements. There can be no assurance that the Company will generate sufficient future cash flows from operations due to potential factors, including but not limited to inflation, recession, or reduced demand for the Company’s products. If revenues decrease from current levels, the Company may be unable to further reduce costs, or such reductions may limit its ability to pursue strategic initiatives and grow revenues in the future.

There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to it, if at all. Failure to secure additional funding may require the Company to modify, delay or abandon some of its planned future development, or to otherwise enact further operating cost reductions, which could have a material adverse effect on its business, operating results, financial condition and ability to achieve its intended business objectives.

If the Company raises additional funds through further issuances of equity or convertible debt securities, its existing stockholders could suffer significant dilution, and any new equity securities the Company issues could have rights, preferences, and privileges superior to those of holders of its common stock. If the Company is unable to obtain adequate financing or financing on terms satisfactory to the Company when it requires it, its ability to continue to pursue its business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and its business, financial condition, and results of operations could be materially adversely affected. The Company also could be required to seek funds through arrangements with partners or others that may require the Company to relinquish rights or jointly own some aspects of its technologies, products, or services that the Company would otherwise pursue on its own.

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of September 30, 2024, substantially all of the Company’s cash was held with Silicon Valley Bank and Citibank, and exceeded federally insured limits.

Although the Company’s sales and accounts receivable are derived from sales contracts with a large number of customers, its top several customers account for a significant amount of its total sales, and make up a correspondingly large portion of its accounts receivable. During the three months ended September 30, 2024 and 2023, the Company's three largest customers by total net revenue accounted for 65% and 52% of total net revenue, respectively. During the nine months ended September 30, 2024 and 2023, the Company's three largest customers by total net revenue accounted for 60% and 57% of total net revenue, respectively. As of September 30, 2024, the Company's three largest customers by total net accounts receivable accounted for 74% of total net accounts receivable. As of December 31, 2023, the Company's three largest customers by total net accounts receivable accounted for 81% of total net accounts receivable.

Recently Issued Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and will be applied retrospectively to all prior periods presented. Early adoption is permitted. The Company does not anticipate the adoption to result in material changes in the results of operations, but is currently assessing the additional disclosures that will be included in its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statements and whether the Company will apply the standard prospectively or retrospectively.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The standard is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact this standard will have on its consolidated financial statements.

Note 2. Certain Balance Sheet Accounts

Restricted Cash

The Company’s restricted cash consists of cash collateral that is held by the Company’s financial institutions to secure its financing arrangements. Specifically, restricted cash that is classified within current assets in the condensed consolidated balance sheet consists of cash collateral to secure its current credit card borrowings. Restricted cash included in Other assets in the condensed consolidated balance sheets consists of cash collateral to secure the Company's long-term term-loan facility. Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as shown on the condensed consolidated balance sheets and consists of the following (in thousands):

	September 30,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet:
Cash and cash equivalents	$21,502	$15,165
Restricted cash	300	—
Restricted cash included in Other assets	80	—
Total cash, cash equivalents, and restricted cash	$21,882	$15,165

Allowance for Credit and Other Losses

The Company records its accounts receivable at sales value and maintains an allowance for its current estimate of expected credit losses from customers. Provisions for expected credit losses are estimated based on historical experience, assessment of specific risk, review of outstanding invoices, and forecasts about the future. The Company establishes specific reserves for customers in an adverse financial condition and adjusts for its expectations of changes in conditions that may impact the collectability of outstanding receivables.

Changes in the Company's allowance for credit and other losses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$542	$2,898	$3,322	$3,013
Charges to expense	37	(221)	(347)	(165)
Charges to revenue	37	(98)	131	(50)
Write-offs	(24)	(464)	(2,514)	(683)
Ending balance	$592	$2,115	$592	$2,115

Write-offs for the nine months ended September 30, 2024 related to a settlement agreement with a former retailer for past due receivables which had previously been charged to the provision for credit losses in a prior period. A benefit was recognized to charges to expense during the nine months ended September 30, 2024, which represented a partial recovery of the past due receivables in connection with the settlement.

Inventory

Details of inventory were as follows (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$199	$688
Finished goods	10,398	5,805
Total Inventory	$10,597	$6,493

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Tooling and manufacturing equipment	$2,618	$2,632
Computer equipment	322	348
Furniture and fixtures	289	639
Software	106	106
Leasehold improvements	35	35
Total property and equipment	3,370	3,760
Less: accumulated depreciation and amortization	(3,218)	(3,383)
Property and equipment, net	$152	$377

Depreciation and amortization expense on property and equipment was $72 and $146 for the three months ended September 30, 2024 and September 30, 2023, respectively. For the three months ended September 30, 2024 and September 30, 2023, the Company allocated $67 and $58, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment within cost of revenues on the condensed consolidated statements of operations. The remaining depreciation and amortization expense related to property and equipment was recorded within general and administrative expenses.

Depreciation and amortization expense on property and equipment was $256 and $645 for the nine months ended September 30, 2024 and September 30, 2023, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company allocated $235 and $388, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment within cost of revenues on the condensed consolidated statements of operations. The remaining depreciation and amortization expense related to property and equipment was recorded within general and administrative expenses.

Intangible Assets Subject to Amortization

Intangible assets were $870, net of accumulated amortization of $355 as of September 30, 2024, and $2,210, net of accumulated amortization of $280, as of December 31, 2023. Intangible assets as of September 30, 2024 consist of trademarks, patents, and internally developed software.

The Company capitalizes certain costs incurred in developing internal-use software when capitalization requirements have been met. Capitalization of such costs begins when the preliminary project stage is completed and it is probable that the project will be completed and the software will be used to perform the function intended. Any subsequent addition, modification, or upgrade to internal-use software is capitalized to the extent that it enhances the software’s functionality or extends its useful life. Costs related to design or maintenance are expensed as incurred. Capitalized costs are included in intangible assets, net, and amortized on a straight-line basis over the estimated useful life of three years.

The Company recorded $30 of amortization expense related to internal-use software in both the three and nine months ended September 30, 2024, which was recorded within cost of revenues on the condensed consolidated statements of operations. No amortization expense related to internal-use software was recorded in the three and nine months ended September 30, 2023.

In 2021, the Company began work on a software development project and during 2021 and 2022 total costs of $1,873 were capitalized within intangible assets on the balance sheet. Due to financial constraints the Company was experiencing in 2022, work on the project was paused and each subsequent period the Company reconsidered the probability that the project would be resumed when the Company’s financial condition allowed and whether any technological developments had changed the prospects for the project's eventual success and recovery of the carrying amount of the asset. Because the software was still in development and not ready for general release the Company did not recognize any amortization for the three or nine months ended September 30, 2024 or 2023 and did not recognize any impairment charges related to intangible assets during the three and nine months ended September 30, 2023. However, in September of 2024, the Company made the decision to extend the pause of this particular software development project indefinitely, indicating that the carrying amount of the asset was unlikely to be recoverable. The Company recognized $1,873 of impairment charges during the three and nine months ended September 30, 2024, to fully impair that particular internally developed software project, which was recorded within general and administrative expenses on the condensed consolidated statements of operations.

Accrued and Other Expenses

Accrued and other expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll	$2,419	$1,056
Accrued sales discounts	2,581	2,528
Accrued sales returns	875	2,919
Other	6,555	8,548
Total accrued and other expenses	$12,430	$15,051

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Accrued warranty, beginning of period	$843	$591	$782	$712
Settlements of warranty claims during the period	(189)	(135)	(660)	(372)
Provision for warranties issued during the period	455	186	865	481
Changes in provision for pre-existing warranties	(179)	(139)	(57)	(318)
Accrued warranty, end of period	$930	$503	$930	$503

Note 3. Deferred Revenues

Deferred revenues relate to performance obligations for which payments are received from customers prior to the satisfaction of the Company’s obligations to its customers. Deferred revenues primarily consist of amounts allocated to the mobile application, unspecified upgrade rights, added features, bug fixes, and content, and are recognized over the service period of the performance obligations, which range from 10 to 27 months.

Changes in the total deferred revenues balance were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$1,390	$1,223	$1,302	$1,386
Deferral of revenues	846	326	2,082	1,146
Recognition of deferred revenues	(692)	(533)	(1,840)	(1,516)
Ending balance	$1,544	$1,016	$1,544	$1,016

The Company recognized $533 and $493 of revenue during the three months ended September 30, 2024 and 2023, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

The Company recognized $1,540 and $1,061 of revenue during the nine months ended September 30, 2024 and 2023, respectively, that was included in the deferred revenue balance at the beginning of the respective period. Revenue for the nine months ended September 30, 2024 includes $330 relating to the correction of immaterial misstatements from previous periods.

Note 4. Debt and Other Financing Arrangements

The Company’s indebtedness consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Term note payable to SVB	$—	$5,000
Term loan facility payable to WTI, net	4,585	—
Line of credit	9,875	9,250
Financed insurance premium	466	944
Total debt	14,926	15,194
Less: current portion	(10,341)	(15,194)
Total long-term debt, net	$4,585	$—

SVB Revolver and Term Loan

On November 23, 2022, the Company entered into the Third Amended and Restated Loan and Security Agreement (as amended, the “LSA”) with SVB. The LSA provided for a $10,000 revolving line of credit (the “SVB Revolver”) and for a $8,500 term loan, which amortized with equal monthly installments of $500 that would have matured on October 1, 2024.

On September 11, 2024, the Company signed the refinancing of the LSA with SVB and used existing cash to repay and extinguish all borrowings outstanding under the line of credit and term loan agreements with SVB. In addition to normal principal and interest, the Company paid $761 of termination fees to extinguish the loan. Of the total termination fees recorded, during the three months ended September 30, 2024, $343 was recorded as interest expense, net on the condensed consolidated statements of operations; and $11 was recorded within general and administrative expense on the condensed consolidated statements of operations. The remaining $407 was accrued as interest expense, net, in prior periods.

WTI Loan Facility

On September 11, 2024 (the “Effective Date”), the Company entered into a Loan Facility Agreement (the “Loan Facility Agreement”) with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively “WTI” for a term loan facility of up to $15,000 (the “WTI Loan Facility”).

The WTI Loan Facility consists of two tranches. The first tranche of $10,000 was available at closing and through September 30, 2024, with $2,500 of the first tranche availability extendable until December 31, 2024 (the “First Tranche Commitment”). The second tranche of $5,000 is available through August 15, 2025 (the ‘Second Tranche Commitment,” or together with the First Tranche Commitment, the “Loan Commitments”) upon achievement of (a) at least $48,600 in revenue for the period commencing October 1, 2024 and ending June 30, 2025 (the “Second Tranche Condition Period”), (b) total cash burn during the Second Tranche Condition Period not to exceed $600 for such period, (c) receipt by the Company of at least $6,000 of net proceeds from an equity financing during a period commencing on the closing date and ending on the second tranche borrowing date, and (d) receipt by WTI of the Company’s then-current, board-approved operating and financing plan to WTI's satisfaction, as well as compliance with certain reporting conditions.

The Company initiated its first drawdown under the WTI Loan Facility of $7,500 (the “Initial Loan”) shortly after closing. The remaining $2,500 of the First Tranche Commitment is available until December 31, 2024. Once repaid, the Company cannot reborrow from the WTI Loan Facility.

Interest on the outstanding principal amounts of any borrowing under the WTI Loan Facility accrues at a rate per annum equal to the sum of the prime rate plus 3.5%, with a floor of 12.0%. The interest rate on the outstanding principal amounts of any borrowing under the WTI Loan Facility for the three months ended September 30, 2024 was 12.0%. Commencing on November 1, 2025 through maturity on January 1, 2028, the Company is required to make monthly interest and principal payments. Loans under the WTI Loan Facility also accrue 2.5% in payment-in-kind interest (“PIK Interest”) compounded monthly, and PIK Interest payments will be due and payable upon maturity of the loans. Accrued coupon interest and accrued PIK interest are recorded within accrued and other expenses and within long-term debt, net respectively on the condensed consolidated balance sheet. Accrued PIK interest was immaterial for the three months ended September 30, 2024.

The Company has the option to prepay the outstanding loans issued under the WTI Loan Facility in whole at any time by repaying all outstanding principal and accrued interest, as well as all scheduled unpaid interest on the loan, including PIK Interest, as if the loan continued to accrue interest through its stated maturity. Provided if the Company’s fully diluted market capitalization of the Company’s Class A common stock (“common stock”) is greater than or equal to $250,000 for 10 consecutive Trading Days, then so long as such prepayment is made within 60 days thereafter, the redemption price will be discounted by 30% of the total amount of all scheduled but unpaid interest (but excluding any PIK Interest, which will not be discounted).

The WTI Loan Facility contains certain reporting and operational covenants that must be met by the Company to borrow funds under the Loan Commitments and not cause an event of default. Upon the occurrence of an event of default, WTI could elect to force redemption of the outstanding balances under the WTI Loan Facility, requiring the Company to pay all outstanding principal and accrued interest, as well as all scheduled unpaid interest on the loan, including PIK interest. Upon the occurrence of an event of default, the Company will also be required to pay default interest on any overdue balances at a rate of 5.0%. The WTI Loan Facility and any loans and obligations issued thereunder are collateralized by substantially all of the Company’s assets and are guaranteed by Owlet, Inc. As of September 30, 2024, the Company was in compliance with all financial covenants associated with the WTI Loan Facility.

As partial consideration for the availability and funding of the WTI Loan Facility, the Company and WTI Fund X, LLC (“Fund X”) and WTI Fund XI, LLC (“Fund XI”, and together with Fund X, the “WTI Funds”) entered into a Stock Issuance Agreement (the “WTI Stock Issuance Agreement”), dated as of the Effective Date. Pursuant to the WTI Stock Issuance Agreement, the Company issued to the WTI Funds an aggregate of 750,000 shares of redeemable common stock on the Effective Date, of which 187,500 are subject to forfeiture in the event that the Company does not draw on any portion of the remaining outstanding Loan Commitment. To the extent the Company does exercise its option under the Loan Commitments to issue additional debt, a number of forfeitable shares will 'vest' and no longer be subject to forfeiture based on the pro rata portion of the outstanding Loan Commitments drawn against.

The shares issued to WTI pursuant to the WTI Stock Issuance Agreement contain an embedded redemption option (the “Redemption Option”) such that WTI may elect to force the Company to redeem the shares that are no longer subject to forfeiture for a price of $8.40 per share. The Redemption Option may be exercised in whole or in part, at any time, from time to time, during the period commencing on the first trading day following the fifth anniversary of the Effective Date and continuing through the date which is 10 years after the Effective Date, subject to certain acceleration provisions set forth in the WTI Stock Issuance Agreement. Because the shares are redeemable at the option of the WTI Funds, the shares are recorded in mezzanine equity on the condensed consolidated balance sheet. The redeemable common shares were initially recorded at their fair value of $7.66 per share, which was an aggregate value of $4,308. The value of the redeemable common shares was determined using a combination of the value of the Company's stock on the date of issuance and the theoretic value of a stand-alone put option valued using a Black-Scholes put option model discounted by a present value factor that considers the credit spread between an estimated Company specific discount rate and the risk-free rate of return. Because the shares are required to be redeemed at the option of WTI, based solely on the passage of time, and provided WTI did not elect to otherwise sell or transfer the shares beforehand, the carrying value of the shares will accrete to their redemption value of $8.40 per share from the issuance date through September 11, 2029, the date the Redemption Option first becomes exercisable.

The Company allocated the lender fees (including the fair value of the vested shares) and third-party debt issuance costs between the Initial Loan and the remaining, undrawn Loan Commitments. The costs allocated to the Initial Loan are accounted for as a discount and will be amortized across the term of the Initial Loan using the effective interest method. The costs allocated to the remaining, undrawn Loan Commitments are accounted for as loan commitment assets, which are being amortized to interest expense using the straight-line method over the commitment periods, due to uncertainty about the Company's intent to access the Loan Commitment. The unamortized portion of the loan commitment assets of $1,385 as of September 30, 2024 are recorded within Other assets on the condensed consolidated balance sheet.

As of September 30, 2024, details of the WTI Loan Facility were as follows (in thousands):

Amount
Principal outstanding	7,500
Unamortized debt issuance costs	(2,915)
Net carrying value	$4,585

The Company recognized $43 of interest expense related to the amortization of debt issuance costs of the WTI Loan Facility and $136 of interest expense related to the amortization of the loan commitment assets during the three and nine months ended September 30, 2024.

ABL Line of Credit

On September 11, 2024 (the “Effective Date”), the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with the financial institutions party thereto from time to time as lenders (collectively the “Lenders”) and ABL OPCO LLC, a Delaware limited liability company, in its capacity as administrative agent for the Lenders.

The Credit Agreement provides for an asset-based revolving credit facility (the “ABL Line of Credit”) in a maximum principal amount of up to $15,000, which amount shall increase to $20,000 on September 11, 2025 (the “Revolving Commitment”). The ABL Line of Credit is collateralized by substantially all of the Company's assets. Loans and other obligations under the Credit Agreement bear interest at a rate per annum equal to the 1-month Secured Overnight Financing Rate (subject to a floor of 3.50%) plus a margin, which varies between 7.50% and 8.50% depending on the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”); provided that the interest rate shall not exceed the maximum rate permitted under applicable law.

The ABL Line of Credit matures on September 10, 2027 (the “Maturity Date”). If for any reason the Credit Agreement is terminated or all outstanding loans and other obligations are paid in full and the ABL Line of Credit is terminated before the Maturity Date, the Company will be obligated to pay a prepayment fee equal to a percentage of the then-current Revolving Commitment, which percentage decreases on certain anniversary of the closing date.

The Credit Agreement contains representations, warranties, covenants, and events of default customary for agreements of this type. The Company’s obligations under the Credit Agreement are: (i) fully and unconditionally guaranteed by Owlet, Inc.; and (ii) secured by a security interest in substantially all personal property assets of the Company, including the Owlet Inc.'s pledge of the outstanding capital stock of the Company. Among these financial covenants is a covenant requiring minimum amounts of trailing-twelve-months EBITDA. As of September 30, 2024, the Company was in compliance with all financial covenants associated with the Credit Agreement.

Debt issuance costs related to the Credit Agreement of $648 were recorded as a loan commitment asset within other assets on the condensed consolidated balance sheet. Issuance costs are amortized straight-line over the term of the Credit Agreement and recorded within interest income (expense), net on the condensed consolidated statement of operations.

On September 30, 2024, there was $9,875 of outstanding borrowings, which is recorded as a current liability on the condensed consolidated balance sheet based on the Company's intent and ability to repay the outstanding borrowings in the near term. The borrowing base availability under the Credit Agreement was $673 as of September 30, 2024. The outstanding borrowings as of September 30, 2024 were repaid to the lender in October 2024.

Financed Insurance Premiums

In July 2024, the Company renewed its corporate directors & officers and employment liability policies and entered into several new short-term commercial premium finance agreements with First Insurance Funding totaling $594 to be paid within one year, accruing interest at a weighted average rate of 8.6%. As of September 30, 2024, the remaining principal balance on the combined financed insurance premiums was $466.

Future Aggregate Maturities

As of September 30, 2024, future aggregate maturities of the WTI Loan Facility and Financed Insurance Premium payables were as follows (in thousands):

Years Ending December 31,	Amount
2024	197
2025	1,102
Thereafter	6,667
Total	$7,966
Note 5. Commitments and Contingencies

Purchase and Other Obligations

In February 2023, the Company entered into an agreement with a significant vendor to pay $3,000 of interest over 36 months with respect to past due payables. The present value of the future payments was expensed and included within interest expense, net. In January 2024, the agreement was amended and the schedule of interest payments was modified from 36 months to 28 months, but the amount of interest payable was unchanged. In September 2024, the agreement was amended again, allowing the Company to terminate the agreement with a final interest payment of $623, which was then fully settled in September 2024. The reduction in the total cumulative payments to $2,206 resulted in the Company recording a reduction of interest expense at termination of $508.

Litigation

The Company is involved in legal proceedings from time to time arising in the normal course of business. While any outcome related to such legal proceedings cannot be predicted with certainty, the Company believes that the outcome of these proceedings will not have a material impact on the Company’s financial position, results of operations, or liquidity.

In November 2021, two putative class action complaints were filed against us in the U.S. District Court for the Central District of California, the first captioned Butala v. Owlet, Inc., Case No. 2:21-cv-09016, and the second captioned Cherian v. Owlet, Inc., Case No. 2:21-cv-09293. Both complaints alleged violations of the Securities Exchange Act of 1934 (“Exchange Act”) against the Company and certain of its officers and directors on behalf of a putative class of investors who: (a) purchased the Company’s common stock between March 31, 2021 and October 4, 2021 (“Section 10(b) Claims”); or (b) held common stock in Sandbridge Acquisition Corporation (“SBG”) as of June 1, 2021, and were eligible to vote at SBG's special meeting held on July 14, 2021 (“Section 14(a) Claims”). Both complaints allege, among other things, that the Company and certain of its officers and directors made false and/or misleading statements and failed to disclose certain information regarding the FDA’s likely classification of the Owlet Smart Sock as a medical device requiring marketing authorization.

On September 8, 2023, the Court ruled that while the Butala and Cherian cases were consolidated, there would be two distinct and separate classes to represent the Section 10(b) Claims and Section 14(a) Claims, respectively, and appointed lead plaintiffs and lead counsel for each class. Amended complaints were filed for each class on November 21, 2023, and then further amended in consolidated filings on December 22, 2023. The Company intends to vigorously defend itself against these claims and filed motions to dismiss the complaints on February 9, 2024 on behalf of itself and the named officers and directors. The plaintiffs filed oppositions to the motions to dismiss on March 24, 2024, and the Company filed replies in support of the motions to dismiss on May 10, 2024. On August 5, 2024, the Court denied Owlet’s and its officers’ motions to dismiss the Section 10(b) Claims and the Section 14(a) Claims. On September 24, 2024, the Court entered a scheduling order in the case, setting trial to begin on February 17, 2026. On September 26, 2024, the Court granted Owlet’s and its officers’ motion for reconsideration regarding the Section 10(b) Claims and dismissed all claims arising out of statements made prior to the merger.

Further, on August 26, 2024 and October 3, 2024, investors filed in the U.S. District Court for the Central District of California, derivatively on behalf of the Company, complaints asserting claims for violations of Section 14(a) of the Exchange Act, as well as state law claims, including breach of fiduciary duty, unjust enrichment and waste of corporate assets. One complaint (captioned Janet Vargas, Derivatively on Behalf of Nominal Defendant Owlet, Inc., Case No. 2:24-cv-07258-FLA-PVC) asserts claims against twelve of the Company’s current or former directors and officers and six current or former directors and officers of Sandbridge Acquisition Corporation. The other (captioned Nathan Capleton, Derivatively on Behalf of Nominal Defendant Owlet, Inc., Case No. 2:24-cv-08536-JAK-MAA) asserts claims against eleven of the Company’s current or former directors. Both complaints leverage the allegations made in one of the securities class action complaints. Neither complaint specifies the damages claimed in the action.

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

Note 6. Stock-based Compensation

The Company has various stock compensation plans, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Share-based Compensation” in the 2023 Annual Report on Form 10-K.

Under the 2021 Incentive Award Plan, the Company has the ability to grant options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”), dividend equivalents, or other stock or cash-based awards to employees, directors, or consultants. Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Options, RSU, and PSU awards generally vest over a period of four years. RSAs generally vest over less than one year.

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$1,859	$1,196	$4,376	$4,093
Sales and marketing	365	394	1,076	1,362
Research and development	490	620	1,594	2,188
Total stock-based compensation	$2,714	$2,210	$7,046	$7,643

During the three and nine months ended September 30, 2024, the Company capitalized $45 and $45, respectively, of stock-based compensation attributable to internally developed software. There was no stock-based compensation capitalized during the three or nine months ended September 30, 2023.

During the three months ended September 30, 2024, the Company modified certain RSU awards for 11 employees and exchanged the RSUs previously granted for RSAs that vest within six months of the date of modification. The RSAs are valued at the market value on the date of grant. As a result of the modification, the Company recognized $62 of incremental stock-based compensation expense during the three months ended September 30, 2024. As of September 30, 2024, the Company had $343 of incremental unrecognized stock-based compensation costs related to unvested RSAs that will be recognized over a weighted-average period of 0.4 years.

As of September 30, 2024, the Company had $109 of unrecognized stock-based compensation costs related to non-vested options that will be recognized over a weighted-average period of 0.2 years; $8,092 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted-average period of 1.6 years; and $169 of unrecognized stock-based compensation costs related to unvested PSUs that will be recognized over a weighted-average period of 1.3 years.

Note 7. Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock

September 2024 Offering

On September 11, 2024, the Company entered into an underwriting agreement and issued 3,135,136 shares of its common stock at a price to the public of $3.70 per share, less underwriting discounts and commissions. The net proceeds received by the Company at the closing of the offering on September 13, 2024 were $10,559. The shares were issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-281556), filed by the Company with the SEC on August 14, 2024, which was declared effective on August 23, 2024. The Company provided the underwriter a discount of 7% off the offering price.

In addition to the underwriter discount, the offering expenses with third parties were $748, of which $718 in issuance costs that were unpaid as of September 30, 2024. The Company also reimbursed the underwriters for $198 in fees and expenses, including legal expenses, out-of-pocket expenses, and clearing expenses. The issuance costs associated with the September 2024 Offering were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheet.

Pursuant to the underwriting agreement, the Company also issued, as a portion of the underwriting compensation payable to the underwriter, a warrant to purchase up to 125,405 shares of common stock (which was subsequently transferred to certain affiliates of the underwriter, the “Titan Warrants”). The Titan Warrants are accounted as a nonemployee stock-based award as it represents compensation for underwriter services. The compensation cost associated with the Titan Warrants was $382, and was recorded as a direct and incremental issuance cost of the associated common stock offering that was earned upon the closing and issuance of the common stock. The Titan Warrants are classified as equity and included within additional paid-in capital on the condensed consolidated balance sheet.

The Titan Warrants are initially exercisable on March 13, 2025 at an exercise price of $4.63 and have a term of five years from such initial exercise date. None of the Titan Warrants have been exercised as of September 30, 2024.

Redeemable Common Stock

As discussed in Note 4, in September 2024 as partial consideration for the availability and funding of the WTI Loan Facility, the Company issued to the WTI Funds an aggregate of 750,000 shares of common stock. The Company also granted the WTI Funds the Put Option discussed in Note 4. The vested shares are recorded in mezzanine equity on the condensed consolidated balance sheet and are being accreted to the redemption value at the date the redemption feature first becomes exercisable.

August 2024 Exchange

On August 20, 2024, holders of the Series A convertible preferred stock (“Series A Preferred Stock”) of the Company elected to convert an aggregate of 15,721 shares of Series A Preferred Stock in exchange for an aggregate of 2,291,686 shares of the Company’s Class A common stock, all as in accordance with the terms of the Certificate of Designation relating to the Series A Preferred Stock. As of September 30, 2024, the redemption value for Series A convertible preferred stock is $11,479.

The converting holders of Series A Preferred Stock communicated to the Company that the election to convert a portion of shares of Series A Preferred Stock was due to the continued positive progress of the Company’s business and operating results, an initial step in simplifying the Company’s capital structure, and part of a coordinated effort by the Company to help ensure it regained compliance with the global market capitalization requirement under the NYSE Listed Company Manual.

February 2024 Offering

On February 25, 2024, the Company entered into a private placement investment agreement with certain investors, pursuant to which the Company issued and sold to the investors (i) an aggregate of 9,250 shares of the Company’s Series B convertible preferred stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 1,799,021 shares of the Company's common stock, par value $0.0001 per share (the “Series B Warrants”), for an aggregate gross purchase price of $9,250.

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

Subject to certain exceptions, upon the occurrence of a fundamental change, voluntary or involuntary liquidation, dissolution or winding-up of the Company, the Company will be required to pay an amount per share of Series B convertible preferred stock equal to the greater of (i) one thousand dollars per share or (ii) the consideration per share of Series B convertible preferred stock as would have been payable had all such shares been converted to common stock immediately prior to the liquidation event, plus, in each case, the aggregate amount of all declared but unpaid dividends thereon to the date of final distribution to the holders of Series B convertible preferred stock. As of September 30, 2024, the redemption value for Series B convertible preferred stock is $9,250.

Each of the Series B Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $7.7125 per share, is immediately exercisable, and will expire on March 1, 2029. As the Series B Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $6,856. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $2,394 allocated to the Series B convertible preferred stock. The Series B convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on March 1, 2029. Accretion will be recorded as a deemed dividend. None of the Series B Warrants have been exercised as of September 30, 2024.

The Company incurred $394 of issuance costs related to the offering. Issuance costs allocated to the preferred stock of $102 were recorded as a reduction to the Series B convertible preferred stock. Issuance costs allocated to the liability classified warrants of $292 were recorded as an expense within general and administrative expenses on the condensed consolidated statements of operations.

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

None of the SBG Common Stock Warrants have been exercised as of September 30, 2024.

See Part II, Item 8 “Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements - Merger” in the 2022 Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) for more information.

SVB Warrants

In March 2023, in connection with the first amendment to the LSA with SVB, the Company granted SVB a warrant to purchase 10,714 shares of the Company's common stock at a price of $5.32 per share, expiring on March 27, 2035 (the “SVB Warrants”). The SVB Warrants, which were valued at $43, are classified as equity and included within additional paid-in capital on the condensed consolidated balance sheets. None of the SVB Warrants have been exercised as of September 30, 2024.

Common Stock Warrants

The following table summarizes issuable shares of the Company’s common stock based on warrant activity for the nine months ended September 30, 2024:

	December 31, 2023	Shares Issuable by New Warrants	Shares Purchased by Exercise	September 30, 2024
SBG Public Warrants	821,428	—	—	821,428
SBG Private Placement Warrants	471,428	—	—	471,428
Series A Warrants	7,871,712	—	—	7,871,712
Series B Warrants	—	1,799,021	—	1,799,021
SVB Warrant	10,714	—	—	10,714
Titan Warrants	—	125,405	—	125,405
Total	9,175,282	1,924,426	—	11,099,708

Note 8. Fair Value Measurements

The Company’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis were as follows (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$3,469	$—	$—	$3,469
Total assets	$3,469	$—	$—	$3,469
Liabilities:
SBG Public Warrants	$—	$—	$6	$6
SBG Private Placement Warrants	—	—	3	3
Series A Warrants	—	—	20,616	20,616
Series B Warrants	—	—	4,477	4,477
Total liabilities	$—	$—	$25,102	$25,102

	December 31, 2023
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$16,489	$—	$—	$16,489
Total assets	$16,489	$—	$—	$16,489
Liabilities:
SBG Public Warrants	$—	$—	$61	$61
SBG Private Placement Warrants	—	—	35	35
Series A Warrants	$—	$—	$27,685	$27,685
Total liabilities	$—	$—	$27,781	$27,781

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The SBG Public Warrants and SBG Private Placement Warrants as of September 30, 2024 and December 31, 2023 are presented in Level 3 of the fair value hierarchy. On June 15, 2023, the Company received notice from the New York Stock Exchange (the “NYSE”) that the NYSE had halted trading in the SBG Public Warrants due to the low trading price of those warrants. On June 16, 2023, the NYSE provided written notice to the Company and publicly announced that NYSE Regulation had determined to commence proceedings to delist the SBG Public Warrants and that such warrants were no longer suitable for listing based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. As such, these instruments are no longer valued using quoted market prices and correspondingly, the SBG Private Placement Warrants can no longer be valued based on a quoted market price of the SBG Public Warrants. The Company measured the fair value of both the SBG Public Warrants and the SBG Private Placement Warrants as of September 30, 2024 and December 31, 2023 using the Black-Scholes option pricing model with the following assumptions:

SBG Common Stock Warrants - Black-Scholes Inputs	September 30, 2024	December 31, 2023
OWLT stock price	$4.49	$5.28
Exercise price of warrants	$161.00	$161.00
Term in years	1.79	2.54
Risk-free interest rate	3.91%	4.11%
Volatility	85.00%	85.00%

The Series A Warrants are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

The Company measured the fair value of the Series A Warrants as of September 30, 2024 and December 31, 2023, using the Black-Scholes option pricing model with the following assumptions:

Series A Warrants - Black-Scholes Inputs	September 30, 2024	December 31, 2023
OWLT stock price	$4.49	$5.28
Exercise price of warrants	$4.66	$4.66
Term in years	3.38	4.13
Risk-free interest rate	3.58%	3.91%
Volatility	85.00%	85.00%

The Series B Warrants are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions. The Company measured the fair value of the Series B Warrants at issuance and again as of September 30, 2024, using the Black-Scholes option pricing model with the following assumptions:

Series B Warrants - Black-Scholes Inputs	September 30, 2024	February 29, 2024
OWLT stock price	$4.49	$5.68
Exercise price of warrants	$7.71	$7.71
Term in years	4.41	5.00
Risk-free interest rate	3.58%	4.26%
Volatility	85.00%	90.00%

The following table presents a reconciliation of the Company’s SBG Public Warrants, SBG Private Placement Warrants, Series A Warrants, and Series B Warrants (together, the “Level 3 Warrants”) measured at fair value on a recurring basis as of September 30, 2024:

Level 3 Warrants
Balance as of December 31, 2023	$27,781
Issuance of Series B Warrants	6,855
Change in fair value included within common stock warrant liability adjustment	(9,534)
Balance as of September 30, 2024	$25,102

There were no transfers between Level 1 and Level 2 in the periods reported. The SBG Public Warrants and SBG Private Placement Warrants were transferred into Level 3 in 2023, as discussed above.

Equity-Classified Warrants

The fair value of the Titan Warrants on September 11, 2024 was $382. The Company measured the fair value of the Titan Warrants at issuance on September 11, 2024, using the Black-Scholes option pricing model with the following assumptions:

Titan Warrants - Black-Scholes Inputs	September 11, 2024
OWLT stock price	$4.35
Exercise price of warrants	$4.63
Term in years	5.50
Risk-free interest rate	3.47%
Volatility	85.00%

Mezzanine-Classified Redeemable Common Stock

As described in Note 4, the vested shares issued to WTI are contingently redeemable at the option of the holder during the put period and are recorded in mezzanine equity on the condensed consolidated balance sheet. The vested redeemable common shares were recorded at their fair value of $7.66 per share, which was an aggregate value of $4,308. The value of the redeemable common shares was determined using a combination of the value of the Company's stock on the date of issuance and the theoretic value of a stand-

alone put option valued using a Black-Scholes put option model discounted by a present value factor that considers the credit spread between an estimated Company specific discount rate and the risk-free rate of return. The valuation model used the following assumptions:

Redeemable Common Stock - Valuation Inputs	September 11, 2024
Common stock value per share	$4.35
Put price	$8.40
Term in years	5.00
Risk-free interest rate	3.42%
Volatility	85.00%
Credit spread	9.27%
Present value discount	63.49%

Note 9. Net Loss Per Share

Basic and diluted net loss per share of common stock and redeemable common stock is presented in conformity with the two-class method required for participating securities. Under the two-class method, net income (loss) is allocated to each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

The Company considers its convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of the Company’s convertible preferred stock do not have a contractual obligation to share in the Company’s losses.

The following tables present the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2024	2024	2023
	Redeemable Common Stock	Common Stock	Common Stock
Numerator:
Allocation of net loss attributable to common stockholders	$(75)	$(6,751)	$(6,960)
Add: accretion on redeemable common stock	5	(5)	—
Allocated net loss attributable to common stockholders	$(70)	$(6,756)	$(6,960)
Denominator:
Weighted-average common shares used in computed net loss per share attributable to common stockholders basic and diluted	122,283	11,042,602	8,310,965
Net loss per share attributable to common stockholders basic and diluted	$(0.57)	$(0.61)	$(0.84)

	Nine Months Ended September 30,
	2024	2024	2023
	Redeemable Common Stock	Common Stock	Common Stock
Numerator:
Allocation of net loss attributable to common stockholders	$(32)	$(7,530)	$(29,273)
Add: accretion on redeemable common stock	5	(5)	—
Allocated net loss attributable to common stockholders	$(27)	$(7,535)	$(29,273)
Denominator:
Weighted-average common shares used in computed net loss per share attributable to common stockholders basic and diluted	41,058	9,555,467	8,212,268
Net loss per share attributable to common stockholders basic and diluted	$(0.66)	$(0.79)	$(3.56)

The following table summarizes the common stock equivalents of potentially dilutive outstanding securities excluded from the computation of diluted net loss per share due to their anti-dilutive effect:

	As of September 30,
	2024	2023
Stock options	457,500	470,500
RSUs	1,408,197	1,396,201
RSAs	387,309	—
PSUs	56,391	71,428
ESPP shares committed	28,367	27,533
Common stock warrants	11,099,708	9,175,282
Preferred stock	2,872,668	4,373,178
Total	16,310,140	15,514,122

The Company’s 200,536 unvested earnout shares, described in Part II, Item 8 “Financial Statements and Supplementary Data - Note 9 to the Consolidated Financial Statements - Convertible Preferred Stock, Warrants, and Earnout Shares” in the 2023 Form 10-K, were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of September 30, 2024.

Note 10. Segments

The Company operates as a single operating segment. The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of allocating resources, making operating decisions, and evaluating financial performance. All significant operating decisions are based upon analysis of the Company as one operating segment, which is the same as its reporting segment.

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$18,527	$7,347	$47,321	$28,724
United Kingdom	1,368	1,075	4,333	2,210
Other	2,227	760	5,917	2,072
Total revenues	$22,122	$9,182	$57,571	$33,006

Other than the United States and the United Kingdom, no individual country exceeded 10% of total revenues for the three or nine months ended September 30, 2024 and September 30, 2023.

The Company’s long-lived assets are composed of property and equipment and right of use assets, net, and are summarized by geographic area as follows (in thousands):

	September 30, 2024	December 31, 2023
United States	$100	$998
International	119	316
Total long-lived assets, net	$219	$1,314

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report and in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Reform Act. See “Cautionary Note Regarding Forward-Looking Statements” before Part I of this Report. You should consider our forward-looking statements in light of the risks discussed in our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this Report, the “Risk Factors” section of our Form 10–K and this Report, and our other filings with the SEC. Note that amounts within Item 2 are presented in millions and may not sum due to rounding.
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

Components of Operating Results

Revenues

We recognize revenue primarily from products and the associated mobile applications. Revenues are recognized when control of goods and services is transferred to customers in an amount that reflects the consideration expected to be received by us in exchange for those goods and services. Substantially all of our revenues were derived from product sales.

Cost of Revenues

Cost of revenues consists of product costs, including contract manufacturing, shipping and handling, depreciation and amortization relating to tooling and manufacturing equipment and software, warranty replacement, fulfillment costs, warehousing, hosting, and reserves for excess and obsolete inventory.

Operating Expenses

General and Administrative. General and administrative expenses consist primarily of salaries, benefits, stock-based compensation, and bonuses for finance and accounting, legal, human resources and administrative executives and employees, third-party legal, accounting, customer service, software, and other professional services, corporate travel and entertainment, depreciation and amortization of property and equipment, asset impairment charges, and facilities rent.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, benefits, stock-based compensation, and bonuses for sales and marketing employees and contractors, third-party marketing expenses such as social media and search engine marketing, retail marketing, email marketing, and print marketing.

Research and Development. Research and development expenses consist primarily of salaries, benefits, stock-based compensation, and bonuses for employees and contractors engaged in the design, development, maintenance and testing of our products and platforms, including clinical testing.

Other Income (Expense)

Interest Income (Expense), Net. Interest income (expense), net consists of interest incurred on our outstanding borrowings, debt extinguishment costs, gain on interest for forgiveness of interest accrued related to an arrangement with a significant vendor, and amortization of the associated deferred financing costs. Interest income consists of interest earned on our money market account.

Common Stock Warrant Liability Adjustment. Mark to market adjustment to recognize the change in fair value of common stock warrant liabilities.

Other Income (Expense), Net. Other income (expense), net includes our net gain (loss) on foreign exchange transactions.

Income Tax Provision. Income tax provision consists primarily of U.S. federal and state income taxes related to the tax jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our results of operations for the periods, indicated in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024		2023
Revenues	$22.1	$9.2	$57.6		$33.0
Cost of revenues	10.6	5.9	29.2		20.3
Gross profit	11.5	3.3	28.3		12.7
Operating expenses:
General and administrative	9.8	5.4	22.1		20.4
Sales and marketing	4.0	3.3	11.8		9.8
Research and development	2.6	2.4	7.3		8.1
Total operating expenses	16.4	11.2	41.2		38.3
Operating loss	(4.8)	(7.9)	(12.8)		(25.6)
Other income (expense):
Interest expense, net	(0.1)	(0.1)	(0.3)		(3.0)
Common stock warrant liability adjustment	(0.7)	2.4	9.5		2.7
Other income (expense), net	—	—	0.1		(0.1)
Total other income (expense), net	(0.8)	2.2	9.4		(0.4)
Loss before income tax provision	(5.6)	(5.6)	(3.5)		(26.0)
Income tax provision	0.0	0.0	0.0	—	0.0
Net loss and comprehensive loss	(5.6)	(5.6)	(3.5)		(26.0)

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Revenues	$22.1	$9.2	$12.9	140.9%	$57.6	$33.0	$24.6	74.4%

Revenues increased by $12.9 million, or 140.9%, from $9.2 million for the three months ended September 30, 2023 to $22.1 million for the three months ended September 30, 2024. The increase was primarily due to higher sales of Dream Sock products, reflecting an increase in consumer demand across all sales channels as compared to the same period in the prior year. During the three months ended September 30, 2023, we signed a new distribution agreement with a large retailer that offered more favorable terms. As a result, certain sales were delayed until the three months ended December 31, 2023, which reduced revenue for the three months ended September 30, 2023.

Revenues increased by $24.6 million, or 74.4%, from $33.0 million for the nine months ended September 30, 2023 to $57.6 million for the nine months ended September 30, 2024. The increase was primarily due to higher sales of Dream Sock products, reflecting an increase in consumer demand across all sales channels as compared to the same period in the prior year.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Cost of revenues	$10.6	$5.9	$4.7	80.7%	$29.2	$20.3	$8.9	44.0%
Gross profit	$11.5	$3.3	$8.2	246.8%	$28.3	$12.7	$15.6	122.9%
Gross margin	52.2%	36.3%			49.2%	38.5%

Cost of revenues increased by $4.7 million, or 80.7%, from $5.9 million for the three months ended September 30, 2023 to $10.6 million for the three months ended September 30, 2024. The increase was primarily due to the increase in product sales. Gross margin increased from 36.3% for the three months ended September 30, 2023 to 52.2% for the three months ended September 30, 2024 primarily due to higher revenue and lower direct product and fulfillment costs.

Cost of revenues increased by $8.9 million, or 44.0%, from $20.3 million for the nine months ended September 30, 2023 to $29.2 million for the nine months ended September 30, 2024. The increase was primarily due to the increase in product sales. Gross margin increased from 38.5% for the nine months ended September 30, 2023 to 49.2% for the nine months ended September 30, 2024 primarily due to higher revenue and lower direct product and fulfillment costs.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
General and administrative	$9.8	$5.4	$4.3	79.6%	$22.1	$20.4	$1.7	8.3%

General and administrative expense increased by $4.3 million, or 79.6%, from $5.4 million for the three months ended September 30, 2023 to $9.8 million for the three months ended September 30, 2024. The increase was driven primarily by impairment charges related to intangible assets and higher compensation expense, including accrued bonuses, severance-related expenses, and stock-based compensation as compared to the same period in the prior year.

General and administrative expense increased by $1.7 million, or 8.3%, from $20.4 million for the nine months ended September 30, 2023 to $22.1 million for the nine months ended September 30, 2024. The increase was driven primarily by impairment charges related to intangible assets and higher compensation expense, including accrued bonuses, severance-related expenses, and stock-based compensation, partially offset by lower consulting and outside services spend related to transaction costs as compared to the same period in the prior year.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Sales and marketing	$4.0	$3.3	$0.7	20.6%	$11.8	$9.8	$2.0	20.5%

Sales and marketing expense increased by $0.7 million, or 20.6%, from $3.3 million for the three months ended September 30, 2023 to $4.0 million for the three months ended September 30, 2024. The increase was driven primarily by higher compensation expense due to accrued bonuses as well as higher spend on brand and content expenses as compared to the same period in the prior year.

Sales and marketing expense increased by $2.0 million, or 20.5%, from $9.8 million for the nine months ended September 30, 2023 to $11.8 million for the nine months ended September 30, 2024. The increase was driven primarily by higher compensation expense due to accrued bonuses and higher spend on social media marketing and public relations as compared to the same period in the prior year.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Research and development	$2.6	$2.4	$0.1	5.5%	$7.3	$8.1	$(0.8)	(9.9%)

Research and development expense increased by $0.1 million, or 5.5%, from $2.4 million for the three months ended September 30, 2023 to $2.6 million for the three months ended September 30, 2024. The increase was driven primarily by higher compensation expense, including accrued bonuses and severance-related expenses, partially offset by costs capitalized related to internal-use software as compared to the same period in the prior year.

Research and development expense decreased by $0.8 million, or 9.9%, from $8.1 million for the nine months ended September 30, 2023 to $7.3 million for the nine months ended September 30, 2024. The decrease was driven primarily by lower stock-based compensation expense, lower regulatory testing, and costs capitalized related to internal-use software, partially offset by accrued bonuses and severance-related expenses as compared to the same period in the prior year.

Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Interest expense, net	$(0.1)	$(0.1)	$—	16.4%	$(0.3)	$(3.0)	$2.7	(91.6%)
Common stock warrant liability adjustment	$(0.7)	$2.4	$(3.1)	(128.1%)	$9.5	$2.7	$6.9	255.9%
Other income (expense), net	$—	$—	$—	NM*	$0.1	$(0.1)	$0.2	NM*

*Not meaningful ("NM").

Interest expense, net for the three months ended September 30, 2024 was mostly flat as compared to the same period in the prior year. Interest expense, net for the three months ended September 30, 2024 included $0.3 million of termination fees related to the SVB term loan and $0.2 million of other interest expense, partially offset by a $0.5 million gain on interest for forgiveness of interest accrued related to an arrangement with a significant vendor that was fully settled in September 2024.

Interest expense decreased by $2.7 million, from $3.0 million for the nine months ended September 30, 2023 to $0.3 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we entered into an agreement with a significant vendor to pay $3.0 million of interest over 36 months with respect to past due payables. The present value of the future payments was expensed and included within interest expense, net on the condensed consolidated statements of operations in that period. In January 2024, the agreement was amended and the schedule of interest payments was modified from 36 months to 28 months, but the amount of interest payable was unchanged. In September 2024, the agreement was amended again, allowing us to terminate the agreement with a final interest payment of $0.6 million, which was then fully settled in September 2024. The reduction in the total cumulative interest payments to $2.2 million resulted in us recording a reduction of interest expense at termination of $0.5 million.

For the three months ended September 30, 2024, we recognized a loss of $0.7 million as compared to a gain of $2.4 million for the same period in the prior year, resulting from an increase in the fair value of common stock warrants outstanding. The loss recognized for the three months ended September 30, 2024 included the increase in fair value of the Series B Warrants that were issued in February 2024, which were not outstanding during the same period in the prior year. The gain of $2.4 million for the three months ended September 30, 2023 resulted from a decrease in the fair value of common stock warrants outstanding.

For the nine months ended September 30, 2024, we recognized a gain of $9.5 million as compared to a gain of $2.7 million for the same period in the prior year resulting from a larger decrease in the fair value of common stock warrants outstanding. Additionally, the gain recognized for the nine months ended September 30, 2024 included the decrease in fair value of the Series B Warrants that were issued in February 2024, which were not outstanding during the same period in the prior year.

Liquidity and Capital Resources

We have historically funded our operations primarily with proceeds from issuances of our convertible preferred stock, issuances of our common stock, borrowings under our loan facilities, issuances of convertible promissory notes, and sales of our products and services. As of September 30, 2024, we had cash and cash equivalents of $21.5 million.

September 2024 Offering

On September 11, 2024, we entered into the underwriting agreement and issued 3,135,136 shares of our common stock at a price to the public of $3.70 per share, less underwriting discounts and commissions. The net proceeds we received at the closing of the offering on September 13, 2024 were $10.6 million. In addition, we incurred $0.7 million in issuance costs that were unpaid as of September 30, 2024. We provided the underwriter a discount of 7% off the offering price. We also reimbursed the underwriters for $0.2 million in fees and expenses, including legal expenses, out-of-pocket expenses, and clearing expenses.

Pursuant to the underwriting agreement, we also issued, as a portion of the underwriting compensation payable to the underwriter, a warrant to purchase up to 125,405 shares of our common stock (which was subsequently transferred to certain affiliates of the underwriter, the “Titan Warrants”). The Titan Warrants are initially exercisable on March 13, 2025 at an exercise price of $4.63 and have a term of five years from such initial exercise date.

February 2024 Offering

On February 25, 2024, we entered into a private placement investment agreement with certain investors, pursuant to which we issued and sold to the investors (i) an aggregate of 9,250 shares of our Series B convertible preferred stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 1,799,021 shares of our common stock, par value $0.0001 per share (the “Series B Warrants”), for an aggregate gross purchase price of $9.3 million.

Each of the Series B Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $7.71 per share, is immediately exercisable, and will expire on March 1, 2029. As the Series B Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $6.9 million. The total proceeds from the offering were first allocated to the liability-classified warrants, based on their fair values, with the residual $2.4 million allocated to the Series B convertible preferred stock.

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

Since inception, we have experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $259.1 million as of September 30, 2024. During the nine months ended September 30, 2024 and 2023, we had negative cash flows from operations of $14.5 million and $22.0 million, respectively. As of September 30, 2024, we had $21.5 million of cash on hand.

Recurring operating losses, negative cash flows from operations since inception, and a low cash balance relative to current obligations raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements included elsewhere in this Report are issued. The condensed consolidated financial statements included elsewhere in this Report have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

As we continue to address these financial conditions, we have undertaken the following actions:

•As described above, in September 2024, we issued 3,135,136 shares of common stock for aggregate net proceeds of $9.8 million. In February 2024, we consummated a sale of preferred stock and warrants to purchase our common stock for aggregate net proceeds of $8.9 million.

•As described below and in Note 4, Debt and Other Financing Arrangements within the Notes to Condensed Consolidated Financial Statements, in September 2024, we entered into a loan facility agreement with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively “WTI”) for a term loan facility of up to $15.0 million (the “WTI Loan Facility”). On September 11, 2024, we entered into an asset-based revolving credit facility (the "ABL Line of Credit") with a maximum revolving commitment of up to $15.0 million. In connection with these transactions, we used our then-existing cash to repay and extinguish all borrowings outstanding under the line of credit and term loan agreements with SVB and initiated a drawdown of $7.5 million under the WTI Loan Facility.

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

SVB Revolver and Term Loan

On November 23, 2022, we entered into the Third Amended and Restated Loan and Security Agreement (as amended, the “LSA”) with SVB. The LSA provided for a $10.0 million revolving line of credit (the “SVB Revolver”) and for a $8.5 million term loan, which amortized with equal monthly installments of $0.5 million that would have matured on October 1, 2024.

On September 11, 2024, we used existing cash to prepay and extinguish all borrowings outstanding under the LSA. In addition to normal principal and interest, we paid $0.8 million to extinguish this loan, $0.3 million of which was recorded as interest income (expense), net.

WTI Loan Facility

On September 11, 2024 (the “Effective Date”), we entered into the WTI Loan Facility with WTI. We initiated our first drawdown under the WTI Loan Facility of $7.5 million (the “Initial Loan”) shortly after closing.

The WTI Loan Facility consists of two tranches. The first tranche of $10.0 million was available at closing and through September 30, 2024, with $2.5 million of the first tranche availability extendable until December 31, 2024 (the “First Tranche Commitment”). The second tranche of $5.0 million is available through August 15, 2025 (the ‘Second Tranche Commitment”, or together with the First Tranche Commitment, the “Loan Commitments”) upon achievement of (a) at least $48.6 million in revenue for the period commencing October 1, 2024 and ending June 30, 2025 (the “Second Tranche Condition Period”), (b) total cash burn during the Second Tranche Condition Period not to exceed $0.6 million for such period, (c) receipt by us of at least $6.0 million of net proceeds from an equity financing during a period commencing on the closing date and ending on the second tranche borrowing date, and (d) receipt by WTI of our then-current, board-approved operating and financing plan to WTI's satisfaction, as well as compliance with certain reporting conditions. The remaining $2.5 million of the First Tranche Commitment is available until December 31, 2024. Once repaid, we cannot reborrow from the WTI Loan Facility.

We have the option to prepay the outstanding loans issued under the WTI Loan Facility in whole at any time by repaying all outstanding principal and accrued interest, as well as all scheduled unpaid interest on the loan, including payment-in-kind interest (“PIK Interest”), as if the loan continued to accrue interest through its stated maturity. Provided if the fully diluted market capitalization of our Class A common stock (“common stock”) is greater than or equal to $250.0 million for 10 consecutive Trading Days, then so long as such prepayment is made within 60 days thereafter, the redemption price will be discounted by 30% of the total amount of all scheduled but unpaid interest (but excluding any PIK Interest, which will not be discounted).

The WTI Loan Facility contains certain reporting and operational covenants that must be met for us to borrow funds under the Loan Commitments and not cause an event of default. Upon the occurrence of an event of default, WTI could elect to force redemption of the outstanding balances under the WTI Loan Facility, requiring us to pay all outstanding principal and accrued interest, as well as all scheduled unpaid interest on the loan, including PIK interest. Upon the occurrence of an event of default, we will also be required to pay default interest on any overdue balances at a rate of 5.0%. The WTI Loan Facility and any loans and obligations issued thereunder are collateralized by substantially all of our assets and are guaranteed by us. As of September 30, 2024, we were in compliance with all financial covenants associated with the WTI Loan Facility.

As partial consideration for the availability and funding of the WTI Loan Facility, we entered into a Stock Issuance Agreement (the “WTI Stock Issuance Agreement”) with WTI Fund X, LLC (“Fund X”) and WTI Fund XI, LLC (“Fund XI”, and together with Fund X, the “WTI Funds”), dated as of the Effective Date. Pursuant to the WTI Stock Issuance Agreement, we issued to the WTI Funds an aggregate of 750,000 shares of redeemable common stock on the Effective Date, of which 187,500 are subject to forfeiture in the event that we do not draw on any portion of the remaining outstanding Loan Commitment. To the extent we do exercise our option under the Loan Commitments to issue additional debt, a number of forfeitable shares will 'vest' and no longer be subject to forfeiture based on the pro rata portion of the outstanding Loan Commitments drawn against.

The shares issued to WTI pursuant to the WTI Stock Issuance Agreement contain an embedded redemption option (the"Redemption Option") such that WTI may elect to force us to redeem the shares that are no longer subject to forfeiture for a price of $8.40 per share. The Redemption Option may be exercised, with respect to any amount that is equal to or less than the entire balance of such shares, at any time during the period commencing on the first trading day following the fifth anniversary of the Effective Date and continuing through the date which is 10 years after the Effective Date, subject to certain acceleration provisions set forth in the WTI Stock Issuance Agreement. We have also granted the WTI Funds an option (the “Exchange Option”) to exchange all or any portion of the shares issued pursuant to the WTI Stock Issuance Agreement that are vested and held by the WTI Funds at the time of exercise of the Exchange Option for shares of capital stock in any successor entity under certain circumstances, subject to certain conditions set forth in the WTI Stock Issuance Agreement, as well as certain rights to participate in certain future offerings.

ABL Line of Credit

On September 11, 2024 (the “Effective Date”), we entered into a Credit and Security Agreement (the “Credit Agreement”), which provides for an asset-based revolving credit facility (the “ABL Line of Credit”) with a maximum principal amount of up to $15.0 million. The maximum amount shall increase to $20.0 million on September 11, 2025. The ABL Line of Credit is collateralized by substantially all of our assets. Loans and other obligations under the Credit Agreement bear interest at a rate per annum equal to the 1-month Secured Overnight Financing Rate (subject to a floor of 3.50%) plus a margin, which varies between 7.50% and 8.50% depending on the our earnings before interest, taxes, depreciation and amortization (“EBITDA”); provided that the interest rate shall not exceed the maximum rate permitted under applicable law.

The ABL Line of Credit matures on September 10, 2027 (the “Maturity Date”). If for any reason the Credit Agreement is terminated or all outstanding loans and other obligations are paid in full and the ABL Line of Credit is terminated before the Maturity Date, we will be obligated to pay a prepayment fee equal to a percentage of the then-current Revolving Commitment, which percentage decreases on certain anniversary of the closing date.

The Credit Agreement contains representations, warranties, covenants, and events of default customary for agreements of this type. As of September 30, 2024, we were in compliance with all financial covenants associated with the Credit Agreement and there was $9.9 million of outstanding borrowings. As of September 30, 2024, the borrowing base availability under the Credit Agreement was $0.7 million.

Financed Insurance Premium

In July 2024, we renewed our corporate directors & officers and employment liability policies and entered into several new short-term commercial premium finance agreements with First Insurance Funding totaling $0.6 million to be paid within one year, accruing interest at a weighted average rate of 8.6%. As of September 30, 2024, the remaining principal balance on the combined financed insurance premiums was $0.5 million.

Cash Flows

The following table summarizes our cash flow (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(14.5)	$(22.0)
Net cash used in investing activities	(0.7)	—
Net cash provided by financing activities	20.6	25.9
Net change in cash and cash equivalents	$5.3	$3.9

Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $14.5 million as compared to net cash used in operating activities of $22.0 million in the prior year. The change in operating cash flows was primarily driven by a lower operating loss, which was $12.8 million for the nine months ended September 30, 2024 as compared to an operating loss of $25.6 million for the same period in the prior year.

Investing Activities

For the nine months ended September 30, 2024, we used $0.7 million to invest in various projects, including the development of our new subscription app. For the nine months ended September 30, 2023, we used substantially no cash for investing activities due to the prioritization of research and development projects that supported seeking regulatory clearances for our products.

Financing Activities

For the nine months ended September 30, 2024 and 2023, net cash provided by financing activities was $20.6 million and $25.9 million, respectively. The decrease is primarily driven by the higher amount proceeds raised by the Series A preferred stock offering in February 2023 as compared to the combined proceeds raised by the common stock offering in September 2024 and the Series B preferred stock offering in February 2024. Additionally, in September 2024, we drew down $7.5 million under the WTI Loan Facility and we made payments on the Term Loan totaling $5.0 million during the nine months ended September 30, 2024, compared to payments totaling $2.0 million during the nine months ended September 30, 2023.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of September 30, 2024, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting exist as of September 30, 2024.

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

•We did not design and maintain effective controls over the accounting for convertible preferred stock and warrant arrangements. Further, we did not design and maintain effective controls to verify the completeness and accuracy of sales returns and accrued sales tax. Each of these material weaknesses resulted in material adjustments to several account balances and disclosures in the consolidated financial statements as of and for the year ended December 31, 2019. The sales returns material weakness also resulted in immaterial adjustments to revenue and accrued and other expenses as of and for the year ended December 31, 2022. The material weakness for accounting for convertible preferred stock and warrant arrangements also resulted in immaterial adjustments that were recorded as out-of-period adjustments within the three and nine-months ended September 30, 2024.

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

We have taken actions to improve our IT general controls, segregation of duties over journal entries controls, inventory controls, accrued liabilities, and warrant arrangements. However, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

During the three months ended September 30, 2024, we have taken actions to enhance the design of the controls we believe are necessary to remediate the material weaknesses related to the sales returns, accrued sales tax, and convertible preferred stock and warrant arrangements. While these enhancements to the design of the controls have been implemented as of September 30, 2024, we may determine the need to make further enhancements to the design of these controls. These material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

Notwithstanding the above, our management believes that the consolidated financial statements included in this Report on Form 10-Q state fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.

From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. We evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigations or other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage to our reputation, and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement agreement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition and operating results. For a description of our legal proceedings, see Note 5, Commitments and Contingencies within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report, which is incorporated herein by reference.
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

Additionally, in the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. In November 2021, two putative class action complaints were filed against us in the U.S. District Court for the Central District of California. Both complaints alleged violations of the Exchange Act against the Company and certain of our officers and directors on behalf of a putative class of investors who: (a) purchased the Company’s common stock between March 31, 2021 and October 4, 2021 (“Section 10(b) Claims”); or (b) held common stock in SBG as of June 1, 2021, and were eligible to vote at SBG's special meeting held on July 14, 2021 (“Section 14(a) Claims”). Both complaints allege, among other things, that we and certain of our officers and directors made false and/or misleading statements and failed to disclose certain information regarding the FDA’s likely classification of the Owlet Smart Sock as a medical device requiring marketing authorization. On September 8, 2023, the Court ruled that while the two cases were consolidated, there would be two distinct and separate classes to represent the Section 10(b) Claims and Section 14(a) Claims, respectively, and appointed lead plaintiffs and lead counsel. An amended complaint was filed for both classes on November 21, 2023, and then further amended and consolidated filings by the plaintiffs’ counsel on December 22, 2023. The Company intends to vigorously defend itself against these claims and filed on February 9, 2024 motions to dismiss the cases in response to these complaints, on behalf of itself and the named officers and directors. The plaintiffs filed oppositions to the motions to dismiss on March 24, 2024, and the Company filed replies in support of the motions to dismiss on May 10, 2024. On August 5, 2024, the Court denied Owlet’s and its officers’ motions to dismiss the Section 10(b) Claims and the Section 14(a) Claims. On September 24, 2024, the Court entered a scheduling order in the case, setting trial to begin on February 17, 2026. On September 26, 2024, the Court granted Owlet’s and its officers’ motion for reconsideration regarding the Section 10(b) Claims and dismissed all claims arising out of statements made prior to the merger.

Further, on August 26, 2024 and October 3, 2024, investors filed in the U.S. District Court for the Central District of California, derivatively on behalf of the Company, complaints asserting claims for violations of Section 14(a) of the Exchange Act, as well as state law claims, including breach of fiduciary duty, unjust enrichment and waste of corporate assets. One complaint (captioned Janet Vargas, Derivatively on Behalf of Nominal Defendant Owlet, Inc., Case No. 2:24-cv-07258-FLA-PVC) asserts claims against twelve of the Company’s current or former directors and officers and six current or former directors and officers of Sandbridge Acquisition Corporation. The other (captioned Nathan Capleton, Derivatively on Behalf of Nominal Defendant Owlet, Inc., Case No. 2:24-cv-08536-JAK-MAA) asserts claims against eleven of the Company’s current or former directors. Both complaints leverage the allegations made in one of the securities class action complaints. Neither complaint specifies the damages claimed in the action.

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

We currently market and intend to continue to market our products and services internationally. We expect certain of our pipeline products to be regulated as medical devices, and we have received communications from certain regulatory authorities inquiring as to the regulatory status of our Smart Sock, and whether such product is regulated as a medical device in such jurisdictions. In these communications, some regulatory authorities have asserted that Smart Sock is a medical device that must comply with medical device requirements in those jurisdictions. See our risk factor titled, “If any governmental authority or notified body were to require marketing authorization or similar certification for any product that we sell for which we have not obtained such marketing authorization or certification, we could be subject to regulatory enforcement actions and/or be required to cease selling or recall the product pending receipt of marketing authorization or similar certification from such other governmental authority or notified body, which can be a lengthy and time-consuming process, harm financial results and have long-term negative effects on our operations."

Risks Related to Our Common Stock and Warrants

Our failure to meet the NYSE’s continued listing requirements could result in a delisting of our common stock.

If we fail to satisfy the NYSE's continued listing requirements, the NYSE may take steps to delist our common stock. For example, in April 2023, we were notified by NYSE that we were not in compliance with Section 802.01B of the NYSE Listed Company Manual as the average global market capitalization of our common stock over a consecutive 30 trading-day period and, at the same time, our last reported stockholders’ equity were each less than $50 million. In May 2023, we submitted a business plan advising the NYSE of the definitive actions we had taken as of the date of that submission and were planning on taking in order to bring us into compliance with NYSE continued listing standards within 18 months of receipt of the NYSE Notification (the “Cure Period”). The plan was accepted by the NYSE in July 2023. On October 10, 2024, we received formal notice from the NYSE that we had regained compliance with the NYSE’s continued listing standards. As a result of our achievement of compliance with the NYSE’s minimum market capitalization requirement for the requisite period of time, the NYSE has advised us that we are no longer considered out of compliance with these continued listing standards, and the below compliance “BC” indicator has been removed from our Class A common stock. Additionally, we are no longer noted as being below continued listing standards on the NYSE’s website (www.nyse.com). In accordance with the NYSE’s Listed Company Manual, we will be subject to a 12-month follow-up period within which we will be reviewed to confirm that we do not once again fall below any of the NYSE’s continued listing standards. There can be no assurance that we will be able to maintain compliance with these or any other NYSE listing requirements during or after the 12-month follow-up period.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously disclosed in our Current Report on Form 8-K filed on September 11, 2024, there were no unregistered sales of equity securities for the three months ended September 30, 2024.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.

(b) None.

(c) During the three months ended September 30, 2024, no directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated "Rule 10b5-1 trading arrangements" and/or "non-Rule 10b5-1 trading arrangements" (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1†	Merger Agreement, dated as of February 15, 2021, by and among the Registrant, Project Olympus Merger Sub, Inc. and Owlet Baby Care Inc.	8-K	001-39516	2.1	2/16/2021
3.1	Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	10-K	001-39516	3.1	3/8/2024
3.2	Certificate of Designation of Series A Convertible Preferred Stock of Owlet, Inc.	8-K	001-39516	3.1	2/21/2023
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	8-K	001-39516	3.1	7/7/2023
3.4	Amended and Restated Bylaws of Owlet, Inc.	S-4	333-254888	3.4	3/31/2021
3.5	Certificate of Designation of Series B Convertible Preferred Stock of Owlet, Inc.	8-K	001-39516	3.1	3/4/2024
4.1	Warrant Agreement, dated September 14, 2020, between Sandbridge Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39516	4.1	9/18/2020
4.2	Specimen Warrant Certificate.	S-1	333-24832	4.4	9/1/2020
4.3	Form of Warrant to Purchase Class A Common Stock in connection with the February 2023 Offering.	8-K	001-39516	4.1	2/21/2023
4.4	Form of Warrant to Purchase Shares of Class A Common Stock in connection with the February 2024 Offering.	8-K	001-39516	4.1	2/26/2024
4.5	Amended and Restated Warrant to Purchase Shares of Class A Common Stock, dated February 25, 2024, by and between Owlet, Inc. and Eclipse Early Growth Fund I, L.P.	8-K	001-39516	4.2	2/26/2024
4.6	Form of Representative’s Purchase Warranted, dated September 13, 2024, between Owlet, Inc. and American Capital Partners, LLC	8-K	001-39516	4.1	9/13/2024
10.1†	Credit and Security Agreement among Owlet Baby Care, Inc., Owlet, Inc., the other Borrowers and Guarantors from time to time party thereto, the Lenders from time to time party thereto, and ABL OPCO LLC, dated as of September 11, 2024	8-K	001-39516	10.1	9/11/2024
10.2	Letter Agreement, dated as of September 11, 2024, by and among ABL OPCO LLC, Owlet, Inc. and Owlet Baby Care, Inc.	8-K	001-39516	10.2	9/11/2024
10.3†	Loan and Security Agreement, dated as of September 11, 2024, among Owlet Baby Care, Inc., Owlet, Inc., WTI Fund X, Inc., and WTI Fund XI, Inc.	8-K	001-39516	10.3	9/11/2024
10.4	Stock Issuance Agreement, dated as of September 11, 2024, by and among WTI Fund X, LLC, WTI Fund XI, LLC, and Owlet, Inc.	8-K	001-39516	10.4	9/11/2024
10.5	Owlet, Inc. 2021 Incentive Award Plan, as Amended.	S-8	333-281623	99.1	8/16/2024
10.6	Form of Owlet, Inc. 2021 Incentive Award Plan Restricted Stock Award Grant Notice.	S-8	333-281623	99.2	8/16/2024
10.7*	Promotion Letter between Owlet, Inc. and Amanda Twede Crawford.
10.8*	Separation Agreement between Owlet, Inc. and Kathryn Scolnick.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith
**Furnished herewith.
†The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.
#The Company has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 14, 2024	By:	/s/ Kurt Workman
	Name:	Kurt Workman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Amanda Crawford
	Name:	Amanda Crawford
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)