Form 10-K
period 2024-12-31
Owlet, Inc.
filed 2025-03-11
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 001-39516

OWLET, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	85-1615012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2940 West Maple Loop Drive, Suite 203 Lehi, Utah	84043
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (844) 334-5330

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common stock, $0.0001 par value per share	OWLT	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $25.0 million based on the closing market price as of the close of business on June 30, 2024, the last business day of the Registrant's most recently completed second fiscal quarter.
The number of shares of Registrant’s Class A common stock outstanding as of March 7, 2025 was 16,566,429.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2025 Annual Meeting of Stockholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2024.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Report”) contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements other than statements of historical facts contained in this Report, including, without limitation, statements concerning possible or assumed future actions, business strategies, including with respect to reimbursements for BabySat events or results of operations, our ability to continue as a going concern, expectations for the growth of our business and products, expected benefits of our new subscription service offering, our ability to receive regulatory approvals, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

Market and Industry Data And Forecasts

In this Report, we present certain market and industry data and statistics. This information is based on third-party sources, which we believe to be reliable. We have not independently verified data from these sources and cannot guarantee their accuracy or completeness. In addition, this Report contain estimates about our business and our market opportunity. Our estimates involve risks and uncertainties and are subject to change based upon various factors, including those discussed in this Report under “Forward-Looking Statements” and Part I, Item 1A. “Risk Factors.” Additionally, some data in this Report is based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. Similarly, we believe our internal research is reliable, however, such research has not been verified by any independent sources.

Trademarks

This Report contains trademarks, trade names and service marks that are the property of the Company, as well as, for informational purposes, trademarks, trade names, and service marks that are the property of other organizations. Solely for convenience, certain trademarks, trade names, and service marks referred to in this report appear without the ®, ™ and SM symbols, but those references are not intended to indicate that we or the applicable owner, as the case may be, will not assert, to the fullest extent under applicable law, our or their rights to such trademarks, trade names, and service marks.

Summary of Risk Factors

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
•We currently rely on a single manufacturer for the assembly of our Dream Sock, Smart Sock and BabySat products and a single manufacturer for the assembly of our Owlet Cam. We will likely rely on single manufacturers for future products we may develop. If we encounter manufacturing problems or delays or increased costs, we may be unable to promptly transition to alternative manufacturers and our ability to generate revenue may be limited.
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
•Operations in international markets expose us to additional business, political, regulatory, operational, financial and economic risks.
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
•We will likely need to raise additional capital in the future in order to execute our strategic plan, which may not be available on terms acceptable to us, or at all.

PART I
Item 1. Business

We are Owlet

Globally, over 140 million new lives are brought into the world every year. Yet, the infancy period remains fraught with complexities. In the United States alone, a family will lose over 44 nights of sleep in the first year, and families of young children will see, annually, nearly 13 million sick visits and 3.4 million emergency room visits, and tragically, more than 3,700 infants are lost unexpectedly in their homes every year. We believe the majority of these challenges unfold within the security of the home.

The persistence of unexpected infant fatalities remains unchanged for over a quarter-century, compounded by a recent increase in Respiratory Syncytial Virus (RSV) and pneumonia among children. The staggering number of healthcare visits underscores what we believe is a dire need for change, starting with the home.

Our belief is steadfast. We believe that parenting should come with empowerment, the kind that's informed, data-driven, and supported every step of the way. Owlet stands as a beacon for this empowerment, aimed to equip families with the tools intended for their little ones' safety, health, and joy.

Our vision is ambitious yet clear. We want to forge a world where every infant, regardless of socioeconomic background, benefits from health monitoring technologies akin to Owlet's. Our mission is to arm parents with crucial information when they need it most, aiming to safeguard children's health, optimize their well-being, and help facilitate peaceful sleep. We're committed to improving overall health outcomes.

Our values underscore our mission. We advocate for parental leadership in healthcare, backed by technological advancements. We prioritize our collective mission above individual egos, innovate to address genuine needs, and foster a culture of teamwork and mutual support. Our products are intended to empower parents with the right information at the right time.

We believe our ecosystem of digital parenting solutions can help transform modern parenting. We are providing parents data-driven insights into their children’s well-being in the comfort of their own home. Our digital parenting platform aims to give parents real-time data and insights to help parents feel calmer and more confident and well rested. We also believe that every child deserves to live a long, happy, and healthy life, and we are working to develop products to help further that belief.

Products and Services

Our devices are intended to empower parents with the right information at the right time. Owlet’s Dream Sock received a de novo device classification from United States Food and Drug Administration ("FDA") to market as a medical device a first-of-its kind, over-the-counter device for the in-home environment that provides a notification to the caregiver when an infant’s pulse rate and/or oxygen saturation moves outside of preset ranges (“Health Notifications”), displays the infant’s live pulse rate and oxygen saturation values and trends (“Live Health Readings”), and is intended for use in infants who are 1 to 18 months of age and between 6 and 30 pounds and have not been previously diagnosed with a cardiovascular or respiratory disease or condition. The notifications and associated data are intended to be used to supplement the decision by caregivers to seek additional guidance for medical care of the infant, but not to replace traditional methods of monitoring, diagnosis or treatment.

•Sock Monitor Offerings
•Dream Sock – An award-winning, wearable, smart infant health monitor equipped with pulse oximetry technology that tracks vital signs such as pulse rate, oxygen level, activity, and sleep patterns. Dream Sock aims to provide more peace of mind for parents by providing real-time notifications to caregivers when a baby’s pulse rate and/or oxygen saturation fall outside preset ranges, all while offering tailored sleep insights in the Owlet Dream App. Dream Sock with Live Health Readings and Health Notifications has an FDA marketing authorization in the U.S., and is CE marked, as defined below, under EU Medical Devices Regulation in the European Union and UKCA marked in the United Kingdom. A version of Dream Sock without Live Health Readings and Health Notifications is offered in Canada and tracks Sleep Quality Indicators, including heart rate, 10-minute historic average oxygen level, and more.

•BabySat – Designed for infants that could benefit from additional monitoring at home under the supervision of a physician, BabySat provides caregivers a prescription version of our wearable infant monitor that offers customizable alarm limits via the Owlet Care+ App. This device is best suited for babies with conditions such as RSV, pneumonia, bronchitis, croup, or other diagnoses. With BabySat, supported by insurance reimbursement, parents with coverage can secure vital monitoring at low or no cost. BabySat is FDA-cleared and offered in the U.S. only. The BabySat pulse oximeter is indicated for use in measuring and displaying functional oxygen saturation of arterial hemoglobin (SpO2) and Pulse rate. It is indicated for spot-checking and/or continuous monitoring of well-perfused patients greater than one month old up to 18 months old and weighing between 6 and 30 lbs., in the home environment.

•Owlet Smart Sock – Smart Sock is Owlet’s first smart baby monitor to track an infant’s oxygen saturation, heart rate, and sleep trends. Owlet Smart Sock allows parents to view their baby’s heart rate and oxygen readings in real-time from the Owlet Care App. If the baby’s readings leave preset zones, parents are notified through the Owlet Care App and a nearby base station. Owlet Smart Sock is sold in Australia, New Zealand, South Africa and certain other markets around the world. Owlet Smart Sock was also sold in the United States, the United Kingdom and the European Union prior to the launch of Dream Sock.

•Owlet Cam – This smart audio and video monitor allows caregivers to monitor their babies at anytime from anywhere, offering 1080p HD video, motion and cry detection, 4x zoom, and two-way audio, so parents can remain connected, regardless of distance.

•Dream Duo – Combining Dream Sock or Owlet Smart Sock with Owlet Cam, this baby monitoring solution offers HD video, sleep insights, and health tracking to offer an extensive view into an infant's well-being.

•Owlet360 – Owlet’s innovative subscription service leverages the Company’s infant health and sleep data to provide parents and caregivers with a deeper, personalized understanding of their babies’ development, health, and sleep trends. Owlet360 aims to empower parents with actionable information to support babies' well-being and parents’ peace of mind. Owlet360 is available for all new and existing Owlet Dream App users in the U.S. only.

•Accessories – Enhancing the Owlet experience, offered accessories include fabric accessory socks in various colors and patterns, the Owlet Dream Sleeper with Swaddle and the Owlet Sock Travel Case.

Our Platform and Pipeline
Since our inception, over 2 million Owlet devices have been sold worldwide, which has contributed to one of the largest data sets of infant health and sleep. We believe that data will be an invaluable tool in bridging the current healthcare gap between hospital and home. We will continue to develop our software and data in order to bring additional solutions into the home. Through leveraging our data, we believe we can help bridge the gap and better democratize access to individualized care.

We are building our data platform with the goal to be parents’ go-to brand in the areas of sleep, safety, health and well-being information. We will remain focused on commercializing our Dream Sock and BabySat devices, which we believe will open the door to launch additional services to continue the expansion of our data platform. We believe that we can use our data sets to enhance our product with additional valuable data insights as part of new subscription models and increasingly predictive technologies.

We believe we have developed deep and enduring relationships with our users and brand advocates around the world. We believe these parents are more likely to be early technology adopters and have a high affinity towards actionable insight to care for their children. This is evidenced by the millions of downloads of the Owlet applications and high social media engagement across our multiple platforms. These relationships continue to grow and develop in tandem with our novel product and software additions to our connected ecosystem, feature enhancements, omni-channel distribution, and marketing efforts. As we bring this valued relationship with consumer users into new medical communities, we believe that our platforms will continue to evolve and expand.

Strategic Business Segments
Owlet products are marketed and distributed in the United States and internationally through consumer and, more recently, through medical distribution channels.

Direct to Consumer & Digital Engagement: The Owlet brand resonates deeply with over 1 million social media followers, hundreds of millions of views and engagements and millions of website visitors each year. Our focus on engaging directly with our customer is driving significant sales through direct channels and increases demand through our retail partnerships. Our digital presence is a cornerstone of our strategy, enhancing customer lifetime value and fostering brand loyalty.

Retail Partnerships: Our products are widely available across major U.S. retailers, including Amazon, Target, Walmart, Best Buy and BabyList.

Global Reach & Distribution: Our international strategy is taking root and continuing to grow, with distribution partners in key global markets including Canada, Australia, the United Kingdom and throughout the rest of the European Union. We intend to continue expanding our global footprint and accessibility, underscoring our commitment to global health and well-being.

Healthcare Distribution & Insurance Reimbursement: The FDA clearance and subsequent launch of BabySat marks a significant opportunity to expand into healthcare distribution, opening potential new channels for insurance reimbursement and professional recommendations. We believe that this development not only broadens access, but also cements Owlet's role in the healthcare ecosystem. Our partnership with AdaptHealth and other Durable Medical Equipment suppliers (“DMEs”) may facilitate access to insurance reimbursement and distribution through hospitals. Owlet is focused on enlisting a wide variety of healthcare partners to increase the accessibility and affordability of our products while increasing our margin.

Our Strategy

2024 - Pivotal Year

In 2024, we introduced FDA-cleared devices Dream Sock and BabySat to deliver improved comfort to parents wishing for better safety and monitoring for their children. We believe that the FDA marketing authorizations for both Dream Sock and BabySat mark a significant moment for the pediatric category and solidify the trust of consumers and healthcare professionals alike. Our de novo classification of Dream Sock as an over-the-counter device was the first of its kind, and Dream Sock is currently the only monitor on the market in our product category authorized by the FDA. We believe that this achievement is a testament to our unwavering dedication to enhancing accessibility and reinforcing confidence in our innovative solutions.

We launched Dream Sock in the European Union and the United Kingdom after having received certifications in May 2024 and June 2024, respectively. We leveraged these endorsements of our technologies to expand our global footprint throughout 2024, taking us to 26 total countries by year end, contributing to 98% international revenue growth in 2024 versus 2023.

Finally, we crossed an important milestone with the development and deployment of our Owlet360 subscription service. We released a beta version of the subscription, scaling to a limited number of users throughout 2024, which set the stage to unlock the potential of our massive pediatric health and sleep data set. This culminated in our recent full launch of Owlet360 in January 2025. The introduction of Owlet360 marks a significant step in Owlet's evolution into a comprehensive pediatric health platform.

Alongside our 2024 product, sales, and partnership successes, we significantly improved financial performance. We improved our net loss by $20.4 million in 2024 compared to 2023. We also set company records for revenue, gross profit, gross margin, and adjusted EBITDA for full year 2024. We improved adjusted EBITDA profitability by $14.3 million in 2024 compared to 2023, including reaching positive adjusted EBITDA in the final three quarters of 2024. Adjusted EBITDA is a non-GAAP metric. For additional information on Adjusted EBITDA and a reconciliation to the most directly comparable GAAP equivalent, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

We are committed to building a strong foundation for sustainable growth as we move forward and we believe that the FDA marketing authorizations of our BabySat and Dream Sock products will accelerate the adoption of our products and position us as the preferred pediatric data monitoring platform that bridges the gap between the hospital and the home. Throughout this journey, the Owlet team embodied our foundational values, undertaking substantial efforts to refine and advance our operations, setting the stage for growth and prosperity in 2025.

Strategy Overview

Driving Growth: Our vision is clear - we see health sensing technology becoming as ubiquitous as car seats and breast pumps for newborns. With the momentum we have gained from FDA marketing authorizations, the introduction of potential insurance coverage and reimbursement for BabySat, the launch of Owlet360 subscription service, increased credibility in medical communities, and an increased retail presence, we see Owlet as strategically positioned for substantial growth. Combining both the 510(k) clearance and de novo FDA authorization for our pulse-oximetry medical devices, and accompanying digital health offerings with our existing consumer brand well-known with over 2 million devices sold, we believe that we can become one of the most recognizable brand names in the digital parenting category. We believe expanding our recognizable brand into new channels will help our offerings stand out in a highly fragmented market. We see potential to grow our existing product suite with medical market penetration. We see opportunity to leverage the value from our massive data set of pediatric health and sleep information as an additional growth driver through the launch of our new subscription service, Owlet360.

Achieving Profitability: In 2024, our objective was to significantly improve adjusted EBITDA and narrow the gap to achieving breakeven. Through volume growth, gross margin expansion, and diligent management of operating expenses, we achieved positive adjusted EBITDA in the final three quarters of 2024 and made significant progress towards meeting this target. These accomplishments have furnished Owlet with operational leverage and we believe have the potential to drive profitability and cash flow in the future.

Expanding Lifetime Value (LTV): We view Owlet's brand as synonymous with engagement and loyalty in our industry, supported by a rich dataset that underpins our market understanding. With the introduction of our new subscription service, Owlet360, we believe we are well-positioned to forge deeper connections among parents, their infants, and healthcare providers. Owlet360 aims to elevate home care to new standards, augmenting the value we believe Owlet delivers to families and increasing the lifetime value per customer. Our strategy is not just about growth; it is about enriching the ecosystem of infant care with Owlet at its heart, fostering a healthier future for the next generation.

Market Landscape and Competitive Dynamics

Owlet has a clear and specific market in pediatrics serving the needs of parents with children aged 1-18 months across key markets in the U.S., Europe, Australia, and Canada. With close to 10 million infants born annually in these regions, our Total Addressable Market (“TAM”) is continuously replenished, providing the potential for a steady demand for our products. Despite a slight decline in birth rates, the emphasis on infant care and the financial investment in the well-being of newborns have seen a consistent uptick over the years. This trend underscores a growing market resilience, notably within the baby care sector, which has remained robust against broader economic fluctuations affecting consumer spending.

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

In addition to spearheading the health monitoring category, Owlet competes within the broader realm of general video/audio baby monitors. Our strategic edge is encapsulated in the Dream Sock and Owlet Cam combo, providing parents with a holistic view of their baby's health and well-being. This integration allows parents to see, hear, and be assured of their baby's condition through our app, offering an unmatched value proposition.

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

Our competition spans from established players to emerging innovators in the space, including:
•VTech: Sells an extensive range of low-cost sound and video monitors.
•Nanit: Offers a line of video monitors and non-FDA cleared integrated breathing wrap wearable.
•Masimo: Primarily focused on patient monitoring solutions for hospital and clinical settings.
•Hubble: Delivers a variety of low-cost sound and video monitors, including options with non-FDA cleared wearable health monitoring capabilities.

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

We believe our ability to continue to compete effectively in our industry will also depend in part on our ability to respond more quickly and effectively than our peers to new or changing opportunities, technologies, regulatory standards or customer requirements. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and distribution strategies and as new companies enter the market with new technologies and distribution strategies. With our 510(k) clearance and de novo authorization, competitors will also have the benefit of using our devices as predicate devices in their own regulatory clearance pursuits. Increased competition in the future could adversely affect our revenue, revenue growth rate, margins and market share.

We believe that Owlet's pioneering spirit and commitment to innovation have advanced our recognition as a leader in infant health monitoring but also as a trusted partner for parents worldwide, aiming to enhance the safety and well-being of every baby. As we pursue additional marketing authorizations from applicable regulatory authorities and certification from notified bodies, we believe Owlet could be positioned as a category leader with significant competitive barriers.

Research and Development

We are committed to ongoing research and development to create new products and improve the design, operation, and quality of existing products. Our research and development organization includes individuals with expertise in fields including engineering, product design, clinical science, consumer electronics, healthcare technologies and embedded software design. Our technical capabilities and commitment to innovation have allowed us to deliver significant product enhancements on a rapid development timeline. In 2024, we developed our subscription offering, Owlet360. From designing innovative and groundbreaking products to employing sophisticated software with proprietary algorithms and backend support, we believe we have built a strong competitive moat and early-mover advantage over potential competition in the connected nursery field. We also have the benefit of a vast infant data set obtained in the consumer setting which leads to stronger insights and allows us to develop better products and services, which we believe in turn leads to happier users and drives product purchases.
Our current research and development efforts are focused on enhancing the customer experience of our existing products, enhancing the feature set of our subscription offering, and new product development, while supporting commercialization of our medical devices. These efforts may include pursuing development of expanded indications for our medical devices, such as expanded intended populations, that could include infants less than one month old, as well as developing new ways to deliver information that parents and caregivers value in their user experiences.

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

Regulatory Interactions

In October 2021, we received a Warning Letter from the FDA regarding the health notifications then provided with our Smart Sock that led Owlet to cease the distribution of Smart Sock in the U.S. (the “Warning Letter”). Since the Warning Letter, we have cooperated with and have worked diligently to seek marketing authorizations for our products with medical device functionality. In 2023, Owlet reached an important inflection point from a pioneer in the consumer-facing, in-home, digital health smart baby monitoring industry to a company that received two innovative regulatory authorizations from the FDA for its products. In June 2023, Owlet received a clearance of a premarket notification submitted to FDA pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act (“510(k) clearance”) for its prescription-required pulse oximeter device, BabySat, which is indicated for spot-checking and/or continuous monitoring of certain well-perfused infants in the home environment. In November 2023, Owlet then received a first-of-its kind, de novo authorization from the FDA for Dream Sock, enabling both displays of a baby’s live health readings, including pulse rate and oxygen saturation level, and as well as Health Notifications, which will alert caregivers with lights and alarm sounds if their infant’s readings fall outside of preset ranges. These notifications and associated data can be used to supplement the decision by caregivers to seek additional guidance for medical care of the infant and provide more helpful data in those moments. The FDA’s marketing authorizations for both BabySat and Dream Sock are significant foundational breakthroughs in our journey to bring care to the home and empower parents, to signify not only our commitment to innovation in the infant health category, but more importantly, our dedication to helping ensure the health and well-being of every baby. These clearances transform Owlet from solely a consumer technology company into a medical device company.

After Owlet received 510(k) clearance for its prescription-required pulse oximeter device, BabySat, which is indicated for spot-checking and/or continuous monitoring of certain well-perfused infants in the home environment, Owlet launched in the United States in January 2024 this FDA-cleared pulse-oximetry technology incorporating our advanced, wire-free and consumer-adopted sock design. BabySat, which requires a prescription from a physician or other authorized, licensed healthcare provider, has allowed Owlet to enter the medical and healthcare markets and compete with traditional hospital dispensed medical devices. BabySat is designed to be able to be utilized by various telehealth platforms and is designed specifically for babies with diagnosed illnesses and health conditions. The device uses pulse oximetry technology and is intended to be prescribed by physicians to assist with the in-home monitoring of babies under a physician’s care. The device is designed to provide alerts to parents when their baby’s heart rate or oxygen saturation level (or SpO2) does not fall within prescribed ranges. We believe BabySat provides significant advantages to the large, wired hospital monitoring technologies on the market today with its wireless, wearable form factor and cloud connected data integration designed for home use.

While our existing primary market is the United States, we have continued to expand into international and new geographic markets. Dream Sock has been CE and UKCA marked, as defined below, under European Union (“EU”) and United Kingdom (“UK”) Medical Device Regulations. As our retail penetration increases and brand awareness grows outside of the United States, we intend to further leverage retail channels and locations to ensure efficient and strategic global customer acquisition in key markets in the future.

Government Regulation

Certain of our products or their features and our operations are subject to regulation by the FDA and other federal and state authorities in the U.S., as well as comparable authorities in foreign jurisdictions.

U.S. Regulation

The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the Federal Food, Drug, and Cosmetic Act (“FDCA”).

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a premarket notification submitted under Section 510(k) of the FDCA or approval of a premarket approval application, or PMA. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.
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
Low Risk General Wellness Products
The FDA has established a compliance policy for certain products that may fall within the definition of a medical device, but that are intended for only “general wellness use” and present a low risk to the safety of users and other persons. The FDA defines a “general wellness use” to be (i) an intended use that relates to maintaining or encouraging a general state of health or a healthy activity, or (ii) an intended use that relates the role of healthy lifestyle with helping to reduce the risk or impact of certain chronic diseases or conditions and where it is well understood and accepted that healthy lifestyle choices may play an important role in health outcomes for the disease or condition. For example, the FDA identifies sleep management – such as a product intended to track sleep trends – as an intended use of a product that falls within a general wellness use, provided that the product claims do not make reference to any diseases or conditions As such, if a medical device includes features that fall within the definition of a “low risk general wellness product,” those features may not be subject to enforcement of medical device requirements under the FDA’s compliance policy for such products and/or features.
Foreign Government Regulation
In addition to U.S. regulations, we are subject to a variety of foreign government regulations applicable to general consumer products and medical devices.
Regulation of General Consumer Products in the European Union
In the European Union (“EU”), since December 13, 2024, consumer products must comply with the General Product Safety Regulation (EU) 2023/988 which repealed and replaced Directive 2001/95/EC. The Regulation covers all products intended for consumers (and products designed exclusively for professional use but which subsequently reach the consumer market), placed onto the EU market, unless a specific product safety regulation applies. The General Product Safety Regulation strengthened the safety and conformity requirements as well as post-market surveillance obligations for manufacturers and importers. Manufacturers must undertake and document a conformity assessment that covers the risks and risk categories associated with the product. The recommended method of undertaking such an assessment is through the application of voluntary European Harmonized Standards, but other options are available, such as using European Commission guidelines and using product safety codes of good practice. The required conformity assessment consists of a self-assessment with no requirement to involve a third party. Manufacturers also have the obligation to report to the national competent authorities of the different EU member states any risks to the consumer that are incompatible with the general safety requirements. The Regulation further imposes other obligations such as collecting information related to use of products after they have been made available to consumers.

The General Product Safety Regulation also increased market surveillance powers. National authorities have more powers to conduct more effective inspections of products and take action against unsafe ones.

Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of consumer products among EU member states. Penalties applicable to infringements of regulations remain mainly determined at national-level.
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
The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Regulation of Medical Devices in the European Union

The EU has adopted specific directives and regulations regulating the design, manufacture, clinical investigations, conformity assessment, labeling and adverse event reporting for medical devices. Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC (the “EU Medical Devices Directive”), which has been repealed and replaced by Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation”). Unlike the EU Medical Devices Directive, the EU Medical Devices Regulation is directly applicable in all EU member states without the need for member states to implement it into national law.

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

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the European Database for Medical Devices (“EUDAMED”), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (UDI-DI) specific to a device, and a production identifier (UDI-PI) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on EUDAMED, which includes the UDI database, and for keeping it up to date. Certain obligations for registration in EUDAMED are expected to become applicable in the first quarter of 2026 (as EUDAMED is not yet fully functional). Until EUDAMED is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through EUDAMED – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until EUDAMED is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply. Manufacturers are required to take FSCAs, which are defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. A serious incident is any malfunction or deterioration in the characteristics or performance of a device on the market (e.g., inadequacy in the information supplied by the manufacturer, undesirable side-effect), which, directly or indirectly, might lead to either the death or serious deterioration of the health of a patient, user, or other persons, or to a serious public health threat. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

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

The UK government has passed the Medicines and Medical Devices Act 2021, which introduced delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

The EU-UK Trade and Cooperation Agreement (“TCA”) came into effect on January 1, 2021. The TCA does not specifically refer to medical devices but does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). For medical devices that are locally manufactured but use components from other countries, the “rules of origin” criteria will need to be reviewed.

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) has become the sovereign regulatory authority responsible for Great Britain. New regulations require all medical devices to be registered with the MHRA, and since January 1, 2022, manufacturers based outside the UK have been required to appoint a UK responsible person that has a registered place of business in the UK to register devices with the MHRA.

Furthermore, on December 16, 2024, the UK government published an amendment to the Medical Devices Regulations 2002 (UK Medical Devices Regulations) to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain. This amendment will come into force on June 16, 2025, and aims to facilitate greater traceability of incidents and trends enabling the MHRA to act swiftly when needed to address safety issues and support the entire health system in better protecting patients. In addition, the MHRA launched a consultation between November 14, 2024 and January 5, 2025 on proposals to update the pre-market requirements for medical devices in Great Britain, covering four topics, namely: (1) a new international reliance scheme to enable swifter market access for certain devices that have already been approved in a comparable regulator country; (2) the new UKCA mark and, in particular, proposals to remove the requirement to place such UKCA marking on devices; (3) conformity assessment procedures for in vitro diagnostic devices; and (4) maintaining in UK law certain pieces of “assimilated” EU law which are due to sunset in 2025. This consultation builds on the MHRA’s previous consultation between September and November 2021, and the UK government’s response to that consultation which was published on June 26, 2022. The MHRA has stated that it will incorporate feedback to its recent consultation into new legislation on pre-market requirements for medical devices in Great Britain. The new legislation is expected to be implemented in 2026 and aims to enable greater international collaboration and practices, with more patient-centered, proportionate requirements for medical devices which are responsive to technological advances.

Under the UK Medical Devices Regulations, in order to be lawfully placed on the Great Britain market, class I (non-sterile, non-measuring or non-re-useable) medical devices need to be “UKCA” self-certified, and other medical devices need to be “UKCA” certified by a UK approved body. However, certain medical devices in compliance with: (1) the EU Medical Devices Directive can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2028; or (2) the EU Medical Devices Regulation can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2030.

Under the terms of the Ireland/Northern Ireland Protocol, Northern Ireland follows EU rules on medical devices, including the EU Medical Devices Regulation, and medical devices marketed in Northern Ireland require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU notified body, in which case a CE mark is required before placing the device on the market in Northern Ireland. Alternatively, if a UK approved body conducts such assessment, a ‘UKNI’ mark and a CE mark are applied and the device may only be placed on the market in Northern Ireland and not the EU.

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
Coverage and Reimbursement
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
With respect to Dream Sock and Owlet Cam, we utilize a direct-to-consumer model where consumers purchase our products directly from us or one of our retailers. Currently, these products are not covered or reimbursed by any third-party payor.

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
• the federal Civil Monetary Penalties law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
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
Violations of any of the above laws may result in significant administrative, civil and criminal penalties, including imprisonment, exclusion from participation in federal health care programs, such as Medicare and Medicaid, significant fines, monetary penalties and damages, the restructuring or curtailment of our operations, imposition of compliance obligations and monitoring, and reputational harm.

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
Intellectual Property
Since inception, we have been methodical around our intellectual property strategy. We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of February 15, 2025, we had 60 issued patents (with numerous others pending) and 49 registered trademarks. Our patents include utility patents covering technology ranging from placement of electrodes to the base of the baby monitor. We have foreign patents and patent applications pending in the EU, Australia, Brazil, Canada, China, and Thailand. Our issued patents with claims generally directed to an infant sock comprised of a sensing device in a sleeve in the sock and a strap are expected to expire in the U.S. and China in 2033. Our issued patents with claims generally directed to placement of fabric electrodes and assembly of such are each expected to expire in the U.S., the EU, Australia, China and Canada in 2038. Pending applications in the aforementioned countries will have expiration dates between 2034 and 2043. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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

Manufacturing Services Agreement with Benchmark Electronics
In October 2017, we entered into a manufacturing services agreement with Benchmark Electronics, Inc. (“Benchmark”), pursuant to which Benchmark provides us certain manufacturing and related services for the production of Dream Sock, Smart Sock, BabySat, and Dream Duo offerings out of its facilities in Thailand, including procuring materials and assembling and testing finished products.

The initial term of the agreement was one year and automatically extends for additional one-year periods until either we or Benchmark provide notice of non-renewal at least 90 days prior to the end of the then-current term or extension. Among other things, either party may terminate the agreement for convenience upon 90-day notice, in the case of Owlet, or 180 day notice, in the case of Benchmark, to the other party. Either party may also terminate the agreement under certain other customary conditions, including if the other party materially breaches the agreement, for uncured breaches of the agreement, or in the event of the other party’s insolvency. Benchmark has exclusive manufacturing rights through May 31, 2027 for Owlet Sock and Duo products, including all revisions and future generations of those products and/or product families.
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
We have extended the term of the agreement several times following the expiration of the initial term of the agreement, and most recently extended the term through June 2026. We have the right to terminate the agreement, without cause, upon six months’ prior written notice to Aoni. Additionally, either party may terminate the agreement under certain other customary conditions, including for uncured breaches of the agreement or in the event of the other party’s insolvency.
In connection with the services provided under the agreement, Aoni has agreed to indemnify us against certain claims and liabilities, including claims arising in connection with product defects, breach of the agreement, negligence and violations of applicable law.

Network Hosting

We currently host our products and services, serve our customers and support our operations primarily from third-party data and call centers and other cloud-based services. For example, we rely on cloud services and bespoke software services provided by Ayla Networks for our Dream Sock and Smart Sock products to support the transfer of data to the cloud and back to us and the user.

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

Human Capital Resources
As of December 31, 2024, we had 80 full-time employees and 5 part-time employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.
We believe our innovation and operational excellence stems directly from our community and our common commitment to inclusion and equal access to healthcare. One cornerstone of our approach lies in our belief that every baby deserves access to monitoring, regardless of their background or circumstances. Through Owlet Cares, our advocacy initiative, we are dedicated to making a positive impact in the lives of babies and parents. We recognize that parenthood is a journey marked by a range of experiences, challenges, and joys. As such, we are dedicated to supporting all parents from a rich tapestry of backgrounds and perspectives.

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

Risks Related to Our Business and Operations

We have a limited operating history.

We were organized in 2014 and began selling Owlet Smart Sock in 2015, Owlet Cam in 2018, launched Dream Sock in January 2022 and launched BabySat and Dream Sock with Health Notifications in 2024. Accordingly, we have a limited operating history, which makes an evaluation of our future prospects difficult. Our operating results have fluctuated in the past, and we expect our future quarterly and annual operating results to fluctuate as we focus on increasing the demand for our products and services. We may need to make business decisions that could adversely affect our operating results, such as modifications to our pricing strategy, business structure or operations.

We have not been profitable to date, and operating losses could continue, which could materially and adversely affect our business, financial condition and results of operations, including our ability to continue as a going concern.

The success of our business depends on our ability to increase revenues to offset expenses. Since our inception, we have incurred recurring operating losses, generated negative cash flows from operations, and financed our operations principally through equity raises and borrowings. Future profitability is difficult to predict with certainty, and failure to achieve profitability could materially and adversely affect our overall value and ability to obtain additional financing and capital. There can be no assurance that the Company will generate sufficient future cash flows from operations due to various potential factors, including but not limited to inflation, recession or decreased demand for our products. If our revenues decrease from current levels, we may be unable to further reduce costs, or such cost reductions may limit our ability to pursue and implement strategic initiatives and grow revenues in the future. Also, there can be no assurance as to whether or when we will be able to obtain additional debt or equity financing on acceptable terms. Our ability to reduce operating expenses or raise capital from external sources, if at all, may have a material adverse effect on our business, financial condition and operating results. Those factors, coupled with our current cash balance and current debt obligations, raise substantial doubt as to our ability to continue as a going concern.

We have experienced fluctuations in the growth of our business and anticipate this will continue. If we fail to manage our growth effectively, our business could be materially and adversely affected.

Prior to the Warning Letter, the Company experienced rapid revenue growth. Following a period of revenue decline subsequent to the Warning Letter, we have observed a significant recovery, with a 44.5% increase in revenue in 2024 compared to 2023 following receipt of marketing authorization for our BabySat and Dream Sock products. We anticipate that fluctuations in the growth of our business will continue as we adapt our plans and strategies to changing business and macroeconomic conditions.

Our business has experienced periods of significant fluctuations, which have placed, and we expect will continue to place, substantial demands on our management, financial, operational, and technological resources. These fluctuations necessitate ongoing development and enhancement of our internal controls, including operational and financial systems. Any future growth initiatives will further intensify these demands:
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

We will likely need to raise additional capital in the future in order to execute our strategic plan, which may not be available on terms acceptable to us, or at all.

We have experienced recurring losses from operations and negative cash flows from operations, and we expect to continue operating at a loss for the foreseeable future. As of December 31, 2024, we had an accumulated deficit of $268.2 million and cash and cash equivalents of $20.2 million. Our low, current cash balance, recurring operating losses, and negative cash flows from operations since inception raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued.

Our ability to raise capital as we have done in recent years may not always be successful, and we will likely need to raise additional capital to fund our future operations in order to remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. Failure to secure additional funding may require us to modify, delay or abandon some of our planned future development, or to otherwise enact further operating cost reductions, which could have a material adverse effect on our business, operating results, financial condition and ability to achieve our intended business objectives.

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

We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our consolidated financial statements included in this Report do not include any adjustments to reflect the possible inability to continue as a going concern within one year after the date of the filing of this Annual Report on Form 10-K. If we are unable to continue as a going concern, you could lose all or part of your investment.

In addition, we have in the past and may in the future maintain our cash in bank deposit accounts which, at times, exceed federally insured limits. As of December 31, 2024, we maintain the majority of our cash and cash equivalents in accounts with primarily Silicon Valley Bank "SVB", a division of First Citizens Bank and Citibank, and exceeded federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

We will likely still need additional funding to fund our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or additional rounds of financing, including private or public equity or debt offerings, or by other means. Our future capital requirements will depend on many factors, including:

•the timing, receipt and amount of sales from our current and future products and services;
•the cost and timing of manufacturing, either ourselves or through third party manufacturers, our products and services;
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

Our debt arrangements contain certain covenants and restrictions that may limit our flexibility in operating our business and any failure to satisfy those covenants and restrictions could adversely affect our business and financial condition.

Our Loan Facility Agreement with WTI Fund X, Inc. and WTI Fund XI, Inc., dated September 11, 2024 (the “Loan Facility Agreement”) and our Credit and Security Agreement with ABL OPCO LLC and the lenders thereto, dated September 11, 2024 (the “ABL Credit Agreement”), contain various affirmative and negative covenants and restrictions that limit our ability to engage in specific types of transactions, including:

•incur certain liens;
•incur or guarantee additional indebtedness or make payment on certain subordinated debt;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments, including loans to other parties;
•make certain capital expenditures;
•enter into certain transactions with affiliates;

•enter into certain leases and other material business agreements;
•merge, dissolve, liquidate or consolidate;
•dispose of certain assets, entity control or business locations;
•make certain amendments to our organizational documents;
•change lines of business;
•comply with governmental and regulatory authorities; and
•transfer or sell assets.

Consequences of this indebtedness may require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund operations, capital expenditures, and future business opportunities. The interest rates on our indebtedness are variable and therefore we are exposed to changes in interest rates, which could materially impact our ability to make interest payments as well as our results of operations and financial condition. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all. A failure by us or our subsidiaries to comply with the agreements governing our indebtedness could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. In addition, the ABL Credit Agreement contains a liquidity covenant requiring us to maintain liquidity of $4,000 and if the liquidity falls below $9,000, we are then subject to a minimum trailing-twelve-months EBITDA covenant as defined in the Credit Agreement. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. As of December 31, 2024, $7.5 million in aggregate principal amount was outstanding in term loans under the Loan Facility Agreement and $6.3 million in aggregate principal amount was outstanding under the asset-based revolving credit facility under the ABL Credit Agreement. See Part II. Item 8. "Financial Statements and Supplementary Data - Note 7," included in this Report.

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

Historically, we have relied on a limited number of retailers for a substantial portion of our total sales. For example, sales through our top three customers represented 58% of our revenue for the year ended December 31, 2024 and 54% for the year ended December 31, 2023. These retailers work with us on a non-exclusive basis. If we are unable to establish, maintain or grow these relationships over time, or if these relationships grow more slowly than we anticipate, we are likely to fail to recover these costs and our operating results will suffer. The loss of any significant retail customer, whether or not related to our business or our products or services, could have an impact on the growth rate of our revenue as we work to obtain new retail customers or replacement relationships. Contracts with retailers may typically be terminated or renegotiated before their term expires for various reasons, subject to certain conditions. For example, after a specified period, certain of our contracts are terminable for convenience by such retailers, subject to a notice period. Additionally, certain contracts may be terminated immediately by the retailer if we go bankrupt or if we fail to comply with certain specified laws. Any renegotiation of the commercial agreements may result in less favorable economic terms for us. Retailers may also consolidate their operations, reducing the overall number of locations in which they sell our products and services. Historically, we have had retail customers declare bankruptcy and stop operations, negatively affecting our sales and business. If regulatory actions such as the Warning Letter we received in October 2021 regarding the regulatory status of the Smart Sock are threatened or taken against us or our products, retailers may stop carrying and return our products. Such returns have had, and may have, a material adverse effect on our business, financial condition and results of operations.

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

We currently rely on a single manufacturer for the assembly of our Dream Sock, Smart Sock and BabySat products and a single manufacturer for the assembly of our Owlet Cam. We will likely rely on single manufacturers for future products we may develop. If we encounter manufacturing problems or delays or increased costs, we may be unable to promptly transition to alternative manufacturers and our ability to generate revenue may be limited.

We have no manufacturing capabilities of our own. We currently rely on a single manufacturer located in Thailand, Benchmark Electronics, for the manufacture of our Dream Sock, Smart Sock and BabySat products. Additionally, we currently rely on a separate single manufacturer located in China, Shenzhen Aoni Electronic, for the manufacture of our Owlet Cam. We expect to rely on limited manufacturers for future products we may develop. For us to be successful, our contract manufacturers must be able to provide us with products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Our existing manufacturers may not be able to continue to meet our demand requirements on a timely basis, their ability and willingness to continue to do so going forward may be limited for several reasons, including our relative importance as a customer of each manufacturer or their respective ability to provide assembly services to manufacture our products, which may be affected by pandemics or other natural or man-made disasters. Earthquakes are of particular significance since our headquarters are located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist or terrorist organizations, epidemics, communication failures, fire, floods and similar events. Certain of these events may be exacerbated by climate change; for more information, see our risk factor titled “We are subject to a series of risks regarding climate change.” Furthermore, we are subject to the risk that one or more of our critical third-party manufacturers, may experience financial instability, file for bankruptcy, or otherwise cease operations. The loss of a key provider could result in significant supply chain delays, inability to meet sales demand, and increased costs associated with transitioning to alternative providers. In addition, component parts sourced from these suppliers may also be subject to tariffs or other limitations imposed by the U.S. administration, which could limit availability of necessary parts for our products, increase our costs and impact our business and results of operations (see “—Increases in tariffs, trade restrictions or taxes on our products could have an adverse impact on our operations.” Furthermore, our manufacturing agreements can be terminated by our contract manufacturers without cause by giving us prior notice of six months or less. The facilities and the manufacturing equipment used to produce our products would be difficult to replace and could require substantial time to repair if significant damage were to result from any of these occurrences. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these manufactured products for any reason and we cannot obtain an acceptable substitute.

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

The manufacture of our products is complex and requires the integration of a number of components from several sources of supply. Our contract manufacturers must manufacture and assemble these complex products in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our products require significant expertise to manufacture, and our contract manufacturers may encounter difficulties in scaling up production of our products, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel, the long lead time required to develop additional facilities for purposes of testing our products or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. Manufacturing or quality control problems may arise in connection with the scale-up of the manufacture of our products. If we are unable to obtain a sufficient supply of product, maintain control over product quality and cost or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand, and our business and reputation in the marketplace will suffer. In particular, if we are unable to obtain key materials and components from any sole or limited source suppliers, we would not be able to deliver our products to customers on a timely basis, if at all. Conversely, if demand for our products decreases, we may have excess inventory, which could result in inventory write-offs that would have a material adverse effect on our business, financial condition and results of operations. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

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

We currently host our products and services, serve our customers and support our operations primarily from third-party data and call centers and other cloud-based services. For example, we rely on cloud services and bespoke software services provided by Ayla Networks for our Dream Sock and Smart Sock products to support the transfer of data to the cloud and back to us and the user. Additionally, we rely on the data transfer services of ThroughTek to enable video viewing access for the Owlet Cam. We do not have control over the operations of the services or the facilities of any of those providers. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. Certain of these events may be exacerbated by climate change; for more information, see our risk factor titled “We are subject to a series of risks regarding climate change.” The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. We may not be able to easily switch our cloud operations to another cloud provider if there are disruptions or interference with such providers.

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

Furthermore, we are subject to the risk that one or more of our critical third-party providers, such as Ayla Networks or ThroughTek, may experience financial instability, file for bankruptcy, or otherwise cease operations. The loss of a key provider could result in significant disruptions to our services, delays in product functionality, and increased costs associated with transitioning to alternative providers. Because our products are essential for infant monitoring, any such disruption could severely damage our reputation and adversely affect our business, financial condition, and results of operations.

We rely on the experience and expertise of our senior management team, other key officers, our engineers, marketing and field sales team and other highly skilled personnel.

We are highly dependent on our senior management, other key officers, our engineers, marketing and field sales team, and may be increasingly dependent on healthcare and clinical specialists for the sale of any medical devices we may market. We face significant competition for talent from other healthcare, technology and high-growth companies, which include both large enterprises and privately-held companies. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, we may not be able to hire new employees quickly enough to meet our needs and fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees.

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

Our portfolio of products and services continues to expand, and we are investing significant resources to enter into, and in some cases create, new markets for these products and services. We are continuing to invest in sales and marketing resources to achieve market acceptance of these products and services, but our technologies may not achieve general market acceptance. New products and services, such as BabySat or our subscription offering, Owlet360, may also fail to achieve the market acceptance that we anticipate.

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

We must successfully manage introductions of new or advanced products, such as BabySat and Dream Sock, and services, such as the development of our software platform and our subscription offering, Owlet360. Development of new products and services requires the expenditure of considerable time and resources, but we may not be able to successfully develop and introduce such products on a timely basis, or at all. Products and services that are not well-received by the market may lead to excess inventory and discounting of our existing products and services. Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs and the sale of inventory at discounted prices, may affect our gross margin and could impair the strength of our brand. Reserves and write-downs for rebates, promotions and excess inventory are recorded based on our forecast of future demand. Actual future demand could be less than our forecast, which may result in additional reserves and write-downs in the future, or actual demand could be stronger than our forecast, which may result in increased shipping costs and a reduction to previously recorded reserves and write-downs in the future and increase the volatility of our operating results.

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

Additionally, in the past, securities class action and derivative litigation has often been brought against a company following a decline in the market price of its securities. For example, in November 2021, two putative class action complaints were filed against us in the U.S. District Court for the Central District of California, the first captioned Butala v. Owlet, Inc., Case No. 2:21-cv-09016, and the second captioned Cherian v. Owlet, Inc., Case No. 2:21-

cv-09293. For additional information regarding these matters, and other legal proceedings involving the Company, see, Part II. Item 8. "Financial Statements and Supplementary Data” - Note 7. These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could have a material adverse effect on our business, financial condition, results of operations or stock price.

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

As previously reported, in connection with the re-issuance of our consolidated financial statements as of and for the fiscal year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. Further, during the year ended December 31, 2022, we identified additional material weaknesses to our internal control over financial reporting. These identified material weaknesses in our internal control over financial reporting continued to exist as of December 31, 2024.

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and financial reporting requirements. This material weakness contributed to the following material weaknesses:

•We did not design and maintain effective controls over the segregation of duties related to journal entries. Specifically, certain personnel have the ability to both create and post journal entries within the Company’s general ledger system. This material weakness did not result in any adjustments to the consolidated financial statements.
•We did not design and maintain effective controls over the accounting for the accuracy and existence of inventory, nor controls which verified the completeness and accuracy of accrued liabilities. Each of these material weaknesses resulted in immaterial adjustments within the year ended December 31, 2022 and the accrued liabilities material weakness resulted in immaterial adjustments within the year ended December 31, 2024.
•We did not design and maintain effective controls over the accounting for debt and equity arrangements, including convertible preferred stock, warrant arrangements, and stock-based compensation modifications. Further, we did not design and maintain effective controls to verify the completeness and accuracy of sales returns and accrued sales tax. Each of these material weaknesses resulted in material adjustments to several account balances and disclosures in the consolidated financial statements as of and for the year ended December 31, 2019. The sales returns material weakness also resulted in immaterial adjustments to revenue and accrued and other expenses as of and for the year ended December 31, 2022. The convertible preferred stock and warrant arrangements material weakness and sales tax material weakness resulted in immaterial adjustments for the year ended December 31, 2024.
•We did not design and maintain effective controls related to the review of the statement of cash flows. This material weakness resulted in adjustments to various line items within the operating, investing, and financing categories of the cash flow and resulted in revisions to the previously issued Consolidated Statement of Cash Flows for the year ended December 31, 2023 and to the Condensed Consolidated Statement of Cash Flows for the interim periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024, and September 30, 2024.
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

See Part II. Item 9A. “Controls and Procedures” included in this Report for a discussion of our remediation plan to address these material weaknesses.

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

Increases in tariffs, trade restrictions or taxes on our products could have an adverse impact on our operations.

The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, Canada, Mexico and other countries have been escalating in recent years. Recently, the U.S. presidential administration has announced new tariffs on imports from China, Canada and Mexico and may impose restrictions against other regions. In prior years, U.S. tariff impositions against Chinese exports have been followed by retaliatory Chinese tariffs on U.S. exports to China and this may recur in China as well as Canada and Mexico. Our camera products are produced exclusively by manufacturers in China which have been or may in the future be subject to these tariffs. To the extent these tariffs increase our costs of goods sold, it could materially adversely impact our profitability, results of operations and financial condition. To the extent we alter our pricing as a result of such tariffs, it could reduce demand for our products or make our products less competitive than those of our competitors whose inputs are not subject to these tariffs, thereby decreasing our revenues and adversely impacting our results of operations. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive compared to similar products not subjected to such import tariffs. We are still evaluating the potential impact of the recently-announced tariffs on our business and financial condition. There can be no assurances that we will not be adversely impacted by such tariffs or that we will be able to pass on any incremental costs to our customers.

Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials or components may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials or components, which would have a material adverse effect on our business, results of operations and financial condition.

Our distributors or retail customers may experience financial difficulties, and we may not be able to collect our receivables, which could materially or adversely affect our profitability, cash flows, working capital and business operations.

The timely collection of our receivables allows us to generate cash flows, provide working capital and continue our business operations. Due to the challenging environment for traditional “brick-and-mortar” retail locations caused by declining in-store traffic, many retailers have closed physical stores, and some traditional retailers have engaged in significant reorganizations, filed for bankruptcy and gone out of business. In addition to furthering consolidation in the retail industry, such a trend could have a negative effect on the financial health of our retail customers and distributors, potentially causing them to experience difficulties in fulfilling their payment obligations to us or our distributors, reduce the amount of their purchases, seek extended credit terms or otherwise change their purchasing patterns, alter the manner in which they promote our products or the resources they devote to promoting and selling our products or cease doing business with us. If any of our retail customers were to file for bankruptcy, we could be unable to collect amounts owed to us and could even be required to repay certain amounts paid to us prior to the bankruptcy filing. The occurrence of any of these events would have an adverse effect on our business, cash flows, financial condition and results of operations.

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

Our distributors and retail customers typically stock and maintain their own inventories of Owlet products and sell a large portion of those products through to our end consumers. Substantially all of our revenues have historically been derived from product sales, and we recognize revenue when control of goods and services is transferred to customers, such as upon product shipment to our distributors and retailers.

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

We market our products directly to consumers in the U.S. and a select number of international countries. If demand increases, we will be required to increase production proportionally. Adapting to changes in demand inherently lags behind the actual changes because it takes time to identify the change the market is undergoing and to implement any measures taken as a result. Further, increases in production requires significant capital expenditure. Finally, capacity adjustments are inherently risky because there is imperfect information, and market trends may rapidly intensify, ebb or even reverse. We have in the past not always been, and may in the future not be, able to accurately or timely predict trends in demand and consumer behavior or to take appropriate measures to mitigate risks and exploit opportunities resulting from such trends. Any inability in the future to identify or to adequately and effectively react to changes in demand could have a material adverse effect on our business, financial condition and results of operations.

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

We market our products and services through a mix of digital and traditional marketing channels. These include retail marketing, paid search, digital display advertising, email marketing, affiliate marketing, and select print advertising. We also leverage our database of prospects and customers to further drive customer acquisition and referrals. We spend significant amounts on advertising and other marketing campaigns to acquire new customers, and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to acquire new customers and increase awareness of our products and services. While we seek to structure our marketing campaigns in the manner that we believe is most likely to encourage consumers to use our products and services, we may fail to identify marketing opportunities that satisfy our anticipated return on marketing spend as we scale our investments in marketing, accurately predict customer acquisition, or fully understand or estimate the conditions and behaviors that drive consumer behavior. Further, state, federal and foreign laws and regulations governing the privacy and security of personal information are evolving rapidly and could impact our ability to identify and market to potential and existing customers. If federal, state, local or foreign laws governing our marketing activities become more restrictive or are interpreted by governmental authorities to prohibit or limit these activities, our ability to attract new customers and retain customers would be affected and our business could be materially harmed. In addition, any failure, or perceived failure, by us, to comply with any federal, state, or foreign laws or regulations governing our marketing activities could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain marketing strategies. If any of our marketing campaigns prove less successful than anticipated in attracting new customers, we may not be able to adequately recover our marketing spend, and our rate of customer acquisition may fail to meet market expectations, either of which could have a material adverse effect on our business, financial condition and results of operations. Our marketing efforts may not result in increased sales of our products and services.

Further, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising of our products and services. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute consumer actions on advertisers’ websites to the effectiveness of advertising campaigns run by us. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple’s related Privacy-Preserving Ad Click attribution, intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Google has also put forth an initiative called the Privacy Sandbox, which is meant to curtail improper tracking while continuing to allow ad targeting within Google Chrome. Under Google’s Privacy Sandbox initiative, cookies will be replaced by certain browser application programming interfaces (“APIs”) that will allow advertisers to receive aggregated data without using cookies. Google Privacy Sandbox is still being developed, but if it is adopted, could require us to make changes to how we collect information on our consumers and our marketing activities. Further, Apple has implemented a framework called “App Tracking Transparency”, which gives users of Apple products more control over the way their data is tracked in mobile applications, and requires mobile applications to ask users for permission if they would like to track activity across other companies’ apps and websites via an iOS device’s advertising identifier. This may also affect our ability to track consumer actions.

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

One method we employ to acquire visitors via organic search is commonly known as search engine optimization (“SEO”). SEO involves developing our website in a way that enables the website to rank high for search queries for which our website’s content may be relevant. We also rely heavily on favorable recommendations from our existing customers to help drive traffic to our website. Additionally, the introduction of AI-assisted technologies could further impact search engine relevance, causing declines in our ranking and decreased traffic. If our website is listed less prominently or fails to appear in search result listings for any reason, it is likely that we will attract fewer visitors to our website, which could adversely affect our revenue.

Our success depends substantially on our reputation and brand.

Our success is dependent in large part upon our ability to maintain and enhance our reputation and brand. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to actions taken (or not taken) with respect to social, environmental, and community outreach initiatives, the personal conduct of individuals actually, or perceived to be associated, with our brand, and our growth or rebranding strategies. We are heavily dependent on customers who use our products and services, in particular Dream Sock and Owlet Cam, to provide good reviews and word-of-mouth recommendations to contribute to the growth of our brand and reputation. Customers who are dissatisfied with their experiences with our products and services or services may post negative reviews. We may also be the subject of blog, forum or other media postings that include statements that create negative publicity. If the FDA or other regulatory body makes public any determination that any of our products is not in compliance with applicable requirements, such as occurred in the FDA’s October 1, 2021 Warning Letter with respect to Owlet Smart Sock, or takes some other public action such as issuing a public enforcement action or recommending or mandating a recall, customers may react negatively and stop purchasing or recommending our products or services, or may demand refunds. Any negative reviews or publicity, whether real or perceived, disseminated by word-of-mouth, by the general media, by electronic or social networking means or by other methods, could harm our reputation and brand and could severely diminish consumer confidence in our products and services.

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

Our products must be manufactured, and services provided, in accordance with federal, state and foreign regulations, and we or any of our suppliers could be forced to recall products or terminate production or services if we fail to comply with these regulations.

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

In addition, as the provider of products with a subscription-based element, a variety of laws and regulations govern the ability of users to cancel subscriptions and auto-payment renewals. California’s automatic renewal law in particular has been the basis for both consumer class actions and government enforcement.

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

Operations in international markets expose us to additional business, political, regulatory, operational, financial and economic risks.

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
•increased marketing costs;
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

Cybersecurity attacks in particular are evolving, including through the use of artificial intelligence, and because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information, and there can be no assurance that our protective measures will prevent or detect security breaches that could have a significant impact on our business, reputation, financial condition and results of operations.

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

Development, maintenance, and use of artificial intelligence technologies may not be beneficial to our business, and may result in the poor performance of our products, services and business, as well as damage our reputation and the reputations of our customers, or cause us to incur liability resulting from the violation of laws or contracts to which we are a party.

We expect that investment will be required in the future to develop, maintain and use artificial intelligence ("AI") machine learning and automated decision-making technologies (collectively, "AI Technologies"). As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies, and there can be no assurance that the usage of, or our investments in, such technologies will enhance our products or services or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying AI Technologies we deploy are, for example: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight or governance to provide for their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer, or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

The market for products and services that incorporate AI Technology is rapidly evolving and unproven in many industries, including our own, and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our services or products may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance of products and services that incorporate AI Technology is uncertain. Our failure to successfully develop and commercialize products or services that utilize AI Technologies could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve and diversify our product offerings; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments.

In addition to any proprietary AI Technologies we may develop, our ability to implement and use AI Technologies licensed from third parties, including at the scale we need, may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

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

We have incurred substantial net operating losses (“NOLs”) since inception, and we may not achieve profitability in the future. U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration. U.S. federal NOLs generally may not be carried back to prior taxable years except that, under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), U.S. federal NOLs generated in 2018, 2019 and 2020 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. Additionally, for taxable years beginning after December 31, 2020, the deductibility of U.S. federal NOLs is limited to 80% of our taxable income in such taxable year. NOLs generated in tax years before 2018 may still be used to offset future taxable income without regard to the 80% limitation, although they have the potential to expire without being utilized if we do not achieve profitability in the future. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a corporation, as well as changes in ownership arising from new issuances of stock by the corporation. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other pre-change tax attributes if we undergo a future ownership change. We could experience one or more ownership changes in the future, including in connection with this Merger and as a result of future changes in our stock ownership, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset post-change taxable income may be subject to limitations. For these reasons, we may not be able to utilize a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

There has been increasing public focus by investors, patients, environmental activists, the media, policymakers, nongovernmental organizations, and other stakeholders on a variety of environmental, social and other sustainability matters, including climate change and human capital. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. Expectations regarding the management of ESG initiatives continues to evolve rapidly. While we may from time to time engage in various initiatives (including but not limited to voluntary disclosures, policies, or goals) to improve our ESG profile or respond to stakeholder expectations, we cannot guarantee that these initiatives will have the desired effect. For example, stakeholder expectations on ESG matters vary and, at times, conflict. There is also increasing regulatory scrutiny, including the adoption of certain reporting requirements, on such matters; however, such regulations are not uniform, and other policymakers have sought to constrain companies’ consideration of environmental, social, or other sustainability matters in certain instances. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or navigating stakeholder expectations, including new legal requirements or interpretations of existing requirements, we may be subject to reputational harm, loss of customers or employees, regulatory or investor engagement, or other adverse impacts to our business. Additionally, certain of our suppliers and other stakeholders are subject to similar expectations, which may result in additional or increased risks.

We are subject to a series of risks regarding climate change.

There are inherent climate-related risks wherever business is conducted. Certain of our facilities, as well as third-party infrastructure on which we rely, are located in areas that have experienced, and are projected to continue to experience, various meteorological phenomena or other catastrophic events that may disrupt our or our suppliers’ operations, cause damage or loss to facilities, result in additional costs or project delays, or otherwise adversely impact our business. Climate change, as well as other environmental and social pressures, may increase the frequency and/or intensity of such events and may also contribute to various chronic changes in the physical environment, such as changes in water levels or changes in ambient temperature or precipitation patterns, which may also impact our or our suppliers’ operations.

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

Risks Related to Regulation of Our Industry and Products

Despite having received 510(k) clearance from the FDA for our prescription-required, BabySat pediatric monitor, and having received de novo classification for our Dream Sock, such marketing authorizations do not ensure commercial success of these products, which will require us to implement processes, procedures and operations necessary to market and sell medical devices. We may not be successful in implementing these conditions, which could subject us to new risks.

In June 2023, we received 510(k) clearance from the FDA for BabySat, a prescription use-only pulse oximeter indicated for use in measuring and displaying functional oxygen saturation of arterial hemoglobin and pulse rate and for spot-checking and/or continuous monitoring of well-perfused patients, greater than one month old up to 18 months old and weighing between 6 and 30 pounds, in the home environment. In November 2023, we received de novo classification, another form of marketing authorization, from the FDA for Dream Sock. The BabySat clearance was the first medical device marketing authorization we have received. In order to market and distribute BabySat or other medical devices, we will need to modify certain of our internal business operations to ensure they comply with medical device requirements and to enable distribution of the product in accordance with the limitations of use described in our marketing authorizations. For example, the 510(k) clearance for BabySat limits distribution of this product to prescription use-only. In the direct-to-consumer model we utilize to distribute Dream Sock and Owlet Cam (as well as Owlet Smart Sock, in certain countries outside of the United States), consumers purchase our products directly from us or one of our retailers, which is a model we are not able to utilize to distribute BabySat in accordance with its prescription-required marketing authorization. We have implemented new distribution channels for BabySat with durable medical equipment distributors, and continue to explore distribution options with healthcare institutions and other healthcare payor and provider channels. The success of these channels will depend on a number of factors, including our ability to identify, establish and maintain strong partnerships within these channels and the level of coverage and reimbursement payors provide for this product. Further, even though we have received FDA clearance for BabySat, we will still need to demonstrate the business and clinical rationale and justifications of this product in order for healthcare institutions and providers to be convinced of the need to prescribe it, and we may not be successful in these efforts.

We are required to obtain and maintain marketing authorizations or certifications from the FDA, foreign regulatory authorities or notified bodies for medical device products in the U.S. or in foreign jurisdictions, which can be a lengthy and time-consuming process, and a failure to do so on a timely basis, or at all, could severely harm our business.

In June 2023, we received 510(k) clearance from the FDA for BabySat, a prescription use-only pulse oximeter indicated for use in measuring and displaying functional oxygen saturation of arterial hemoglobin and pulse rate and for spot-checking and/or continuous monitoring of well-perfused patients, greater than one month old up to 18 months old and weighing between 6 and 30 pounds, in the home environment. In November 2023, we obtained de novo classification for Dream Sock. As such, both of these products are regulated as medical devices by the FDA, and we must continue to maintain compliance with medical device requirements with respect to the manufacture, sale, marketing, and distribution of these products.

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

We currently sell Owlet Smart Sock and Dream Sock in certain countries outside of the U.S., and we have not obtained any medical device marketing authorization, approval, or certification from any governmental authority or notified body, other than from the FDA, BSI, and SAPHRA for Dream Sock and the FDA for BabySat. In response to inquiries from the FDA and regulatory authorities in other jurisdictions regarding the marketing of Owlet Smart Sock and Dream Sock (in the case of the FDA, prior to ceasing distribution of Owlet Smart Sock and prior to our recent marketing authorization for Dream Sock Health Notifications features), we have communicated our beliefs that such products are not medical devices that require medical device or similar marketing authorization or certification from such other regulatory authorities or notified bodies. However, certain regulatory authorities have expressed that they do not agree with that conclusion and in some instances have required us to obtain marketing authorization, such as a clearance or approval, or other certification to continue to sell the product.

For example, we previously marketed and sold Owlet Smart Sock in the UK, but are not currently marketing or selling Owlet Smart Sock in the UK. The MHRA, the regulatory authority responsible for the UK medical device market, has asserted that the Owlet Smart Sock requires certification by an approved body and subsequent registration as a medical device in the UK, but has previously indicated it will allow us to continue to offer support for previously-sold Owlet Smart Sock monitors in the UK. If the MHRA determines that we are not permitted to continue supporting previously-sold Owlet Smart Sock monitors notwithstanding the fact that we have ceased marketing and sales of Owlet Smart Sock in the UK, we may have to cease support of the product in the UK and could be subject to enforcement action.

In addition, Owlet ceased selling and advertising Owlet Smart Sock in Canada on December 10, 2021, and has marketed and sold Dream Sock in Canada since January 2022. Health Canada, the regulatory authority responsible for the Canadian medical device market, initially asserted that Dream Sock was a medical device that can no longer be sold in Canada unless a relevant license has been issued. In the second half of 2022, we responded with our position that Dream Sock is not a medical device, and Health Canada has not affirmatively concluded that it agrees or disagrees with our position. If Health Canada does not agree with our position, we may be required to cease distribution of the product into the Canadian market and may be subject to enforcement action.

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

In order to sell medical devices in the EU, products must comply with the general safety and performance requirements of the EU Medical Devices Regulation (2017/745 or “MDR”). Compliance with these requirements is a prerequisite to be able to affix the European Conformity (“CE”) mark to medical devices, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the MDR. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s). If we fail to comply with applicable laws and regulations, we would be unable to affix and maintain the CE mark, which would prevent us from selling them within the EU. The aforementioned EU rules are generally applicable in the EEA. Non-compliance with the above requirements would also prevent us from selling medical devices in these countries.

In February 2024, we obtained our EU certification for Dream Sock under the MDR. Once certified under the MDR, we must inform the notified body that carried out the confirmatory assessment of our medical device that we market or sell in the EU, of any planned substantial changes to our quality system or substantial changes to our medical device that could affect compliance with the general safety and performance requirements laid down in Annex I to the MDR or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the MDR. If the assessment is favorable, the notified body will issue a new certificate or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the MDR. The notified body may disagree with our proposed changes and product introductions or modifications could be delayed or cancelled, which could adversely affect our business.

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

Furthermore, on December 16, 2024, the UK government published an amendment to the UK Medical Devices Regulations to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain. This amendment will come into force on June 16, 2025. In addition, the MHRA launched a consultation between November 14, 2024 and January 5, 2025 on proposals to update the pre-market requirements for medical devices in Great Britain. The MHRA has stated that it will incorporate feedback to this consultation into new UK legislation on pre-market requirements for medical devices in Great Britain. The new legislation is expected to come into force in 2026. Under the UK Medical Devices Regulations, in order to be lawfully placed on the Great Britain market, class I (non-sterile, non-measuring or non-re-useable) medical devices need to be “UKCA” self-certified, and other medical devices need to be “UKCA” certified by a UK approved body. However, certain medical devices in compliance with: (1) the EU Medical Devices Directive can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2028; or (2) the EU Medical Devices Regulation can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2030. Medical devices also need to bear a physical United Kingdom Conformity Assessment (“UKCA”) mark in order to be lawfully placed on the Great Britain market. However, one of the key topics in the MHRA’s recent consultation was to obtain feedback on whether to remove the requirement for a medical device and its labelling (i.e. packaging and instructions for use) in Great Britain to bear a physical UKCA mark. Instead of requiring a medical device and its labelling to bear a UKCA mark, manufacturers would be required to assign a unique design identification, or UDI, to medical devices before they are placed on the Great Britain market. If this change is implemented, we may no longer be required to affix the physical UKCA mark to our devices, but we may need to assign and affix a UDI. Understanding and ensuring compliance with any new such requirements is likely to lead to further complexity and increased costs to our business. If there is insufficient UK approved body capacity, there is a risk that our product certification could be delayed which might impact our ability to market products in Great Britain.

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

Moreover, failure by us or one of our manufacturers or suppliers to comply with applicable statutes and regulations administered by the FDA or comparable regulatory bodies could result in, among other things, any of the following:
•warning letters or untitled letters issued by the FDA or Federal Trade Commission (“FTC”) and their counterparts in international jurisdictions;

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

From time to time, legislation is drafted and introduced that could significantly change the regulatory frameworks governing our products and services. In addition, regulations and guidance are often revised or reinterpreted by the government agency in ways that may significantly affect our business or products and services. FDA requirements related to digital health have evolved over time as the FDA has gained additional experience with these kinds of products and modified its approach to regulation in light of changes to its statutory authority. For example, in 2016, the 21st Century Cures Act was enacted to, among other things, amend the FDCA to remove certain software functions from the definition of a “device.” The FDA also issued guidance in 2016, which was updated in 2019, establishing a policy of enforcement discretion for certain low risk general wellness products, including certain such products with software functions. The FDA’s approach to digital health continues to evolve, and the FDA continues to publish new guidance on its approach to software as a medical device. For example, in January 2025, the FDA issued a draft guidance document setting forth recommendations for testing, labeling, and premarket submission contents for pulse oximeters. The recommendations in this guidance are expected to have a significant impact on pulse oximeter product manufacturers, including by increasing the amount of clinical data required to obtain new marketing authorizations. Any new statutes, regulations, or policies, or revisions or reinterpretations of existing statutes, regulations, or policies, including those in the digital health area, may increase our costs or subject us to additional regulation or the need for marketing authorization or similar certification requirements for our products, or may lengthen review times of certain products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute such products.

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

For example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states and are continuing to be proposed at the state and the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. For example, Washington State enacted a broadly applicable law to protect the privacy of health information known as the “My Health My Data Act,” which generally requires affirmative consent for the collection, use, or sharing of any “consumer health data.” Consumer health data is defined to include personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status; consumer health data also includes information that is derived or extrapolated from non-health information, such as algorithms and machine learning. Other states, including Connecticut and Nevada, have also passed consumer health data laws, and given the increased focus on the use of health data by entities that are not subject to HIPAA, additional states are expected to pass consumer health privacy laws. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the General Data Protection Regulation (“GDPR”) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA, including in relation to use, collection, analysis, and transfer (including cross-border transfer) of such personal data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement and the DPF as relevant to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

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
•the federal Civil Monetary Penalties law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

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

With respect to Dream Sock and Owlet Cam, we utilize a direct-to-consumer model where consumers purchase our products directly from us or one of our retailers. Currently, these products are not covered or reimbursed by any third-party payor.

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

Changes in the healthcare industry in the U.S. and abroad could adversely affect the demand for our potential medical devices and the way in which we conduct our business. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), enacted in 2010, required most individuals to have health insurance, established new regulations on health plans, created insurance-pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. Since its enactment, there have been legislative, executive and judicial challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how new healthcare reform measures, if any, will impact our business.

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

We anticipate that the government will continue to scrutinize the medical device industry closely, and any new regulations or statutory provisions could result in delays or increased costs during the periods of product development, clinical trials and regulatory review and marketing authorization or certification, as applicable, as well as increased costs to assure compliance. For instance, in December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment (“HTA”), amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product i.e., certain high-risk medical devices as of 2026. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

We may be subject to regulatory reporting requirements if our products and services cause or contribute to a death or serious injury or malfunction in a way that would likely cause or contribute to a death or serious injury, or in certain other scenarios, and we may need to initiate voluntary corrective actions such as the recall of our products.

Regulatory agencies in many countries require us to report potential safety issues with our products and services under a variety of circumstances. For example, the FDA’s Medical Device Reporting regulations require that for any medical device we market, we report when we become aware of information that reasonably suggests that the product may have caused or contributed to a death or serious injury, or has malfunctioned in a way that, if the malfunction were to recur, would likely cause or contribute to a death or serious injury. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the implant system. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products or delay in clearance of future products. Similarly, under the Consumer Product Safety Commission (“CPSC”) reporting requirements, we are required to report to the CPSC any incident in which a CPSC-regulated product of ours creates an unreasonable risk of serious injury or death, contains a defect which could create a substantial product hazard, fails to comply with an applicable consumer product safety rule, or fails to comply with any other rule, regulation, standard or ban enforced by the CPSC. In addition, all manufacturers placing medical devices on the market in the EU are legally required to immediately report any serious incidents and field safety corrective actions involving products produced or sold by the manufacturer to the relevant authority in those jurisdictions where any such incident occurred. As to general consumer products, where manufacturers and distributors know or ought to know that a product that they have placed on the market poses risks to the consumer that are incompatible with the general safety requirements, they shall immediately inform the relevant authority in the relevant jurisdictions. The FDA, CPSC and similar foreign regulatory authorities have the authority to require the recall of our commercialized products under certain circumstances and depending on the type of product. For example, the FDA must find that there is a reasonable probability that a medical device would cause serious adverse health consequences or death in order to require a recall. The standard for ordering a mandatory recall may be different for each regulatory agency and in foreign jurisdictions. In addition, manufacturers may, under their own initiative, correct or remove a marketed product for any reason and under any circumstance, which may constitute a recall if the product violates applicable laws. A government-mandated or voluntary recall by us or by one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues.

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

Certain manufacturing processes for our products may involve the storage, use, generation and disposal of certain hazardous materials and wastes, including lead, silicone adhesives, solder and solder paste, sealants, epoxies and various solvents such as methyl ethyl ketone, acetone and isopropyl alcohol. As a result, we are subject to certain environmental laws, as well as certain other laws and regulations, which restrict the materials that can be used in our products or in our manufacturing processes. For example, products that we sell in Europe are subject to regulation in the EU markets under the Restriction of the Use of Hazardous Substances Directive (“RoHS”). RoHS prohibits companies from selling products that contain certain hazardous materials in EU member states. In addition, the EU’s Registration, Evaluation, Authorization, and Restriction of Chemicals Regulation also restricts substances of very high concern in products. Compliance with such regulations may be costly and, therefore, we may incur significant costs to comply with these laws and regulations. Additionally, certain laws apply liability for environmental remediation without regard to fault.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure and new regulations issued by the SEC and the New York Stock Exchange (“NYSE”) have and will create additional compliance requirements for us. For example, the Dodd-Frank Act includes provisions regarding, among other things, advisory votes on named executive officer compensation and “conflict minerals” reporting. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business, financial condition and results of operations. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses. To maintain high standards of corporate governance and public disclosure, we have invested in, and intend to continue to invest in, reasonably necessary resources to comply with evolving standards.

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

New and changing laws, regulations, and executive orders can adversely affect our business by increasing our costs, limiting the Company’s ability to pursue or offer a product candidate or product, and requiring changes to our business. New and changing laws, regulations, and executive orders can also create uncertainty about how such laws and regulations will be interpreted and applied. Regulatory changes and other actions that materially adversely affect our business may be announced with little or no advance notice we may not be able to effectively mitigate all adverse impacts from such measures. Differing interpretations of such legal obligations can expose us to significant fines, government investigations, litigation and reputational harm. If we are found to have violated laws, regulations, or executive orders, it could materially adversely affect our business, reputation, results of operations and financial condition.

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
•changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally; and
•changes in financial markets or general economic conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, tariffs, fuel prices, international currency fluctuations, corruption, political instability, acts of war, acts of terrorism, and public health crises.
These market and industry factors may materially reduce the market price of our common stock and warrants regardless of our operating performance.

Our failure to meet the NYSE’s continued listing requirements could result in a delisting of our common stock.

If we fail to satisfy the NYSE’s continued listing requirements, the NYSE may take steps to delist our common stock. For example, in April 2023, we were notified by NYSE that we were not in compliance with Section 802.01B of the NYSE Listed Company Manual as the average global market capitalization of our common stock over a consecutive 30 trading-day period and, at the same time, our last reported stockholders’ equity were each less than $50 million. In May 2023, we submitted a business plan advising the NYSE of the definitive actions we had taken as of the date of that submission and were planning on taking in order to bring us into compliance with NYSE continued listing standards within 18 months of receipt of the NYSE Notification (the “Cure Period”). The plan was accepted by the NYSE in July 2023. On October 10, 2024, we received formal notice from the NYSE that we had regained compliance with the NYSE’s continued listing standards. As a result of our achievement of compliance with the NYSE’s minimum market capitalization requirement for the requisite period of time, the NYSE has advised us that we are no longer considered out of compliance with these continued listing standards, and the below compliance “BC” indicator has been removed from our Class A common stock. Additionally, we are no longer noted as being below continued listing standards on the NYSE’s website (www.nyse.com). In accordance with the NYSE’s Listed Company Manual, we will be subject to a 12-month follow-up period within which we will be reviewed to confirm that we do not once again fall below any of the NYSE’s continued listing standards. However, there can be no assurance that we will be able to maintain compliance with these or any other NYSE listing requirements during or after the 12-month follow-up period.

Delisting from the NYSE could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a NYSE market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from the NYSE could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as consideration or the value accorded by other parties. If our common stock is delisted by the NYSE, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the NYSE, would be eligible to be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

Our directors, executive officers and holders of 5% or more of our capital stock and their respective affiliates beneficially own and/or have the right to acquire a significant amount of our common stock. As of March 1, 2025, these stockholders beneficially owned shares of our common stock and Convertible Preferred Stock that represented approximately 45.8% of the voting power of our capital stock. Among these holders is Eclipse Ventures LLC and its affiliates (“Eclipse”), which beneficially owns shares of our common stock and Convertible Preferred Stock that represents approximately 29.62% of the voting power of our capital stock. Eclipse may acquire additional shares of our common stock, subject to provisions in the Company’s Certificate of Designation for Series B Preferred Stock that currently prevents Eclipse from acquiring shares of common stock that would result in their beneficial ownership exceeding 48.9%. Accordingly, these stockholders will be able to influence us through their ownership positions. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. For as long as Eclipse holds a significant amount of our voting equity, it will be able to exert significant control over us. Eclipse may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions, which may result in those buyers subsequently being able to exert significant control over us.

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

The redemption of our outstanding Convertible Preferred Stock or exercise of the WTI Redemption Option may require us to make a significant cash payment.

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

In addition, in connection with the WTI Loan Facility (as defined below), we issued an aggregate of 750,000 shares of redeemable common stock, of which 187,500 are subject to forfeiture. These agreement under which these shares were issued provides for an embedded redemption option (the “Redemption Option”), such that WTI may elect to force us to redeem the shares that are no longer subject to forfeiture for a price of $8.40 per share. The Redemption Option may be exercised, with respect to any amount that is equal to or less than the entire balance of such shares, at any time during the period commencing on the first trading day following the fifth anniversary of September 11, 2024 and continuing through the date which is ten (10) years after September 11, 2024, subject to certain acceleration provisions set forth in the WTI Stock Issuance Agreement. If the Redemption Option were exercised in full, and assuming no shares were forfeited, this would result in a cash payment by us of up to $6,300.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our common stock and warrants.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation and bylaws authorize our Board to issue up to 100 million shares of preferred stock. As a result, without further stockholder approval, our Board will have the authority to attach special rights, including voting and dividend rights, to this preferred stock, including pursuant to a stockholder rights plan. With these rights, preferred stockholders could make it more difficult for a third-party to acquire us. In addition, our certificate of incorporation and bylaws provide for a staggered Board, whereby directors serve for three-year terms, with one-third of the directors coming up for reelection each year. A staggered Board will make it more difficult for a third-party to obtain control of our Board through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our Board. We are also subject to anti-takeover provisions under the Delaware General Corporation Law (“DGCL”). Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third-party from making a takeover offer and could delay or prevent a change in control of us. For purposes of these provisions, an “interested stockholder” generally means someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.

We are an “emerging growth company” and a “smaller reporting company" and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock and warrants less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of December 31, 2025 or the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
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

We also qualify as a “smaller reporting company” as defined under the Exchange Act and may continue to be a smaller reporting company even after we are no longer an emerging growth company. We will remain a smaller reporting company until we determine that either (1) as of the last business day of our most recent second fiscal quarter our prior year’s annual revenues are at least $100 million and our voting and non-voting common stock held by non-affiliates as of such second fiscal quarter end is at least $250 million or (2) our voting and non-voting common stock held by non-affiliates is at least $700 million measured on the last business day of our most recent second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including they may choose to provide only two years of audited consolidated financial statements in Annual Reports on Form 10-K.

We may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies and smaller reporting companies. We cannot predict whether investors will find our common stock or warrants less attractive if we rely on these exemptions. If some investors find our common stock or warrants less attractive as a result, there may be a less active trading market for our common stock and warrants and our share and warrant price may be more volatile.

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company (the “Warrant Agreement”), as warrant agent, and us. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or curing, correcting or supplementing any defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the interests of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the rights of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.

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

Item 1B. Unresolved Staff Comments.
None

Item 1C. Cybersecurity.

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is designed and assessed to align with practices recommended by the National Institute of Standards and Technology (“NIST”) and the FDA, to help us identify, assess and manage cybersecurity risks relevant to our business. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

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

•cyber liability insurance;

•a cybersecurity incident response plan that includes how to respond to cybersecurity incidents; and

•a third-party risk management process, including contractual obligations, for service providers, suppliers and vendors who have access to our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see Part I. Item 1A "Risk Factors— Risks Related to Our Business and Operations— Our business and operations may suffer in the event of IT system failures, cyberattacks or deficiencies in our cybersecurity.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the "Committee") oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program. Our Chief Technology Officer (“CTO”) and Chief Operating Officer (“COO”) are primarily responsible for assessing and managing our material risks from cybersecurity threats, and provide the Audit Committee of the Board of Directors with quarterly updates on the performance of our program. Our CTO has over 10 years of experience overseeing cybersecurity functions within technology-driven organizations and our COO has over 5 years of experience overseeing cybersecurity and IT functions. The CTO regularly updates the full Board of Directors on information security matters and risk, including cybersecurity, as requested by the Committee. In addition, management updates the Committee, where it deems appropriate, regarding any significant cybersecurity incidents.

Our management team takes steps to stay informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment. Our Company has also established a data security team, comprised of cross-functional team members to address cybersecurity threats and incidents and engage third-party consultants as needed to address these risks.
Item 2. Properties.

Our corporate headquarters are located in Lehi, Utah, where we lease approximately 3,100 square feet of office space. We use this leased space primarily for business meetings, research and development, engineering, quality and laboratory space. This lease is set to expire on April 30, 2027, subject to our option to extend the term.
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
For a description of our legal proceedings, see Note 7, “Commitments and Contingencies,” to our audited consolidated financial statements included elsewhere in this Report, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market information for Common Stock

Our common stock is listed on the NYSE under the symbol “OWLT.”
Holders of Record

As of March 7, 2025, there were 84 holders of record. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy

We have never declared or paid dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business, and therefore do not expect to pay any dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness, including our ABL Credit Agreement and Loan Facility Agreement. Additionally, the terms of our Convertible Preferred Stock preclude us from paying dividends without the consent of the holders of at least a majority of the outstanding shares of such applicable series of Convertible Preferred Stock. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Sales of Unregistered Equity Securities

Except as previously disclosed in our Current Reports on Form 8-K filed with the SEC on February 26, 2024 and September 11, 2024, there were no unregistered sales of equity securities for the year ended December 31, 2024.

Purchases of Equity Securities

We did not repurchase shares of our common stock during the three months ended December 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report (this “Report”). This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our results may differ materially from those currently described in the sections entitled “Risk Factors” and "Cautionary Note Regarding Forward-Looking Statements" disclosed in this Report. Throughout this Item 7, unless otherwise noted, “we”, “us”, “our” and the “Company” refer to Owlet, Inc. and its consolidated subsidiaries. Except as otherwise stated, dollars are shown in thousands, except per share amounts.
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

Dream Sock De Novo Device Classification

Our Dream Sock has received a de novo device classification from United States Food and Drug Administration (“FDA”) for a first-of-its kind, over-the-counter device for use in the home environment that provides a notification to the caregiver when an infant’s pulse rate and/or oxygen saturation moves outside of preset ranges (“Health Notifications”), displays the infant’s live pulse rate and oxygen saturation values and trends (“Live Health Readings”), and is intended for use in infants who are 1 to 18 months of age and between 6 and 30 pounds.

NYSE Notification

In April 2023, we were notified by NYSE that we were not in compliance with Section 802.01B of the NYSE Listed Company Manual as the average global market capitalization of our common stock over a consecutive 30 trading-day period and, at the same time, our last reported stockholders’ equity were each less than $50,000 (the “NYSE Notification”). In May 2023, we submitted a business plan advising the NYSE of the definitive actions we had taken as of the date of that submission and were planning on taking in order to bring us into compliance with NYSE continued listing standards within 18 months of receipt of the NYSE Notification. The plan was accepted by the NYSE in July 2023. On October 10, 2024, we received formal notice from the NYSE that we had regained compliance with the NYSE’s continued listing standards. As a result of our achievement of compliance with the NYSE’s minimum market capitalization requirement for the requisite period of time, the NYSE has advised us that we are no longer considered out of compliance with these continued listing standards, and the below compliance “BC” indicator has been removed from our Class A common stock (“common stock”). Additionally, we are no longer noted as being below continued listing standards on the NYSE’s website (www.nyse.com). In accordance with the NYSE’s Listed Company Manual, we will be subject to a 12-month follow-up period within which we will be reviewed to confirm that we do not once again fall below any of the NYSE’s continued listing standards. There can be no assurance that we will be able to maintain compliance with these or any other NYSE listing requirements during or after the 12-month follow-up period. See Part I, Item 1A. “Risk Factors—Our failure to meet the NYSE’s continued listing requirements could result in a delisting of our common stock” in this Report.

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

Cost of Revenues

Cost of revenues consists of product costs, including contract manufacturing, shipping and handling, depreciation and amortization relating to tooling and manufacturing equipment and software, warranty replacement, fulfillment costs, warehousing, hosting and platform costs, and reserves for excess and obsolete inventory.

Operating Expenses

General and Administrative. General and administrative expenses consist primarily of salaries, benefits, stock-based compensation, and bonuses for finance and accounting, legal, human resources, operations, quality and administrative executives and employees; third-party legal, accounting, customer service, software, and other professional services; corporate travel and entertainment; depreciation and amortization of property and equipment, asset impairment charges, legal settlements, and facilities rent.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, benefits, stock-based compensation, and bonuses for sales and marketing employees and contractors; third-party marketing expenses such as social media and search engine marketing, retail marketing, email marketing, and print marketing.

Research and Development. Research and development expenses consist primarily of salaries, benefits, stock-based compensation, and bonuses for employees and contractors engaged in the design, development, maintenance, and testing of our products and platforms, including clinical testing.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Revenues	$78,056	$54,010
Cost of revenues	38,748	31,423
Gross profit	39,308	22,587
Operating expenses:
General and administrative	33,967	27,343
Sales and marketing	15,760	13,527
Research and development	9,801	10,349
Total operating expenses	59,528	51,219
Operating loss	(20,220)	(28,632)
Other income (expense):
Interest expense, net	(1,630)	(3,191)
Common stock warrant liability adjustment	9,293	(924)
Other income (expense), net	75	(144)
Total other income (expense), net	7,738	(4,259)
Loss before income tax provision	(12,482)	(32,891)
Income tax provision	(54)	(10)
Net loss and comprehensive loss	(12,536)	(32,901)
Accretion on convertible preferred stock	(4,926)	(4,591)
Accretion on redeemable common stock	(25)	—
Allocation of net loss attributable to redeemable common stockholders	270	—
Net loss attributable to redeemable common stockholders	(245)	—
Net loss attributable to common stockholders	$(17,217)	$(37,492)
Net loss per share attributable to common stockholders, basic and diluted	$(1.57)	$(4.53)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	10,951,270	8,276,481
Net loss per share attributable to redeemable common stockholders, basic and diluted	$(1.42)	$—
Weighted-average number of shares outstanding used to compute net loss per share attributable to redeemable common stockholders, basic and diluted	172,131	—

Revenues

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Revenues	$78,056	$54,010	$24,046	44.5%

Revenues increased by $24,046, or 44.5%, from $54,010 for the year ended December 31, 2023 to $78,056 for the year ended December 31, 2024. The increase was primarily due to higher sales of Dream Sock products, reflecting an increase in consumer demand across all sales channels as compared to the prior year.

Cost of Revenues and Gross Profit

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Cost of revenues	$38,748	$31,423	$7,325	23.3%
Gross profit	$39,308	$22,587	$16,721	74.0%
Gross margin	50.4%	41.8%

Cost of revenues increased by $7,325, or 23.3%, from $31,423 for the year ended December 31, 2023 to $38,748 for the year ended December 31, 2024. The increase was primarily due to the increase in product sales. Gross margin increased from 41.8% for the year ended December 31, 2023 to 50.4% for the year ended December 31, 2024 primarily due to higher revenue, favorable product mix, lower returns, improved fixed cost absorption, and lower direct product and fulfillment costs.

General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
General and administrative	$33,967	$27,343	$6,624	24.2%

General and administrative expense increased by $6,624, or 24.2%, from $27,343 for the year ended December 31, 2023 to $33,967 for the year ended December 31, 2024. The increase was driven primarily by litigation settlements, impairment charges related to intangible assets, and higher compensation expense, including accrued bonuses and severance-related expenses. These increases were partially offset by reduced insurance premiums, less bad debt expense, and lower consulting and outside services spend related to transaction costs as compared to the prior year.

Sales and Marketing

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Sales and marketing	$15,760	$13,527	$2,233	16.5%

Sales and marketing expense increased by $2,233, or 16.5%, from $13,527 for the year ended December 31, 2023 to $15,760 for the year ended December 31, 2024. The increase was driven primarily by higher compensation expense due to additional employees, higher commissions from higher sales, and accrued bonuses, along with higher spend on social media marketing and public relations as compared to the prior year.

Research and Development

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Research and development	$9,801	$10,349	$(548)	(5.3%)

Research and development expense decreased by $548, or 5.3%, from $10,349 for the year ended December 31, 2023 to $9,801 for the year ended December 31, 2024. The decrease was driven primarily by lower stock-based compensation expense and higher costs capitalized related to internal-use software, partially offset by accrued bonuses as compared to the prior year.

Other Income (Expense), Net

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Interest expense, net	$(1,630)	$(3,191)	$1,561	(48.9%)
Common stock warrant liability adjustment	$9,293	$(924)	$10,217	(1105.7%)
Other income (expense), net	$75	$(144)	$219	(152.1%)

Interest expense decreased by $1,561, from $3,191 for the year ended December 31, 2023 to $1,630 for the year ended December 31, 2024. During the year ended December 31, 2023, we entered into an agreement with a significant vendor to pay $3,000 of interest over 36 months with respect to past due payables. The present value of the future payments was expensed and included within interest expense, net on the consolidated statements of operations in that period. In January 2024, the agreement was amended and the schedule of interest payments was modified from 36 months to 28 months, but the amount of interest payable was unchanged. In September 2024, the agreement was amended again, allowing us to terminate the agreement with a final interest payment of $623, which was then fully settled in September 2024. The reduction in the total cumulative interest payments to $2,206 resulted in us recording a reduction of interest expense at termination of $508. The decrease in interest expense for the year ended December 31, 2024 was partially offset by interest related to the Company's term loan facility and asset-based revolving credit facility, which were entered into in September 2024.

For the year ended December 31, 2024, we recognized a gain of $9,293 as compared to a loss of $924 for the same period in the prior year resulting from a decrease in the fair value of common stock warrants outstanding.

Non-GAAP Adjusted EBITDA

We have included a certain non-GAAP financial measure in this Annual Report, adjusted EBITDA. We use such non-GAAP financial measures as internal measures of business operating performance and as performance measures for benchmarking against our peers and competitors. We believe our presentation of adjusted EBITDA provides a meaningful perspective of the underlying operating performance of our current business and enables investors to better understand and evaluate our historical and prospective operating performance. We believe that this non-GAAP financial measure is an important supplemental measure of operating performance because it excludes items that vary from period to period without correlation to our core operating performance and highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. Due to the nature of the items being excluded, such items do not reflect future gains, losses, expenses or benefits and are not indicative of our future operating performance. We believe investors, analysts and other interested parties use adjusted EBITDA in evaluating issuers, and the presentation of these measures facilitates a comparative assessment of our operating performance in addition to our performance based on GAAP results.

Our non-GAAP financial measures should not be considered as an alternative to net loss as a measure of financial performance or any other performance measure derived in accordance with GAAP, and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Adjusted EBITDA is defined as net loss adjusted for income tax provision, interest expense, net, depreciation and amortization, impairment of intangible assets related to internally developed software, common stock warrant liability adjustments, stock-based compensation, transaction costs, charges related to certain legal matters, and restructuring costs.

Adjusted EBITDA is not a recognized terms under GAAP, and our presentation of this non-GAAP measures does not replace the presentation of our financial results in accordance with GAAP. Because all companies do not use adjusted EBITDA (and similarly titled financial measures) in the same way, those measures as used by other companies may not be consistent with the way we calculate such measures. The non-GAAP financial measure included in this report should not be construed as a substitute for or better indicators of the Company’s performance than the most directly comparable GAAP financial measures. See the reconciliation tables below for additional information regarding the non-GAAP financial measure included herein (in thousands):

	Year Ended December 31,
Reconciliation of GAAP to Non-GAAP Measures	2024	2023
GAAP net Loss	$(12,536)	$(32,901)
Income tax provision	(54)	(10)
Interest expense, net	1,630	3,191
Depreciation and amortization	452	842
Impairment of intangible assets related to internally developed software	1,873	—
Common stock warrant liability adjustment	(9,293)	924
Stock-based compensation	8,633	9,933
Transaction costs	394	1,710
Charges related to certain legal matters	6,169	—
Restructuring costs	764	—
Non-GAAP Adjusted EBITDA	$(1,968)	$(16,311)

Liquidity and Capital Resources

We fund our operations primarily with proceeds from issuances of our convertible preferred stock, issuances of our common stock, borrowings under our loan facilities, issuances of convertible promissory notes, and sales of our products and services. As of December 31, 2024, we had cash and cash equivalents of $20,245.

On February 17, 2023 we entered into private placement investment agreements with certain investors, pursuant to which we issued and sold to the investors (i) an aggregate of 30,000 shares of our Series A convertible preferred stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 7,871,712 shares of our common stock, par value $0.0001 per share (“February 2023 Warrants”) for an aggregate purchase price of $30,000.

The Series A convertible preferred stock is convertible into common stock at the option of the holder at any time after February 17, 2023 and ranks, with respect to dividend rights, rights of redemption and rights upon a liquidation event, (i) senior to the common stock and all other classes or series of our equity securities established after February 17, 2023, unless such shares or equity securities expressly provide that they rank in parity with or senior to the Series A convertible preferred stock with respect to dividend rights, rights of redemption or rights upon a liquidation event, (ii) on parity with each class or series of our equity securities established after February 17, 2023, the terms of which expressly provide that it ranks on parity with the Series A convertible preferred stock with respect to dividend rights, rights of redemption and rights upon a liquidation event and (iii) junior to each class or series of our equity securities established after February 17, 2023, the terms of which expressly provide that it ranks senior to the Series A convertible preferred stock with respect to dividend rights, rights of redemption and rights upon a liquidation event. On August 20, 2024, holders of the Series A Preferred Stock elected to convert an aggregate of 15,721 shares of Series A Preferred Stock in exchange for an aggregate of 2,291,686 shares of common stock. Except as otherwise provided in the certificate of designation relating to the Series A convertible preferred stock or as required by law, holders of shares of Series A convertible preferred stock are entitled to vote with the holders of shares of common stock (and any other class or series that may similarly be entitled to vote with the holders of common stock) on an as-converted to common stock basis at any annual or special meeting of our stockholders, and not as a separate class.

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

Each of the February 2023 Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $4.66 per share, is immediately exercisable, and will expire on February 17, 2028. None of the warrants have been exercised as of December 31, 2024. As the February 2023 Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $26,133. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $3,867 allocated to the Series A convertible preferred stock. The Series A convertible stock will accrete to their redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend.

We incurred $1,963 of issuance costs related to the offering, of which $1,513 were paid as of December 31, 2023. The remaining $450 were paid as of December 31, 2024. Issuance costs allocated to the preferred stock of $253 were recorded as a reduction to the Series A preferred stock. Issuance costs allocated to the liability classified warrants of $1,710 were recorded as an expense within general and administrative expenses.

On February 25, 2024 we entered into a private placement investment agreement with certain investors, pursuant to which we issued and sold to the investors (i) an aggregate of 9,250 shares of our Series B convertible preferred stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 1,799,021 shares of our common stock, par value $0.0001 per share (the “February 2024 Warrants”), for an aggregate purchase price of $9,250.

The Series B convertible preferred stock is convertible into common stock at the option of the holder at any time after February 29, 2024 and ranks, with respect to dividend rights, rights of redemption and rights upon a liquidation event, (i) equal to our Series A convertible preferred stock, (ii) senior to the common stock and all other classes or series of our equity securities established after February 29, 2024, unless such shares or equity securities expressly provide that they rank in parity with or senior to the Series B convertible preferred stock with respect to dividend rights, rights of redemption or rights upon a liquidation event, (iii) on parity with each class or series of our equity securities established after February 29, 2024, the terms of which expressly provide that it ranks on parity with the Series B convertible preferred stock with respect to dividend rights, rights of redemption and rights upon a liquidation event and (iv) junior to each class or series of our equity securities established after February 29, 2024, the terms of which expressly provide that it ranks senior to the Series B convertible preferred stock with respect to dividend rights, rights of redemption and rights upon a liquidation event. Except as otherwise provided in the certificate of designation relating to the Series B convertible preferred stock or as required by law, holders of shares of Series B convertible preferred stock are entitled to vote with the holders of shares of common stock (and any other class or series that may similarly be entitled to vote with the holders of common stock) on an as-converted to common stock basis at any annual or special meeting of our stockholders, and not as a separate class.

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

The Company incurred $394 of issuance costs related to the offering. Issuance costs allocated to the preferred stock of $102 were recorded as a reduction to the Series B convertible preferred stock. Issuance costs allocated to the liability classified warrants of $292 were recorded as an expense within general and administrative expenses on the consolidated statements of operations.

On September 11, 2024, we entered into the underwriting agreement and issued 3,135,136 shares of our common stock at a price to the public of $3.70 per share, less underwriting discounts and commissions. The net proceeds we received were $10,590. In addition, we incurred $874 in issuance costs, of which $286 was issuance costs that were unpaid as of December 31, 2024. We provided the underwriter a discount of 7% off the offering price. In addition to the underwriter discount, the offering expenses with third parties were $874, of which $286 in issuance costs that were unpaid as of December 31, 2024. We also reimbursed the underwriters for $198 in fees and expenses, including legal expenses, out-of-pocket expenses, and clearing expenses. The issuance costs associated with the September 2024 Offering were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

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

SVB Revolver and Term Loan

On November 23, 2022, we entered into the Third Amended and Restated Loan and Security Agreement (as amended, the “LSA”) with Silicon Valley Bank, a division of First Citizens Bank and Trust Company (“SVB”). The LSA provided for a $10,000 revolving line of credit (the “SVB Revolver”) and for an $8,500 term loan, which amortized with equal monthly installments of $500.

On September 11, 2024, we terminated the LSA with SVB and used existing cash to prepay and extinguish all borrowings outstanding under the line of credit and term loan facilities with SVB. In addition to normal principal and interest, we paid $761 of termination fees to extinguish the loan. Of the total termination fees recorded, during the year ended December 31, 2024, $407 was recorded as interest expense, net on the consolidated statements of operations, and $11 was recorded within general and administrative expense on the consolidated statements of operations. The remaining $343 was accrued as interest expense, net, in prior periods.

WTI Loan Facility

On September 11, 2024 (the “Effective Date”), we, as guarantor, and our wholly-owned subsidiary, Owlet Baby Care, Inc., a Delaware corporation (“OBCI,” and together with us, collectively, the “Loan Parties”), as the borrower, entered into a Loan Facility Agreement (the “Loan Facility Agreement”) with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively “WTI” for a term loan facility of up to $15,000 (the “WTI Loan Facility”).

The WTI Loan Facility consists of two tranches. The first tranche of $10,000 was available at closing and through September 30, 2024, with $2,500 of the first tranche availability extendable until December 31, 2024 (the “First Tranche Commitment”). OBCI initiated our first drawdown under the WTI Loan Facility of $7,500 (the “Initial Loan”) shortly after closing. WTI and OBCI agreed to extend the remaining $2,500 of the First Tranche Commitment to March 31, 2025. As of the filing date, OBCI has not drawn on the remaining $2,500. Once repaid, we cannot reborrow from the WTI Loan Facility.

The second tranche of $5,000 is available through August 15, 2025 (the “Second Tranche Commitment,” or together with the First Tranche Commitment, the “Loan Commitments”) upon achievement of (a) at least $48,600 in revenue for the period that commenced October 1, 2024 and ending June 30, 2025 (the “Second Tranche Condition Period”), (b) total cash burn during the Second Tranche Condition Period not to exceed $600 for such period, (c) receipt by us of at least $6,000 of net proceeds from an equity financing during a period commencing on the closing date and ending on the second tranche borrowing date, and (d) receipt by WTI of our then-current, board-approved operating and financing plan to WTI's satisfaction, as well as compliance with certain reporting conditions.

Interest on the outstanding principal amounts of any borrowing under the WTI Loan Facility accrues at a rate per annum equal to the sum of the prime rate plus 3.5%, with a floor of 12%. Commencing on November 1, 2025 through maturity on January 1, 2028, we are required to make monthly interest and principal payments. Loans under the WTI Loan Facility also accrue 2.5% in payment-in-kind interest (“PIK Interest”) compounded monthly, and PIK Interest payments will be due and payable upon maturity of the loans. Accrued coupon interest and accrued PIK interest are recorded within accrued and other expenses and within long-term debt, net respectively on the consolidated balance sheets. Accrued PIK interest was $58 for the year ended December 31, 2024.

We have the option to prepay the outstanding loans issued under the WTI Loan Facility in whole at any time by repaying all outstanding principal and accrued interest, as well as all scheduled unpaid interest on the loan, including PIK Interest, as if the loan continued to accrue interest through its stated maturity. Provided if our fully diluted market capitalization of our common stock is greater than or equal to $250,000 for 10 consecutive Trading Days, then so long as such prepayment is made within 60 days thereafter, the redemption price will be discounted by 30% of the total amount of all scheduled but unpaid interest (but excluding any PIK Interest, which will not be discounted).

The WTI Loan Facility contains certain reporting and operational covenants that we must meet in order to borrow funds under the Loan Commitments and not cause an event of default. Upon the occurrence of an event of default, WTI could elect to force redemption of the outstanding balances under the WTI Loan Facility, requiring us to pay all outstanding principal and accrued interest, as well as all scheduled unpaid interest on the loan, including PIK interest. Upon the occurrence of an event of default, we will also be required to pay default interest on any overdue balances at a rate of 5.0%. The WTI Loan Facility and any loans and obligations issued thereunder are collateralized by substantially all of our assets, with certain exceptions as set forth in the WTI Loan Facility, and are guaranteed by Owlet, Inc. As of December 31, 2024, we were in compliance with all covenants under the WTI Loan Facility.

As partial consideration for the availability and funding of the WTI Loan Facility, we and WTI Fund X, LLC (“Fund X”) and WTI Fund XI, LLC (“Fund XI”, and together with Fund X, the “WTI Funds”) entered into a Stock Issuance Agreement (the “WTI Stock Issuance Agreement”), dated as of the Effective Date. Pursuant to the WTI Stock Issuance Agreement, we issued to the WTI Funds an aggregate of 750,000 shares of redeemable common stock on the Effective Date, of which 187,500 are subject to forfeiture in the event that we do not draw on any portion of the remaining outstanding Loan Commitment. To the extent we do exercise our option under the Loan Commitments to issue additional debt, a number of forfeitable shares will 'vest' and no longer be subject to forfeiture based on the pro rata portion of the outstanding Loan Commitments drawn against.

The shares issued to WTI pursuant to the WTI Stock Issuance Agreement contain an embedded redemption option (the “Redemption Option”) such that WTI may elect to force us to redeem the shares that are no longer subject to forfeiture for a price of $8.40 per share. The Redemption Option may be exercised in whole or in part, at any time, from time to time, during the period commencing on the first trading day following the fifth anniversary of the Effective Date and continuing through the date which is 10 years after the Effective Date, subject to certain acceleration provisions set forth in the WTI Stock Issuance Agreement. Because the shares are redeemable at the option of the WTI Funds, the shares are recorded in mezzanine equity on the consolidated balance sheets. The redeemable common shares were initially recorded at their fair value of $7.66 per share, which was an aggregate value of $4,308. The value of the redeemable common shares was determined using a combination of the value of our stock on the date of issuance and the theoretical value of a stand-alone put option valued using a Black-Scholes put option model discounted by a present value factor that considers the credit spread between an estimated Company specific discount rate and the risk-free rate of return. Because the shares are required to be redeemed at the option of WTI, based solely on the passage of time, and provided WTI did not elect to otherwise sell or transfer the shares beforehand, the carrying value of the shares will accrete to their redemption value of $8.40 per share from the issuance date through September 11, 2029, the date the Redemption Option first becomes exercisable.

We allocated the lender fees (including the fair value of the vested shares) and third-party debt issuance costs between the Initial Loan and the remaining, undrawn Loan Commitments. The costs allocated to the Initial Loan are accounted for as a discount and will be amortized across the term of the Initial Loan using the effective interest method. The costs allocated to the remaining, undrawn Loan Commitments are accounted for as loan commitment assets, which are being amortized to interest expense using the straight-line method over the commitment periods, due to uncertainty about our intent to access the Loan Commitment. The unamortized portion of the loan commitment assets of $809 as of December 31, 2024 are recorded within Other assets on the consolidated balance sheet.

We recognized $256 of interest expense related to the amortization of debt issuance costs of the WTI Loan Facility and $764 of interest expense related to the amortization of the loan commitment assets during the year ended December 31, 2024.

ABL Line of Credit

On September 11, 2024, we, as guarantor, and our wholly-owned subsidiary, Owlet Baby Care, Inc., a Delaware corporation ("OBCI," and together with us, collectively, the "Loan Parties"), as borrower, entered into a Credit and Security Agreement (the “Credit Agreement”) with the financial institutions party thereto from time to time as lenders (collectively the “Lenders”) and ABL OPCO LLC, a Delaware limited liability company, in its capacity as administrative agent for the Lenders.

The Credit Agreement provides for an asset-based revolving credit facility (the “ABL Line of Credit”) in a maximum principal amount of up to $15,000, which amount shall increase to $20,000 on September 11, 2025 (the “Revolving Commitment”). The ABL Line of Credit is collateralized by substantially all of our assets. Loans and other obligations under the Credit Agreement bear interest at a rate per annum equal to the 1-month Secured

Overnight Financing Rate (subject to a floor of 3.5%) plus a margin, which varies between 7.5% and 8.5% depending on our earnings before interest, taxes, depreciation and amortization (“EBITDA”), provided that the interest rate shall not exceed the maximum rate permitted under applicable law.

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

The Credit Agreement contains representations, warranties, covenants, and events of default customary for agreements of this type. OBCI's obligations under the Credit Agreement are: (i) fully and unconditionally guaranteed by Owlet, Inc.; and (ii) secured by a security interest in substantially all our personal property assets, including Owlet Inc.'s pledge of the outstanding capital stock of the Company. Among these covenants is a liquidity covenant requiring the Company to maintain liquidity of $4,000. Liquidity is defined as the sum of (x) Undrawn Availability (as defined in the Credit Agreement) on the asset-based line of credit, plus (y) unrestricted cash and funds held in deposit accounts. In addition, if the liquidity falls below $9,000, the Company is then subject to a minimum trailing-twelve-months EBITDA covenant as defined in the Credit Agreement. As of December 31, 2024, we were in compliance with all covenants under the Credit Agreement.

The unamortized portion of debt issuance costs related to the Credit Agreement as of December 31, 2024 was $657 and is recorded as a loan commitment asset within other assets on the consolidated balance sheets. Issuance costs are amortized straight-line over the term of the Credit Agreement and recorded within interest income (expense), net on the consolidated statement of operations and comprehensive income (loss).

On December 31, 2024, there was $6,263 of outstanding borrowings, which is recorded as a current liability on the consolidated balance sheets based on our intent and ability to repay the outstanding borrowings in the near term. The remaining borrowing base availability under the Credit Agreement was $79 as of December 31, 2024. Subsequent to December 31, 2024 we've had various drawn downs and repayments. The outstanding balance as of March 11, 2025 is $2,669.

Financed Insurance Premiums

In 2024, we renewed a number of our insurance policies and entered into several new short-term commercial premium finance agreements with First Insurance Funding totaling $941 to be paid within one year, accruing interest at a weighted average rate of 8.7% As of December 31, 2024, the remaining principal balance on the combined financed insurance premiums was $615.

Funding Requirements and Going Concern

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Since inception, we have experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $268,195 as of December 31, 2024. During the years ended December 31, 2024 and 2023, we had negative cash flows from operations of $11,209 and $23,527, respectively. As of December 31, 2024, we had $20,245 of cash on hand.

As we continue to address these financial conditions, management has undertaken the following actions:

•As described further in Note 9, Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock, in September 2024, we issued 3,135,136 shares of our common stock and received net proceeds of $10,003 and in February 2024, the Company consummated a sale of preferred stock and warrants to purchase our common stock for aggregate net proceeds of $8,855.

•As described in Note 6, Debt and Other Financing Arrangements, in September 2024, we entered into a loan facility agreement with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively “WTI” or “Lenders”) for a term loan facility of up to $15,000 (the “WTI Loan Facility”) and on September 11, 2024, we entered into an asset-based revolving credit facility (the “ABL Line of Credit”) with ABL OPCO LLC, as the lender, with a maximum revolving commitment amount of up to $15,000, with an additional $5,000 revolving commitment available on September 11, 2025. In connection with these transactions, we used our then-existing cash to repay and extinguish all borrowings outstanding under the line of credit and term loan agreement with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (“SVB”).

As of December 31, 2024 we have borrowings of $7,500 under the WTI Loan Facility and $6,263 under the ABL Line of Credit.

Notwithstanding the above actions, we have experienced recurring operating losses, negative cash flows from operations since inception, and a low cash balance relative to current obligations which raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

We have not generated sufficient cash flows from operations to satisfy our capital requirements for the next twelve months. There can be no assurance that we will generate sufficient future cash flows from operations to fund our ongoing operations due to potential factors, including but not limited to inflation, recession, or reduced demand for our products. If revenues decrease from current levels, we may be unable to further reduce costs, or such reductions may limit our ability to pursue strategic initiatives and grow revenues in the future.

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

If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, financial condition, and results of operations could be materially adversely affected. We also could be required to seek funds through arrangements with partners or others that may require us to relinquish rights or jointly own some aspects of our technologies, products, or services that we would otherwise pursue on our own.

Cash Flows

The following table summarizes our cash flow (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(11,209)	$(23,527)
Net cash used in investing activities	(761)	(59)
Net cash provided by financing activities	16,044	28,912
Net change in cash and cash equivalents	$4,074	$5,326

Subsequent to the release of our preliminary earnings results on March 4, 2025, we identified and corrected a $524 classification error between cash flows from operating activities and financing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2024. Additionally, a balance sheet classification entry was recorded resulting in a $346 decrease in the current portion of long-term and other debt and increase in long term debt, net in the Consolidated Balance Sheet as of December 31, 2024.

Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was $11,209 as compared to net cash used in operating activities of $23,527 in the prior year. The change in operating cash flows was primarily driven by a lower net loss and partially offset by higher working capital usage. Higher working capital usage was driven by higher inventory balances due to the build up of inventory levels to support current demand, partially offset by lower accounts receivable due to a focus on improving our cash conversion cycle for the year ended December 31, 2024.

Investing Activities

For the year ended December 31, 2024, net cash used in investing activities increased to $761 from $59 for the year ended December 31, 2023. The increase in cash used for investing activities is primarily related to the capitalization of internal-use software development costs for the year ended December 31, 2024.

Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $16,044 as compared to cash used in financing activities of $28,912 for the year ended December 31, 2023, primarily driven by the private placement offering of shares of preferred stock in February 2023 and higher debt payments, partially offset by the private placement offering of shares of preferred stock in February 2024, and the September 2024 issuance of common stock.

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

The accounting policies and estimates described below are those we consider most critical in preparing our consolidated financial statements because they require management to make subjective and complex judgments about matters that are inherently uncertain. Actual results may differ from these estimates under different assumptions or conditions.

Sales Returns, Rebates, Discounts, and Allowances

The Company’s contracts include promises to provide rights of return to customers as well as promises to issue discounts and provide rebates or allowances to certain retail channel customers if specified conditions are met. Revenues are reduced in the accompanying consolidated statements of operations and comprehensive loss for anticipated sales returns, discounts, and allowances, based on our analysis of historical sales returns and contractual discounts and allowances. Expected returns and estimated rebates and allowances that have been earned but not yet honored or paid out are included in accrued and other expenses in the accompanying balance sheets. Estimated discounts that have been earned but not yet honored or paid out are included as a reduction to accounts receivable, net. Actual returns may vary from estimates if we experience a change in actual sales returns or exchange patterns due to unanticipated changes in products or competitive pressures.

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

Sales rebates, discounts, and allowances provided to our customers have been sufficiently predictable to allow us to estimate expected future discounts and allowances. Discounts and allowances are estimable based on existing and expected promotional programs and contractual terms in place at the time of sale. New promotional programs or changes to existing promotional programs could impact the estimated sales rebates, discounts, and allowances.

Revenue for Contracts with Customers

We generated substantially all of our revenues from the sale of our hardware products, primarily the Owlet Dream Sock, Owlet Cam, and Owlet Monitor Duo. The transaction price is calculated as selling price less the estimate of variable consideration, including future returns, volume rebates, and sales incentives related to current period sales.

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

The Company allocates the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). The Company’s process for determining its SSP considers multiple factors, including an adjusted market assessment and consumer behaviors, and varies depending on the facts and circumstances of each performance obligation. Revenues allocated to the delivery of the hardware and embedded firmware essential to the functionality of the hardware represent substantially all of the arrangements consideration and reflect the Company’s best estimate of the selling price if it was sold regularly on a stand-alone basis. SSP for the mobile application and upgrade rights are estimated based on relevant market and consumer data.

Revenues are recognized at the time the related performance obligation is satisfied by transferring control of the promised good or service to a customer. Revenues allocated to the hardware and embedded firmware are recognized at the time of product delivery, provided the other conditions for revenue recognition have been met. This generally occurs upon delivery of the product to a third-party carrier. Revenues allocated to the implied right to access the mobile application and the implied right to receive, on a when-and-if-available basis, future unspecified application upgrades, added features, and bug fixes, are recognized on a straight-line basis over the estimated usage period of the underlying hardware product. The usage period is estimated based on historical user activity and ranges from 10 to 27 months.
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

Consideration payable to a customer, such as cooperative advertising and pricing promotions to retailers and distributors, is recorded as a reduction to revenue. Deferred revenues represent advance payments received from customers prior to performance by the Company. Sales taxes collected from customers which are remitted to governmental authorities are not included in revenue and are reflected as a liability in the accompanying consolidated balance sheets.

Inventory

Inventory includes material and third-party assembly costs. Inventory is recorded at the lower of cost or net realizable value, with cost being determined using the weighted average cost method. We review inventory for excess supply, obsolescence, and valuations above estimated realizable amounts, and write down inventory to net realizable value when net realizable value does not exceed cost. Substantially all of our inventory consisted of finished goods as of December 31, 2024 and 2023.

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-operating gain or loss in the consolidated statements of operations and comprehensive loss. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 10” included in this Report for further discussion on fair value considerations.

Redeemable Shares

In connection with the Loan Facility Agreement with WTI, we issued redeemable common shares to WTI. The shares issued to WTI contain an embedded redemption option (the “Redemption Option”) such that WTI may elect to force the Company to redeem the shares that are no longer subject to forfeiture for a price of $8.40 per share. Because the shares are redeemable at the option of the WTI Funds, the shares are recorded in mezzanine equity on the consolidated balance sheets.

The redeemable common shares were initially recorded at their fair value determined using a combination of the value of the Company's stock on the date of issuance and the theoretic value of a stand-alone put option valued using a Black-Scholes put option model discounted by a present value factor that considers the credit spread between an estimated Company specific discount rate and the risk-free rate of return.

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

We anticipate that we will remain an EGC under the JOBS Act until the earlier of December 31, 2025 or the date on which we have issued more than $1,000,000 in non-convertible debt securities during the previous three years.

Smaller Reporting Company

We also qualify as a “smaller reporting company” as defined under the Exchange Act and may continue to be a smaller reporting company even after we are no longer an emerging growth company. We will remain a smaller reporting company until (1) as of the last business day of our most recent second fiscal quarter, our prior year’s annual revenues are at least $100,000 and our voting and non-voting common stock held by non-affiliates as of such second fiscal quarter end is at least $250,000 or (2) our voting and non-voting common stock held by non-affiliates is at least $700,000 measured on the last business day of our most recent second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Owlet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Owlet, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of changes in mezzanine equity and stockholders’ deficit and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company, since inception, has experienced recurring operating losses, negative cash flows from operations and a low cash balance relative to current obligations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 11, 2025
We have served as the Company’s auditor since 2020.

Owlet, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

Assets	December 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$20,245	$16,557
Restricted cash	386	—
Accounts receivable, net of allowance for credit losses of $653 and $3,322, respectively	12,136	13,973
Inventory	10,523	6,493
Prepaid expenses and other current assets	2,823	2,921
Total current assets	46,113	39,944
Property and equipment, net	102	377
Right of use assets, net	138	937
Intangible assets, net	975	2,210
Other assets	2,187	655
Total assets	$49,515	$44,123
Liabilities, Mezzanine Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$11,281	$13,679
Accrued and other expenses	16,378	15,051
Current portion of deferred revenues	1,404	1,166
Line of credit	6,263	9,250
Current portion of long-term and other debt	1,103	5,944
Total current liabilities	36,429	45,090
Long-term debt, net	4,331	—
Common stock warrant liabilities	25,343	27,781
Other long-term liabilities	226	928
Total liabilities	66,329	73,799
Commitments and contingencies (Note 7)
Mezzanine equity:
Series A convertible preferred stock, $0.0001 par value, 11,479 and 28,628 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	5,151	7,855
Series B convertible preferred stock, $0.0001 par value, 9,250 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	3,452	—
Redeemable common stock, 750,000 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	4,334	—
Total mezzanine equity	12,937	7,855
Stockholders’ deficit:
Common stock, $0.0001 par value, 107,142,857 shares authorized as of December 31, 2024 and December 31, 2023; 15,725,783 and 8,797,456 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	2	1
Additional paid-in capital	238,442	218,127
Accumulated deficit	(268,195)	(255,659)
Total stockholders’ deficit	(29,751)	(37,531)
Total liabilities, mezzanine equity, and stockholders’ deficit	$49,515	$44,123

The accompanying notes are an integral part of these consolidated financial statements.

Owlet, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenues	$78,056	$54,010
Cost of revenues	38,748	31,423
Gross profit	39,308	22,587
Operating expenses:
General and administrative	33,967	27,343
Sales and marketing	15,760	13,527
Research and development	9,801	10,349
Total operating expenses	59,528	51,219
Operating loss	(20,220)	(28,632)
Other income (expense):
Interest expense, net	(1,630)	(3,191)
Common stock warrant liability adjustment	9,293	(924)
Other income (expense), net	75	(144)
Total other income (expense), net	7,738	(4,259)
Loss before income tax provision	(12,482)	(32,891)
Income tax provision	(54)	(10)
Net loss and comprehensive loss	$(12,536)	$(32,901)
Accretion on convertible preferred stock	(4,926)	(4,591)
Accretion on redeemable common stock	$(25)	$—
Allocation of net loss attributable to redeemable common stockholders	$270	$—
Net loss attributable to redeemable common stockholders	$(245)	$—
Net loss attributable to common stockholders	$(17,217)	$(37,492)
Net loss per share attributable to common stockholders, basic and diluted	$(1.57)	$(4.53)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	10,951,270	8,276,481
Net loss per share attributable to redeemable common stockholders, basic and diluted	$(1.42)	$—
Weighted-average number of shares outstanding used to compute net loss per share attributable to redeemable common stockholders, basic and diluted	172,131	—
The accompanying notes are an integral part of these consolidated financial statements.

Owlet, Inc.
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
(in thousands, except share and per share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Redeemable Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2022	—	$—	—	$—	—	$—	8,242,009	$1	$212,122	$(222,758)	$(10,635)
Issuance of convertible preferred stock	30,000	3,867	—	—	—	—	—	—	—	—	—
Preferred stock issuance costs	—	(253)	—	—	—	—	—	—	—	—	—
Accretion on convertible preferred stock	—	4,591	—	—	—	—	—	—	(4,591)	—	(4,591)
Conversion of preferred stock	(1,372)	(350)	—	—	—	—	200,000	—	350	—	350
Issuance of SVB Warrants	—	—	—	—	—	—	—	—	43	—	43
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	294,119	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	43,274	—	215	—	215
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	18,054	—	55	—	55
Stock-based compensation	—	—	—	—	—	—	—	—	9,933	—	9,933
Net loss	—	—	—	—	—	—	—	—	—	(32,901)	(32,901)
Balance as of December 31, 2023	28,628	$7,855	—	$—	—	$—	8,797,456	$1	$218,127	$(255,659)	$(37,531)
Issuance of convertible preferred stock	—	—	9,250	2,394	—	—	—	—	—	—	—
Preferred stock issuance costs	—	—	—	(102)	—	—	—	—	—	—	—
Accretion on convertible preferred stock	—	3,765	—	1,160	—	—	—	—	(4,926)	—	(4,926)
Accretion on redeemable common stock	—	—	—	—	—	26	—	—	(25)	—	(25)
Conversion of preferred stock (Note 9)	(17,149)	(6,469)	—	—	—	—	2,499,848	—	6,469	—	6,469
Issuance of common stock related to offering (Note 9)	—	—	—	—	—	—	3,135,136	1	11,600	—	11,601
Common stock issuance costs	—	—	—	—	—	—	—	—	(2,266)	—	(2,266)
Issuance of warrants to underwriter (Note 9)	—	—	—	—	—	—	—	—	382	—	382
RSU to RSA conversion (Note 8)	—	—	—	—	—	—	387,309	—	—	—	—
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	812,746	—	—	—	—
Issuance of redeemable common stock (Note 9)	—	—	—	—	750,000	4,308	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	59,325	—	221	—	221
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	33,963	—	143	—	143
Stock-based compensation	—	—	—	—	—	—	—	—	8,717	—	8,717
Net loss	—	—	—	—	—	—	—	—	—	(12,536)	(12,536)
Balance as of December 31, 2024	11,479	$5,151	9,250	$3,452	750,000	$4,334	15,725,783	$2	$238,442	$(268,195)	$(29,751)

The accompanying notes are an integral part of these consolidated financial statements.

Owlet, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(12,536)	$(32,901)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	452	842
Stock-based compensation	8,633	9,933
Provision for credit losses	(193)	1,020
Common stock warrant liability adjustment	(9,293)	924
Impairment of intangible and other assets	1,904	29
Amortization of right of use assets	929	1,369
Amortization of issuance costs	1,095	—
(Gain)/Loss on Extinguishment of Debt	418	—
(Gain)/Loss on Forgiveness on Interest Accrued	(508)	—
Other adjustments, net	414	80
Changes in assets and liabilities:
Accounts receivable	2,030	965
Prepaid expenses and other assets	(30)	3,177
Inventory	(4,139)	12,118
Accounts payable and accrued and other expenses	1,322	(19,503)
Lease liabilities	(1,178)	—
Other liabilities	(769)	(1,497)
Deferred revenue	240	(84)
Other, net	—	1
Net cash used in operating activities	(11,209)	(23,527)
Cash flows from investing activities
Purchase of property and equipment	(35)	(16)
Purchase of intangible assets	(87)	(43)
Capitalized internal-use software development costs	(639)	—
Net cash used in investing activities	(761)	(59)
Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants, net of $394 and $1,513 of paid transaction costs, respectively	8,855	28,487
Proceeds from issuance of common stock, net of $1,597 of paid transaction costs	10,003	—
Proceeds from short-term borrowings	48,198	28,685
Payments of short-term borrowings	(51,514)	(25,529)
Proceeds from long-term borrowings and issuance of redeemable common stock	7,500	500
Payments of long-term borrowings	(5,000)	(3,500)
Payments related to debt extinguishment costs	(761)	—
Employee taxes paid related to the net share settlement of stock-based awards	(1,031)	(397)
Proceeds related to the net share settlement of stock-based awards	811	427
Debt issuance costs paid	(930)	—
Issuance costs paid related to 2023 preferred stock and warrants	(450)	—
Other, net	363	239
Net cash provided by financing activities	16,044	28,912
Net change in cash, cash equivalents, and restricted cash	4,074	5,326
Cash, cash equivalents, and restricted cash at beginning of period	16,557	11,231
Cash, cash equivalents, and restricted cash at end of period	$20,631	$16,557

The accompanying notes are an integral part of these consolidated financial statements.

Owlet, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$30	$11
Cash paid for interest	4,051	1,876
Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock	$6,469	$350
Accretion on preferred stock and redeemable common stock	4,951	4,591
Issuance of common stock warrants to underwriter	382	—
Equity issuance costs included in accounts payable and accrued liabilities	286	450
Reclassification from long-term to current debt	—	500
Stock-based compensation for software development	85	—
The accompanying notes are an integral part of these consolidated financial statements.

Owlet, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
Note 1. Description of Business and Basis of Presentation

Organization

Owlet Baby Care Inc. was incorporated on February 24, 2014 as a Delaware corporation. On February 15, 2021, Owlet Baby Care Inc. (“Old Owlet”) entered into a Merger Agreement with Sandbridge Acquisition Corporation (“SBG”) and Project Olympus Merger Sub, Inc. (“Merger Sub”), whereby on July 15, 2021 Merger Sub merged with and into Old Owlet, with Old Owlet surviving as a wholly owned subsidiary of SBG (the “Merger”). Following the Merger, SBG was renamed Owlet, Inc. (“Owlet”, “OWLT”, or the “Company”).

The Company’s ecosystem of digital parenting solutions is helping to transform modern parenting by providing parents data to track the sleep patterns of their children. Its solutions are designed to provide insights aimed at improving children’s sleep and parents’ confidence and comfort.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting. All intercompany transactions and balances have been eliminated in consolidation. All dollar amounts, except per share amounts, in the notes are presented in thousands, unless otherwise specified.

Certain prior year amounts have been reclassified to conform to the current period presentation.

Reverse Stock Split

On July 7, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect a one-for-14 reverse stock split (the “Reverse Stock Split”) of the Company’s Class A common stock (“common stock”) and a reduction in the number of authorized shares of common stock and authorized but unissued shares of the Company’s preferred stock. The number of authorized shares of common stock was reduced from 1,000,000,000 shares to 107,142,857 shares, which reflects a reduction to 1.5 times the then current number of authorized shares of common stock, divided by the Reverse Stock Split ratio. The Reverse Stock Split also reduced the number of authorized shares of preferred stock from 100,000,000 shares to 10,741,071 shares, which reflects a reduction to 1.5 times the then current number of authorized but unissued shares of preferred stock, divided by the Reverse Stock Split ratio. The Reverse Stock Split became effective on July 7, 2023.

There was no net effect on total stockholders’ equity, and the par value per share of our common stock remains unchanged at $0.0001 per share after the Reverse Stock Split. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted for all periods presented to reflect the applicable effects of the Reverse Stock Split and the reduction in the number of authorized shares of common stock and preferred stock effected by the Charter Amendment.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Key management estimates include those related to revenue recognition (including standalone selling price, usage period of hardware products sold, sales incentives, product returns and implied post contract support and service), allowances for doubtful accounts, write-downs for obsolete or slow-moving inventory, useful lives for intangible assets, impairment assessments for long-lived tangible and intangible assets, warranty obligations, valuation allowances for net deferred income tax assets, and valuation of warrants, redeemable shares, and stock-based compensation.

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

Since inception, the Company has experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $268,195 as of December 31, 2024. During the years ended December 31, 2024 and 2023, we had negative cash flows from operations of $11,209 and $23,527, respectively. As of December 31, 2024, we had $20,245 of cash on hand.

As the Company continues to address these financial conditions, management has undertaken the following actions:

•As described further in Note 9, Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock, in September 2024, the Company issued 3,135,136 shares of its common stock and received net proceeds of $10,003 and in February 2024, the Company consummated a sale of preferred stock and warrants to purchase its common stock for aggregate net proceeds of $8,855.

•As described in Note 6, Debt and Other Financing Arrangements, in September 2024, the Company entered into a loan facility agreement with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively “WTI” or “Lenders”) for a term loan facility of up to $15,000 (the “WTI Loan Facility”) and on September 11, 2024, the Company entered into an asset-based revolving credit facility (the “ABL Line of Credit”) with ABL OPCO LLC, as the lender, with a maximum revolving commitment amount of up to $15,000, with an additional $5,000 revolving commitment available on September 11, 2025. In connection with these transactions, the Company used its then-existing cash to repay and extinguish all borrowings outstanding under the line of credit and term loan agreement with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (“SVB”). As of December 31, 2024 the Company has borrowings of $7,500 under the WTI Loan Facility and $6,263 under the ABL Line of Credit.

Notwithstanding the above actions, the Company has experienced recurring operating losses, negative cash flows from operations since inception, and a low cash balance relative to current obligations that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of December 31, 2024, substantially all of the Company’s cash was held with Silicon Valley Bank and Citibank, and exceeded federally insured limits.

Although the Company’s sales and accounts receivable are derived from sales contracts with a large number of customers, its top several customers account for a significant amount of its total sales, and make up a correspondingly large portion of its accounts receivable. The Company's largest customers by total net accounts receivable and total net revenue consisted of the following:

	December 31,
	2024	2023
Three largest customers by total net accounts receivable	63%	81%
Largest customers by total net revenue:
Customer 1	39%	22%
Customer 2	12%	14%
Customer 3	—%	17%
Note 2. Summary of Significant Accounting Policies and Recent Accounting Guidance

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consist of money market funds. Restricted cash consists of cash collateral that is held by the Company’s financial institutions to secure its financing arrangements.

Revisions to Previously Issued Consolidated Financial Statements and Financial Information

In connection with the preparation of its 2024 financial statements, the Company identified errors in its Consolidated Statement of Cash Flows for the year ended December 31, 2023 and the Condensed Consolidated Statements of Cash Flows for the interim periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024, and September 30, 2024. Specifically, the Company’s historical proceeds from short-term borrowings and payments of short-term borrowings were overstated by the same amount with no net impact to total cash flows from financing activities in its Consolidated Statement of Cash Flows for the year ended December 31, 2023 and its Condensed Consolidated Statements of Cash Flows for the interim periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024, and September 30, 2024. Additionally, the Company also identified and corrected for immaterial classification errors between cash flows from operating activities and investing activities for the interim periods ended March 31, 2024, June 30, 2024, and September 30, 2024. The Company also identified and corrected for immaterial classification errors within the line items in the cash flows from operating activities and for an immaterial classification error between cash flows from operating activities and financing activities for the interim period ended September 30, 2024.

The Company assessed the effect of the errors on prior periods under the guidance of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on its assessment, the Company determined that the errors were not material to any previously issued financial statements; however, the Company has elected to revise the Company's Consolidated Statement of Cash Flows and Condensed Consolidated Statements of Cash Flows. These corrections have no impact on the Company's previously reported consolidated net loss, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as previously reported on the Company's Consolidated Statements of Cash Flows. The Company's Condensed Consolidated Statements of Cash Flows for the interim periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024, and September 30, 2024 have been revised and disclosed in Note 14, Revision of Previously Issued Unaudited Quarterly Information below.

Revisions of Previously Issued Audited Consolidated Financial Statements

As discussed above, the identified errors did not have a material impact on the previously issued financial statements for the year ended December 31, 2023. The Company has determined it appropriate to revise the following financial statement line items in the Consolidated Statement of Cash Flows for the year ended December 31, 2023 (in thousands):

	Year Ended December 31, 2023
	As Reported	Adjustments	As Revised
Cash flows from financing activities
Proceeds from short-term borrowings	$99,988	$(71,303)	$28,685
Payments of short-term borrowings	(96,832)	71,303	(25,529)
Net cash provided by financing activities	$28,912	$—	$28,912

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

Inventory

Inventory includes material and third-party assembly costs. Inventory is recorded at the lower of cost or net realizable value, with cost being determined using the weighted average cost method. The Company reviews inventory for excess supply, obsolescence, and valuations above estimated realizable amounts, and writes down inventory to net realizable value when net realizable value does not exceed cost. Substantially all of the Company's inventory consisted of finished goods as of December 31, 2024 and 2023.

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

The Company capitalizes certain costs in connection with implementing or developing software for internal use and as part of its platform, which are subject to ASC 350-40, Internal Use Software, when capitalization requirements have been met. Capitalization of such costs begins when the preliminary project stage is completed and it is probable that the project will be completed, and the software will be used to perform the function intended. Any subsequent addition, modification, or upgrade to internal-use software is capitalized to the extent that it enhances the software’s functionality or extends its useful life. Costs related to design or maintenance are expensed as incurred. Capitalized costs are included in intangible assets, net, and amortized on a straight-line basis over the estimated useful life of three years.

Leases

The Company leases its office space and certain equipment under operating leases. For leases that contain rent escalation or rent concession provisions the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease.

The Company has elected the practical expedients to exclude right of use assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet date, and to combine lease and non-lease components for property leases, which primarily relate to ancillary expenses such as common area maintenance charges and management fees.

Revenue Recognition

The Company generated substantially all of its revenues from the sale of its hardware products, primarily the Owlet Dream Sock, Owlet Cam, and Owlet Monitor Duo.

Revenues are recognized when control of goods and services are transferred to customers at the transaction price, an amount that reflects the consideration expected to be received by the Company in exchange for those goods and services. The transaction price is calculated as selling price less the Company’s estimate of variable consideration, including future returns, volume rebates, and sales incentives related to current period sales.

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

The Company allocates the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). The Company’s process for determining its SSP considers multiple factors, including an adjusted market assessment and consumer behaviors, and varies depending on the facts and circumstances of each performance obligation. Revenues allocated to the delivery of the hardware and embedded firmware essential to the functionality of the hardware represent substantially all of the arrangements consideration and reflect the Company’s best estimate of the selling price if it was sold regularly on a stand-alone basis. SSP for the mobile application and upgrade rights are estimated based on relevant market and consumer data.

Revenues are recognized at the time the related performance obligation is satisfied by transferring control of the promised good or service to a customer. Revenues allocated to the hardware and embedded firmware are recognized at the time of product delivery, provided the other conditions for revenue recognition have been met. This generally occurs upon delivery of the product to a third-party carrier. Revenues allocated to the implied right to access the mobile application and the implied right to receive, on a when-and-if-available basis, future unspecified application upgrades, added features, and bug fixes, are recognized on a straight-line basis over the estimated usage period of the underlying hardware product. The usage period is estimated based on historical user activity and ranges from 10 to 27 months.
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

Consideration payable to a customer, such as cooperative advertising and pricing promotions to retailers and distributors, is recorded as a reduction to revenue. Deferred revenues represent advance payments received from customers prior to performance by the Company. Sales taxes collected from customers which are remitted to governmental authorities are not included in revenue and are reflected as a liability in the accompanying consolidated balance sheets.

Sales Returns, Rebates, Discounts, and Allowances

The Company’s contracts include promises to provide rights of return to customers as well as promises to issue discounts and provide rebates or allowances to certain retail channel customers if specified conditions are met. Revenues are reduced in the accompanying consolidated statements of operations and comprehensive loss for anticipated sales returns, discounts, and allowances, based on the Company’s analysis of historical sales returns and contractual discounts and allowances. Expected returns and estimated rebates and allowances that have been earned but not yet honored or paid out are included in accrued and other expenses in the accompanying balance sheets. Estimated discounts that have been earned but not yet honored or paid out are included as a reduction to accounts receivable, net. Actual returns may vary from estimates if the Company experiences a change in actual sales returns or exchange patterns due to unanticipated changes in products or competitive pressures.

Sales return rates, excluding the impact of regulatory actions, have been sufficiently predictable to allow the Company to estimate expected future returns. The Company reviews the actual returns as a percentage of sales to determine the historical rate of return. The historical rate of return is used as a basis for estimating future returns based on current sales. The sales return estimate can be affected by the release of new products and changes to sales channels. Actual returns may vary from estimates if the Company experiences a change in actual sales returns or exchange patterns due to unanticipated changes in products, competitive pressures, or regulatory actions.

Sales rebates, discounts, and allowances provided to the Company’s customers have been sufficiently predictable to allow the Company to estimate expected future discounts and allowances. Discounts and allowances are estimable based on existing and expected promotional programs and contractual terms in place at the time of sale. New promotional programs or changes to existing promotional programs could impact the estimated sales rebates, discounts, and allowances.

Cost of Revenues

Cost of revenues consists of product costs, including contract manufacturing, shipping and handling, depreciation of tooling and manufacturing equipment, amortization of internally developed software, warranty replacement, fulfillment costs, rework costs, warehousing, hosting, and write-downs of excess and obsolete inventory.

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

Research and Development

Research and development expenses consist primarily of personnel-related expenses, consulting and contractor expenses, prototype materials, and clinical testing. Substantially all of the Company’s research and development costs are related to developing new products and services and improving existing products and services. These costs are expensed as incurred.

Stock-based Compensation

The Company recognizes stock-based compensation expense for service-based employee restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and stock options on a straight-line basis over the requisite service period in the consolidated statements of operations and comprehensive income (loss).

The fair value of RSUs and RSAs is based on the closing price of Owlet's common stock on the grant date. The fair value of stock options and purchase rights under our Employee Stock Purchase Plan ("ESPP") are measured at fair value on the date of grant using the Black-Scholes option pricing model, which requires assumptions and judgments. The Company accounts for forfeitures as they occur.

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
•Risk-free rate — The estimate of the risk-free rate is based on the average of the published applicable year US Treasury Bond rates, as of the date of grant, to align with the expected life.
Advertising

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. Advertising expenses were $7,290 and $6,670 for the years ended December 31, 2024 and December 31, 2023, respectively.
Warrant Liability
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Redeemable Shares

In connection with the Loan Facility Agreement with WTI (see Note 6 for further discussion), the Company issued redeemable shares of common stock to WTI. The shares issued to WTI contain an embedded redemption option (the “Redemption Option”) such that WTI may elect to force the Company to redeem the shares that are no longer subject to forfeiture for a price of $8.40 per share. Because the shares are redeemable at the option of the WTI Funds, the shares are recorded in mezzanine equity on the consolidated balance sheets.

The redeemable shares of common stock were initially recorded at their fair value determined using a combination of the value of the Company’s common stock on the date of issuance and the theoretical value of a stand-alone put option valued using a Black-Scholes put option model discounted by a present value factor that considers the credit spread between an estimated Company specific discount rate and the risk-free rate of return.

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
The carrying value of the Company’s accounts receivable, accounts payable, accrued expenses, short-term debt approximate their fair value due to the short period of time to maturity or repayment.

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

The Company believes that it has appropriate support for the income tax positions taken on its tax returns, and that its accruals for tax liabilities are adequate for all open tax years, which include 2014 through 2024, based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter. Uncertain tax positions are recorded when it is more likely than not that a given tax position would not be sustained upon examination by taxing authorities. The Company’s policy for recording interest and penalties related to income taxes, including uncertain tax positions, is to record such items as a component of the provision for income taxes. The Company files income tax returns in the U.S. federal jurisdiction and certain state and local jurisdictions.

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

The Company has redeemable common stock and non-redeemable common stock. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per common share is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding for the respective period. For a period in which the Company reports a net loss, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Litigation Accounting

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 as of January 1, 2024 on a retrospective basis. While the adoption of this standard did not have a material impact on the Company's consolidated financial statements, additional disclosures were included in Note 13.

Recently Issued Accounting Guidance

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
Note 3. Certain Balance Sheet Accounts

Restricted Cash

The Company’s restricted cash consists of cash collateral that is held by the Company’s financial institutions to secure its financing arrangements. Specifically, restricted cash that is classified within current assets in the consolidated balance sheets consists of cash collateral to secure its current credit card borrowings and long-term term-loan facility. Cash as reported on the consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as shown on the consolidated balance sheets and consists of the following (in thousands):

	December 31,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	$20,245	$16,557
Restricted cash	386	—
Total cash, cash equivalents, and restricted cash	$20,631	$16,557

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

Changes in the Company's allowance for credit and other losses were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$3,322	$3,013
Charges to expense	(193)	1,020
Charges to revenue	38	(29)
Write-offs	(2,514)	(682)
Ending balance	$653	$3,322

Write-offs for the year ended December 31, 2024 related to a settlement agreement with a former retailer for past due receivables which had previously been charged to the provision for credit losses in a prior period. A benefit was recognized to charges to expense during the year ended December 31, 2024, which represented a partial recovery of the past due receivables in connection with the settlement.

Inventory

Details of inventory were as follows (in thousands):

	December 31,
	2024	2023
Raw materials	$100	$688
Finished goods	10,423	5,805
Total inventory	$10,523	$6,493

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Tooling and manufacturing equipment	$2,618	$2,632
Computer equipment	322	348
Furniture and fixtures	289	639
Software	106	106
Leasehold improvements	35	35
Total property and equipment	3,370	3,760
Less: accumulated depreciation and amortization	(3,268)	(3,383)
Property and equipment, net	$102	$377

Depreciation and amortization expense on property and equipment was $306 and $765 for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the Company allocated $281 and $473, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment within cost of revenues on the consolidated statements of operations. The remaining depreciation and amortization expense related to property and equipment was recorded within general and administrative expenses.

Intangible Assets, net

The carrying amounts of intangible assets consisted of the following (in thousands):

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks and patents	$677	$(346)	$331
Internally developed software	725	(81)	644
Total intangible assets	$1,402	$(427)	$975

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks and patents	$617	$(280)	$337
Internally developed software	1,873	—	1,873
Total intangible assets	$2,490	$(280)	$2,210

Amortization expense of intangible assets was $147 and $77 for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the Company recorded $81 and $0, respectively, of amortization expense related to internally developed software within cost of revenues on the consolidated statements of operations. The remaining amortization expense related to trademarks and patents was recorded within general and administrative expenses.

As of December 31, 2024, the estimated future amortization expenses and reconciliation to total intangible assets consisted of the following (in thousands):

Year Ended December 31,	Amount
2025	$303
2026	301
2027	209
2028	38
2029	25
Thereafter	41
Total future amortization expenses	$917
Trademarks and patents not yet subject to amortization	58
Total intangible assets	$975

In 2021, the Company began work on an internally developed software project and during 2021 and 2022 total costs of $1,873 were capitalized within intangible assets on the balance sheet. Due to financial constraints the Company was experiencing in 2022, work on the project was paused and each subsequent period the Company reconsidered the probability that the project would be resumed when the Company’s financial condition allowed and whether any technological developments had changed the prospects for the project's eventual success and recovery of the carrying amount of the asset. Because the software was still in development and not ready for general release the Company did not recognize any amortization for the years ended December 31, 2024 and 2023 and did not recognize any impairment charges related to intangible assets during the year ended December 31, 2023. However, in September of 2024, the Company made the decision to extend the pause of this particular software development project indefinitely, indicating that the carrying amount of the asset was unlikely to be recoverable. The Company recognized an impairment charge of $1,873 during the year ended December 31, 2024, to impair the software costs previously capitalized on the project, which was recorded within general and administrative expenses on the consolidated statements of operations.

Accrued and Other Expenses

Accrued and other expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued payroll	$3,639	$1,056
Accrued sales discounts	1,773	2,528
Accrued sales returns	902	2,919
Accrued legal settlements	5,343	0
Other	4,721	8,548
Total accrued and other expenses	$16,378	$15,051

Changes in accrued warranty were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Accrued warranty, beginning of period	$782	$712
Settlements of warranty claims during the period	(754)	(504)
Provision for warranties issued during the period	1,615	1,244
Changes in provision for pre-existing warranties	(1,352)	(670)
Accrued warranty, end of period	$291	$782

Note 4. Leases

Leases are determined at inception by assessing whether the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Owlet's leases consist of leases for corporate offices and have remaining lease terms of 0.1 to 2.3 years with options for renewal. Renewal and termination options have not been included in the lease terms, as it is not reasonably certain that such options will be exercised. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Owlet uses its incremental borrowing rate, based on the information available at the lease commencement date, to determine the present value of lease payments. There were no finance leases during the years ended December 31, 2023 and December 31, 2024.

Income from subleased properties is recognized on a straight-line basis and presented as a reduction of costs, allocated among operating expense line items in the Company’s consolidated statements of operations and comprehensive income (loss). In addition to sublease rent, variable non-lease costs such as common area maintenance and utilities are charged to subtenants over the duration of the lease for their proportionate share of these costs. These variable non-lease income receipts are recognized in operating expenses as a reduction to costs incurred by the Company in relation to the head lease.

The following table summarizes the Company's right-of-use assets, liabilities, and other information about our leases (dollars in thousands):

	December 31,
	2024	2023
Right of use assets, net	$138	$937

Accrued and other expenses	$83	$1,169
Other long-term liabilities	87	22
Total lease liabilities, net	$170	$1,191

Weighted average remaining lease term	2.1 years	0.7 years

Weighted average discount rate	13.5%	6.3%
Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs were $998 and $1,537 for the years ended December 31, 2024 and 2023, respectively, which included immaterial amounts related to short-term and variable lease costs.

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$1,178	$2,257
Right of use assets obtained in exchange for new operating lease liabilities	$130	$45

The following table shows the future maturities of lease liabilities for leases in effect as of December 31, 2024 (in thousands):

Year Ended December 31,	Amount
2025	$82
2026	71
2027	24
Total lease payments	177
Less: imputed interest	(7)
Total	$170

As of December 31, 2024, the Company had no sublease arrangements, as all sublease agreements ended in 2024. The Company recognized sublease income of $765 and $1,292 for the years ended December 31, 2024 and 2023, respectively.
Note 5. Deferred Revenues

Deferred revenues relate to performance obligations for which payments are received from customers prior to the satisfaction of the Company’s obligations to its customers. Deferred revenues primarily consist of amounts allocated to the mobile application, unspecified upgrade rights, added features, bug fixes, and content, and are recognized over the service period of the performance obligations, which ranges from 10 to 27 months.

Changes in the total deferred revenues balance were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$1,302	$1,386
Deferral of revenues	3,325	1,918
Recognition of deferred revenues	(3,083)	(2,002)
Ending balance	$1,544	$1,302

The Company recognized $1,134 and $1,169 of revenue during the years ended December 31, 2024 and 2023, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

Note 6. Debt and Other Financing Arrangements

The Company’s indebtedness consisted of the following (in thousands):

	December 31,
	2024	2023
Term note payable to SVB	$—	$5,000
Term loan facility payable to WTI, net	4,819	—
Line of credit	6,263	9,250
Financed insurance premium	615	944
Total debt	11,697	15,194
Less: current portion	(7,366)	(15,194)
Total long-term debt, net	$4,331	$—

The carrying value of the Company’s long-term debt, net approximate its fair value.

SVB Revolver and Term Loan

On November 23, 2022, the Company entered into the Third Amended and Restated Loan and Security Agreement (as amended, the “LSA”) with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company ("SVB"). The LSA provided for a $10,000 revolving line of credit (the “SVB Revolver”) and for an $8,500 term loan, which amortized with equal monthly installments of $500.

On September 11, 2024, the Company terminated the LSA with SVB and used existing cash to prepay and extinguish all borrowings outstanding under the line of credit and term loan facilities with SVB. In addition to normal principal and interest, the Company paid $761 of termination fees to extinguish the loan. Of the total termination fees recorded, during the year ended December 31, 2024, $407 was recorded as interest expense, net on the consolidated statements of operations, and $11 was recorded within general and administrative expense on the consolidated statements of operations. The remaining $343 was accrued as interest expense, net, in prior periods.

WTI Loan Facility

On September 11, 2024 (the “Effective Date”), the Company, as guarantor, and its wholly-owned subsidiary, Owlet Baby Care, Inc., a Delaware corporation ("OBCI," and together with the Company, collectively, the "Loan Parties"), as the borrower, entered into a Loan Facility Agreement (the “Loan Facility Agreement”) with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively “WTI” for a term loan facility of up to $15,000 (the “WTI Loan Facility”).

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

OBCI initiated its first drawdown under the WTI Loan Facility of $7,500 (the “Initial Loan”) shortly after closing. WTI and OBCI agreed to extend the remaining $2,500 of the First Tranche Commitment until March 31, 2025. Once repaid, the Company cannot reborrow from the WTI Loan Facility.

Interest on the outstanding principal amounts of any borrowing under the WTI Loan Facility accrues at a rate per annum equal to the sum of the prime rate plus 3.5%, with a floor of 12%. The interest rate on the outstanding principal amounts of any borrowing under the WTI Loan Facility for the year ended December 31, 2024 was 12%. Commencing on November 1, 2025 through maturity on January 1, 2028, the Company is required to make monthly interest and principal payments. Loans under the WTI Loan Facility also accrue 2.5% in payment-in-kind interest (“PIK Interest”) compounded monthly, and PIK Interest payments will be due and payable upon maturity of the loans. Accrued coupon interest and accrued PIK interest are recorded within accrued and other expenses and within long-term debt respectively on the consolidated balance sheets. Accrued PIK interest was $58 for the year ended December 31, 2024.

The Company has the option to prepay the outstanding loans issued under the WTI Loan Facility in whole at any time by repaying all outstanding principal and accrued interest, as well as all scheduled unpaid interest on the loan, including PIK Interest, as if the loan continued to accrue interest through its stated maturity. Provided if the Company’s fully diluted market capitalization of its common stock is greater than or equal to $250,000 for 10 consecutive Trading Days, then so long as such prepayment is made within 60 days thereafter, the redemption price will be discounted by 30% of the total amount of all scheduled but unpaid interest (but excluding any PIK Interest, which will not be discounted).

The WTI Loan Facility contains certain reporting and operational covenants that must be met by the Company to borrow funds under the Loan Commitments and not cause an event of default. Upon the occurrence of an event of default, WTI could elect to force redemption of the outstanding balances under the WTI Loan Facility, requiring the Company to pay all outstanding principal and accrued interest, as well as all scheduled unpaid interest on the loan, including PIK interest. Upon the occurrence of an event of default, the Company will also be required to pay default interest on any overdue balances at a rate of 5.0%. The WTI Loan Facility and any loans and obligations issued thereunder are collateralized by substantially all of the Company’s assets and are guaranteed by Owlet, Inc. As of December 31, 2024, the Company was in compliance with all covenants associated with the WTI Loan Facility.

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

The shares issued to WTI pursuant to the WTI Stock Issuance Agreement contain an embedded redemption option (the “Redemption Option”) such that WTI may elect to force the Company to redeem the shares that are no longer subject to forfeiture for a price of $8.40 per share. The Redemption Option may be exercised in whole or in part, at any time, from time to time, during the period commencing on the first trading day following the fifth anniversary of the Effective Date and continuing through the date which is 10 years after the Effective Date, subject to certain acceleration provisions set forth in the WTI Stock Issuance Agreement. Because the shares are redeemable at the option of the WTI Funds, the shares are recorded in mezzanine equity on the consolidated balance sheets. The redeemable common shares were initially recorded at their fair value of $7.66 per share, which was an aggregate value of $4,308. The value of the redeemable common shares was determined using a combination of the value of the Company's stock on the date of issuance and the theoretic value of a stand-alone put option valued using a Black-Scholes put option model discounted by a present value factor that considers the credit spread between an estimated Company specific discount rate and the risk-free rate of return. Because the shares are required to be redeemed at the option of WTI, based solely on the passage of time, and provided WTI did not elect to otherwise sell or transfer the shares beforehand, the carrying value of the shares will accrete to their redemption value of $8.40 per share from the issuance date through September 11, 2029, the date the Redemption Option first becomes exercisable.

The Company allocated the lender fees (including the fair value of the vested shares) and third-party debt issuance costs between the Initial Loan and the remaining, undrawn Loan Commitments. The costs allocated to the Initial Loan are accounted for as a discount and will be amortized across the term of the Initial Loan using the effective interest method. The costs allocated to the remaining, undrawn Loan Commitments are accounted for as loan commitment assets, which are being amortized to interest expense using the straight-line method over the commitment periods, due to uncertainty about the Company's intent to access the Loan Commitment. The unamortized portion of the loan commitment assets of $809 as of December 31, 2024 are recorded within Other assets on the consolidated balance sheets.

As of December 31, 2024, details of the WTI Loan Facility were as follows (in thousands):

Amount
Principal outstanding	7,500
Unamortized debt issuance costs	(2,739)
Accrued PIK Interest	58
Net carrying value	$4,819

The Company recognized $256 of interest expense related to the amortization of debt issuance costs of the WTI Loan Facility and $764 of interest expense related to the amortization of the loan commitment assets during the year ended December 31, 2024.

ABL Line of Credit

On the Effective Date, the Company, as guarantor, and its wholly-owned subsidiary, Owlet Baby Care, Inc., a Delaware corporation (“OBCI,” and together with the Company, collectively, the “Loan Parties”), as borrower, entered into a Credit and Security Agreement (the “Credit Agreement”) with the financial institutions party thereto from time to time as lenders (collectively the “Lenders”) and ABL OPCO LLC, a Delaware limited liability company, in its capacity as administrative agent for the Lenders.

The Credit Agreement provides for an asset-based revolving credit facility (the “ABL Line of Credit”) in a maximum principal amount of up to $15,000, which amount shall increase to $20,000 on September 11, 2025 (the “Revolving Commitment”). The ABL Line of Credit is collateralized by substantially all of the Company's assets. Loans and other obligations under the Credit Agreement bear interest at a rate per annum equal to the 1-month Secured Overnight Financing Rate (subject to a floor of 3.5%) plus a margin, which varies between 7.5% and 8.5% depending on the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), provided that the interest rate shall not exceed the maximum rate permitted under applicable law.

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

The Credit Agreement contains representations, warranties, covenants, and events of default customary for agreements of this type. OBCI’s obligations under the Credit Agreement are: (i) fully and unconditionally guaranteed by the Company; and (ii) secured by a security interest in substantially all personal property assets of the Company, including the Company's pledge of the outstanding capital stock of the Company. Among these covenants is a liquidity covenant requiring the Company to maintain liquidity of $4,000. Liquidity is defined as the sum of (x) Undrawn Availability, as defined in the Credit Agreement, on the asset-based line of credit, plus (y) unrestricted cash and funds held in deposit accounts. In addition, if the liquidity falls below $9,000, the Company is then subject to a minimum trailing-twelve-months EBITDA covenant as defined in the Credit Agreement. As of December 31, 2024, the Company was in compliance with all covenants under the Credit Agreement.

The unamortized portion of debt issuance costs related to the Credit Agreement as of December 31, 2024 was $657 and is recorded as a loan commitment asset within other assets on the consolidated balance sheets. Issuance costs are amortized straight-line over the term of the Credit Agreement and recorded within interest income (expense), net on the consolidated statement of operations and comprehensive income (loss).

On December 31, 2024, there was $6,263 of outstanding borrowings, which is recorded as a current liability on the consolidated balance sheets based on the Company's intent and ability to repay the outstanding borrowings in the near term. The borrowing base availability under the Credit Agreement was $79 as of December 31, 2024. Subsequent to December 31, 2024 we've had various drawn downs and repayments. The outstanding balance as of March 11, 2025 is $2,669.

Financed Insurance Premiums

In 2024, the Company renewed a number of its insurance policies and entered into several new short-term commercial premium finance agreements with First Insurance Funding totaling $941 to be paid within one year, accruing interest at a weighted average rate of 8.7% As of December 31, 2024, the remaining principal balance on the combined financed insurance premiums was $615.

Future Aggregate Maturities

As of December 31, 2024, future aggregate maturities of the WTI Loan Facility and Financed Insurance Premium payables were as follows (in thousands):

Year Ended December 31,	Amount
2025	$1,103
2026	3,146
2027	3,551
2028	373
Total	$8,173
Note 7. Commitments and Contingencies

Purchase and Other Obligations

The Company entered into a services and license agreement for cloud platform services in June 2024. The Company has a purchase obligation of $6,739 to be paid over a 48-month period beginning in June 2024.

In February 2023, the Company entered into an agreement with a significant vendor to pay $3,000 of interest over 36 months with respect to past due payables. The present value of the future payments was expensed and included within interest expense, net. In January 2024, the agreement was amended and the schedule of interest payments was modified from 36 months to 28 months, but the amount of interest payable was unchanged. In September 2024, the agreement was amended again, allowing the Company to terminate the agreement with a final interest payment of $623, which was then fully settled in September 2024. The reduction in the total cumulative payment to $2,206 resulted in the Company recording a reduction of interest expense at termination of $508.

Litigation

The Company is involved in legal proceedings from time to time arising in the normal course of business. While any outcome related to such legal proceedings cannot be predicted with certainty, other than the matters discussed below, the Company believes that the outcome of these proceedings will not have a material impact on the Company’s financial position, results of operations, or liquidity.

In November 2021, two putative class action complaints were filed against the Company in the U.S. District Court for the Central District of California, the first captioned Butala v. Owlet, Inc., Case No. 2:21-cv-09016, and the second captioned Cherian v. Owlet, Inc., Case No. 2:21-cv-09293. Both complaints alleged violations of the Securities Exchange Act of 1934 (“Exchange Act”) against the Company and certain of its officers and directors on behalf of a putative class of investors who: (a) purchased the Company’s common stock between March 31, 2021 and October 4, 2021 (“Section 10(b) Claims”); or (b) held common stock in Sandbridge Acquisition Corporation (“SBG”) as of June 1, 2021, and were eligible to vote at SBG's special meeting held on July 14, 2021 (“Section 14(a) Claims”). Both complaints allege, among other things, that the Company and certain of its officers and directors made false and/or misleading statements and failed to disclose certain information regarding the FDA’s likely classification of Smart Sock as a medical device requiring marketing authorization.

On September 8, 2023, the Court ruled that while the Butala and Cherian cases were consolidated, there would be two distinct and separate classes to represent the Section 10(b) Claims and Section 14(a) Claims, respectively, and appointed lead plaintiffs and lead counsel for each class. Amended complaints were filed for each class on November 21, 2023, and then further amended in consolidated filings on December 22, 2023. The Company filed motions to dismiss the complaints on February 9, 2024 on behalf of itself and the named officers and directors. The plaintiffs filed oppositions to the motions to dismiss on March 24, 2024, and the Company filed replies in support of the motions to dismiss on May 10, 2024. On August 5, 2024, the Court denied Owlet’s and its officers’ motions to dismiss the Section 10(b) Claims and the Section 14(a) Claims. On September 24, 2024, the Court entered a scheduling order in the case, setting trial to begin on February 17, 2026. On September 26, 2024, the Court granted Owlet’s and its officers’ motion for reconsideration regarding the Section 10(b) Claims and dismissed all claims arising out of statements made prior to the merger.

Following mediation, the parties to the Butala action reached agreements in principle to settle both the Section 10(b) Claims and the Section 14(a) Claims. The Section 10(b) Claims would be resolved for $3,500 and the Section 14(a) Claims would be resolved for $1,750. On January 31, 2025, the plaintiffs filed motions seeking preliminary approval of the settlements of the Section 10(b) Claims and Section 14(a) Claims. Those motions remain pending. In accordance with ASC 450, as these amounts have become probable and estimable, the Company has recognized $5,250 of General and administrative expense in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2024. The related liability is recorded in Accrued and other expenses on the Consolidated Balance Sheet as of December 31, 2024.

Further, on August 26, 2024 and October 3, 2024, investors filed in the U.S. District Court for the Central District of California, derivatively on behalf of the Company, complaints asserting claims for violations of Section 14(a) of the Exchange Act, as well as state law claims, including breach of fiduciary duty, unjust enrichment and waste of corporate assets. One complaint (captioned Janet Vargas, Derivatively on Behalf of Nominal Defendant Owlet, Inc., Case No. 2:24 cv-07258-FLA-PVC) asserts claims against twelve of the Company’s current or former directors and officers and six current or former directors and officers of Sandbridge Acquisition Corporation. The other (captioned Nathan Capleton, Derivatively on Behalf of Nominal Defendant Owlet, Inc., Case No. 2:24 cv-08536-JAK-MAA) asserts claims against eleven of the Company’s current or former directors. Both complaints leverage the allegations made in one of the securities class action complaints. Neither complaint specifies the damages claimed in the action.

On December 13, 2024, these two complaints were consolidated into a single action captioned Vargas v. Workman, et al., No. 2:24-cv-07258-FLA (C.D. Cal.) On February 7, 2025, the plaintiffs filed an amended consolidated complaint asserting the claims previously made in the two derivative complaints. The parties in the Vargas action reached agreements in principle to settle, and plaintiffs filed a joint Notice of Settlement with the Court on March 3, 2025. On March 6, 2025, the Court vacated deadlines in the Vargas action in light of the plaintiffs’ settlement notice, and set April 2, 2025 as the deadline for plaintiffs to file a motion for preliminary approval of the settlement.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance coverage that may reduce its exposure and enables the Company to recover a portion of any future amounts paid.

Note 8. Stock-based Compensation

2021 Incentive Award Plan

Effective February 12, 2021, the Board of Directors approved the adoption of the 2021 Incentive Award Plan (as amended, the "2021 Plan") as a successor to the 2014 Equity Incentive Plan (the "2014 Plan"), which permits the Company to grant options, stock appreciation rights, restricted stock, restricted stock units, performance bonus, performance stock unit, dividend equivalents, or other stock or cash based awards to employees, directors, or consultants. Shares remaining for issuance, forfeited, expired, or other manner available to issue under terms of the 2014 Plan roll over to and become available for awards under the 2021 Plan. As of December 31, 2024, 3,432,702 shares were authorized for issuance under the 2021 Plan. In addition, the shares authorized for the 2021 Plan may be increased on an annual basis beginning January 1, 2022, in an amount equal to 5% of the outstanding common stock on the last day of the immediately preceding fiscal year for a period of 10 years.

As of December 31, 2024, a total of 1,935,589 shares of common stock are reserved for issuance and 201,266 shares are available for future grants under the 2021 Plan.

Employee Stock Purchase Plan

On January 1, 2022, the Company began offering an ESPP. The ESPP allows eligible employees to contribute a portion of their eligible earnings toward the semi-annual purchase of our shares of common stock at a discounted price, subject to an annual maximum dollar amount. Employees can purchase stock at a 15% discount applied to the lower closing stock price on the first or last day of the six-month purchase period.

Stock Options

The following is a summary of stock option information and weighted average exercise prices:

	2024		2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1	463,168	$16.03	598,155	$24.35
Granted(1)	0	—	136,326	4.21
Exercised	(33,963)	4.21	(18,054)	3.12
Canceled/Forfeited(1)	(1,650)	4.21	(253,010)	30.26
Expired	—	—	(249)	4.06
Outstanding at December 31	427,555	17.02	463,168	16.03
Exercisable at December 31	427,040	$16.92	440,324	$15.19
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

The grant date fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions for grants presented on a weighted average basis are as follows:

	Year Ended December 31,
	2024	2023
Expected volatility	N/A	47.6%
Risk-free rate	N/A	4.2%
Expected term in years	N/A	4.7
Dividend yield	N/A	—%

Stock-based compensation expense related to options was $898 and $1,199 during the years ended December 31, 2024 and December 31, 2023, respectively. Generally, employees are subject to four year vesting terms of 25% after one year and monthly thereafter, with a maximum term of 10 years.

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $11 during 2024 and $29 during 2023. At December 31, 2024, options outstanding had an intrinsic value of $442 with a weighted average remaining life of 3.5 years. At December 31, 2024, options vested and exercisable had an intrinsic value of $442 with a weighted average remaining life of 3.5 years. At December 31, 2023, options outstanding had an intrinsic value of $763 with a weighted average remaining life of 4.8 years. At December 31, 2023, options vested and exercisable had an intrinsic value of $746 with a weighted average remaining life of 4.6 years.

The total grant date fair value of options vested during 2024 and 2023 was $377 and $1,153, respectively. The grant date fair value of options granted during 2024 and 2023 was $0 and $171, respectively. Weighted average grant date fair value of options granted during 2024 and 2023 was $0 and $1.26, respectively. Stock options vested and expected to vest at December 31, 2024 totaled 427,555 shares, with an intrinsic value of $442, weighted average exercise price of $17.02, and weighted average remaining life of 3.5 years. Cash received from stock options exercised during 2024 and 2023 was $143 and $56, respectively.

Restricted Stock Units

The following is a summary of RSU information and weighted average grant date fair values for the Company's RSUs:

	Year Ended December 31,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	1,464,073	$7.64	494,671	$37.77
Granted	1,338,850	4.62	1,331,899	3.96
Vested	(868,981)	7.08	(286,601)	35.17
Canceled/Forfeited(1)	(482,299)	5.71	(75,896)	35.57
Unvested at December 31	1,451,643	$5.84	1,464,073	$7.64
(1) Includes 352,093 RSUs converted to RSAs, accounted for as a cancellation of RSUs with a replacement award of RSAs.

RSUs are valued at the market value on the date of grant and compensation expense for employees is expensed over the vesting period. Generally, employees are subject to a four year vesting term with 25% vesting after one year and quarterly thereafter, or on a 2 year vesting term with 50% after one year and the remaining after the second year, or a 1 year vesting term with 100% after one year, depending on grant reason. Grants to directors typically vest after one year and, in certain circumstances, vest immediately.

Stock-based compensation expense related to RSU grants was $7,133 and $7,510 during the years ended December 31, 2024 and December 31, 2023, respectively. The aggregated fair value of RSUs granted during the years ended December 31, 2024 and 2023 was $6,192 and $5,274, respectively. The aggregated fair value of RSUs vested during the years ended December 31, 2024 and 2023 was $6,154 and $10,080, respectively.

Restricted Stock Awards

The following is a summary of RSA information and weighted average grant date fair values for the Company's RSAs:

	Year Ended December 31,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	—	$—	—	$—
Granted	387,309	0.40	—	—
Vested	(61,156)	0.40	—	—
Forfeited	—	0.00	—	—
Unvested at December 31	326,153	$0.39	—	$—

During the year ended December 31, 2024, the Company modified certain RSU awards for 11 employees and exchanged the RSUs previously granted for RSAs that vest within six months of the date of modification. The RSAs are valued at the market value on the date of grant.

As a result of the modification, the Company recognized $108 of incremental stock-based compensation expense during the year ended December 31, 2024. The aggregated incremental fair value of RSUs converted to RSAs during the year ended December 31, 2024 was $153. The aggregated incremental fair value of RSAs vested during the year ended December 31, 2024 was $24. Prior to year ended December 31, 2024, the Company did not have any RSAs.

Performance Stock Units

The following is a summary of PSU information and weighted average grant date fair values for the Company's PSUs:

	Year Ended December 31,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	71,428	$36.40	87,321	$36.36
Granted	—	—	0	0.00
Vested	—	0.00	(7,518)	36.40
Forfeited	(15,037)	36.40	(8,375)	35.97
Unvested at December 31	56,391	$36.40	71,428	$36.40

The PSU awards function in the same manner as restricted stock units except that vesting terms are based on achievement of performance measures, such as the achievement of certain cumulative net revenue targets. PSUs are recognized as expense following a graded vesting schedule with their performance re-assessed and updated on a quarterly basis, or more frequently as changes in facts and circumstances warrant.

Stock-based compensation related to PSU grants was immaterial for the years ended December 31, 2024 and 2023, respectively.

Summary of Employee Stock Purchase Plan Shares

Employees purchased 59,325 shares at an average price of $3.71 during the year ended December 31, 2024, and 43,274 shares at an average price of $4.96 during the year ended December 31, 2023. The intrinsic value of shares purchased was $51 and $38, respectively, for the years ended December 31, 2024 and 2023. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

During the year ended December 31, 2023, the rollover provision of our ESPP was triggered and resulted in incremental expense to be recognized over the new twenty-four-month offering period, which did not have a material impact on our consolidated statements of operations and comprehensive loss. This did not occur during the year ended December 31, 2024.

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows (in thousands):

	Year Ended December 31,
	2024	2023
General and administrative	$5,148	$5,391
Sales and marketing	1,540	1,720
Research and development	1,945	2,822
Total stock-based compensation	$8,633	$9,933

As of December 31, 2024, the Company had an immaterial amount of unrecognized stock-based compensation costs related to non-vested options, $7,094 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted average period of 1.4 years, $45 of unrecognized stock-based compensation costs related to unvested RSAs that will be recognized over a weighted average period of 0.2 years, and $135 of unrecognized stock-based compensation costs related to unvested PSUs that will be recognized over a weighted average period of 1 year.

During the year ended December 31, 2024, the Company capitalized $86 of stock-based compensation attributable to internally developed software. No stock-based compensation was capitalized during the year ended December 31, 2023.

Note 9. Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock

September 2024 Offering

On September 11, 2024, the Company entered into an underwriting agreement and issued 3,135,136 shares of its common stock at a price to the public of $3.70 per share, less underwriting discounts and commissions. The net proceeds received by the Company were $10,590. The shares were issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-281556), filed by the Company with the SEC on August 14, 2024, which was declared effective on August 23, 2024. The Company provided the underwriter a discount of 7% off the offering price.

In addition to the underwriter discount, the offering expenses with third parties were $874, of which $286 in issuance costs that were unpaid as of December 31, 2024. The Company also reimbursed the underwriters for $198 in fees and expenses, including legal expenses, out-of-pocket expenses, and clearing expenses. The issuance costs associated with the September 2024 Offering were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

Pursuant to the underwriting agreement, the Company also issued, as a portion of the underwriting compensation payable to the underwriter, a warrant to purchase up to 125,405 shares of common stock (which was subsequently transferred to certain affiliates of the underwriter, the “Titan Warrants”). The Titan Warrants are accounted as a nonemployee stock-based award as it represents compensation for underwriter services. The compensation cost associated with the Titan Warrants was $382, and was recorded as a direct and incremental issuance cost of the associated common stock offering that was earned upon the closing and issuance of the common stock. The Titan Warrants are classified as equity and included within additional paid-in capital on the consolidated balance sheets.

The Titan Warrants are initially exercisable on March 13, 2025 at an exercise price of $4.63 and have a term of five years from such initial exercise date. None of the Titan Warrants have been exercised as of December 31, 2024.

Redeemable Common Stock

As discussed in Note 6, in September 2024 as partial consideration for the availability and funding of the WTI Loan Facility, the Company issued to the WTI Funds an aggregate of 750,000 shares of common stock. The Company also granted the WTI Funds the Redemption Option discussed in Note 6. The vested shares are recorded in mezzanine equity on the consolidated balance sheets and are being accreted to the redemption value at the date the redemption feature first becomes exercisable.

August 2024 Exchange

On August 20, 2024, holders of the Series A convertible preferred stock (“Series A Preferred Stock”) of the Company elected to convert an aggregate of 15,721 shares of Series A Preferred Stock in exchange for an aggregate of 2,291,686 shares of the Company’s common stock, all as in accordance with the terms of the Certificate of Designation relating to the Series A Preferred Stock. As of December 31, 2024, the redemption value for Series A convertible preferred stock is $11,479.

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

Subject to certain exceptions, upon the occurrence of a fundamental change, voluntary or involuntary liquidation, dissolution or winding-up of the Company, the Company will be required to pay an amount per share of Series B convertible preferred stock equal to the greater of (i) one thousand dollars per share or (ii) the consideration per share of Series B convertible preferred stock as would have been payable had all such shares been converted to common stock immediately prior to the liquidation event, plus, in each case, the aggregate amount of all declared but unpaid dividends thereon to the date of final distribution to the holders of Series B convertible preferred stock. As of December 31, 2024, the redemption value for Series B convertible preferred stock is $9,250. None of the Series B convertible preferred stock had been converted as of December 31, 2024.

Each of the Series B Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $7.71 per share, is immediately exercisable, and will expire on March 1, 2029. As the Series B Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $6,856. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $2,394 allocated to the Series B convertible preferred stock. The Series B convertible stock is accreting to its redemption value, starting from the issuance date to the date at which the shares become redeemable on March 1, 2029. Accretion will be recorded as a deemed dividend. None of the Series B Warrants have been exercised as of December 31, 2024.

The Company incurred $394 of issuance costs related to the offering. Issuance costs allocated to the preferred stock of $102 were recorded as a reduction to the Series B convertible preferred stock. Issuance costs allocated to the liability classified warrants of $292 were recorded as an expense within general and administrative expenses on the consolidated statements of operations.

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

Each of the Series A Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $4.66 per share, is immediately exercisable, and will expire on February 17, 2028. As the Series A Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $26,133. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $3,867 allocated to the Series A convertible preferred stock. The Series A convertible stock is accreting to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend. None of the Series A Warrants have been exercised as of December 31, 2024.

The Company incurred $1,963 of issuance costs related to the offering, of which $1,513 were paid as of December 31, 2023. The remaining $450 were paid as of December 31, 2024. Issuance costs allocated to the preferred stock of $253 were recorded as a reduction to the Series A convertible preferred stock. Issuance costs allocated to the liability classified warrants of $1,710 were recorded as an expense within general and administrative expenses.

SBG Common Stock Warrants

As a result of the merger completed with SBG on July 15, 2021 (the “Merger”), the Company continues to record liabilities for warrants issued by SBG prior to the Merger.

Pursuant to the SBG initial public offering, SBG sold warrants to purchase an aggregate of 821,428 shares of the Company’s common stock at a price of $161.00 per share (“SBG Public Warrants”). Following the closing of the Initial Public Offering on September 17, 2020, the Company completed the sale of warrants to purchase an aggregate of 471,428 shares of the Company’s common stock at a price of $161.00 per share in a private placement to Sandbridge Acquisition Holdings LLC (the “SBG Private Placement Warrants”). Together, the SBG Public Warrants and SBG Private Placement Warrants are referred to as the “SBG Common Stock Warrants.” The SBG Public Warrants became exercisable 12 months from the closing of the Initial Public Offering. The SBG Common Stock Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation. None of the SBG Common Stock Warrants have been exercised as of December 31, 2024.

See Part II, Item 8 “Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements - Merger” in the Annual Report on Form 10-K for the year ended December 31, 2022 for more information.

SVB Warrants

In March 2023, in connection with the first amendment to the LSA with SVB, the Company granted SVB a warrant to purchase 10,714 shares of the Company's common stock at a price of $5.32 per share, expiring on March 27, 2035 (the “SVB Warrants”). The SVB Warrants, which were valued at $43, are classified as equity and included within additional paid-in capital on the consolidated balance sheets. None of the SVB Warrants have been exercised as of December 31, 2024.

Common Stock Warrants

The following table summarizes issuable shares of the Company’s common stock based on warrant activity for the year ended December 31, 2024:

	December 31, 2023	Shares Issuable by New Warrants	Shares Purchased by Exercise	December 31, 2024
SBG Public Warrants	821,428	—	—	821,428
SBG Private Placement Warrants	471,428	—	—	471,428
Series A Warrants	7,871,712	—	—	7,871,712
Series B Warrants	—	1,799,021	—	1,799,021
SVB Warrants	10,714	—	—	10,714
Titan Warrants	—	125,405	—	125,405
Total	9,175,282	1,924,426	—	11,099,708

Earnout Shares

Following the Merger, 200,536 shares of common stock held by certain former equity holders of SBG are subject to vesting and forfeiture conditions (the "Earnout Shares"). Of the 200,536 earnout shares, 100,268 shares will vest at such time as a $175.00 stock price level is achieved and 100,268 will vest at such time as a $210.00 stock price level is achieved, in each case, on or before the fifth anniversary of the Closing of the Merger. The ‘‘stock price level’’ will be considered achieved only (a) when the closing price of a share of Owlet common stock on the NYSE is greater than or equal to the applicable price for any 20 trading days within a 30 trading day period or (b) the price per share of Owlet common stock paid in certain change of control transactions following the Closing is greater than or equal to the applicable price. Earnout shares subject to vesting pursuant to the above terms that do not vest in accordance with such terms shall be forfeited and canceled for no consideration. The earnout shares are not redeemable. As the vesting event has not yet been achieved, these shares of Owlet common stock, which are issued and outstanding, are treated as contingently recallable and have been excluded from the denominator for the purposes of calculating basic and diluted net loss per share. See Note 12 for further discussion on the calculation of basic and diluted net loss per share.

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

Note 10. Fair Value Measurements

The Company’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis were as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$8,223	$—	$—	$8,223
Total assets	$8,223	$—	$—	$8,223
Liabilities:
SBG Public Warrants	$—	$—	$5	$5
SBG Private Placement Warrants	—	—	2	2
Series A Warrants	—	—	20,750	20,750
Series B Warrants	—	—	4,586	4,586
Total liabilities	$—	$—	$25,343	$25,343

	December 31, 2023
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$16,489	$—	$—	$16,489
Total assets	$16,489	$—	$—	$16,489
Liabilities:
SBG Public Warrants	$—	$—	$61	$61
SBG Private Placement Warrants	—	—	35	35
Series A Warrants	—	—	27,685	27,685
Total liabilities	$—	$—	$27,781	$27,781

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The SBG Public Warrants and SBG Private Placement Warrants as of December 31, 2024 are presented in Level 3 of the fair value hierarchy. On June 15, 2023, the Company received notice from the New York Stock Exchange (the “NYSE”) that the NYSE had halted trading in the SBG Public Warrants due to the low trading price of those warrants. On June 16, 2023, the NYSE provided written notice to the Company and publicly announced that NYSE Regulation had determined to commence proceedings to delist the SBG Public Warrants and that such warrants were no longer suitable for listing based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. As such, these instruments are no longer valued using quoted market prices and correspondingly, the SBG Private Placement Warrants can no longer be valued based on a quoted market price of the SBG Public Warrants. The Company measured the fair value of both the SBG Public Warrants and the SBG Private Placement Warrants as of December 31, 2024 and December 31, 2023, using the Black-Scholes option pricing model with the following assumptions:

SBG Common Stock Warrants - Black-Scholes Inputs	December 31, 2024	December 31, 2023
OWLT stock price	$4.45	$5.28
Exercise price of warrants	$161.00	$161.00
Term in years	1.54	2.54
Risk-free interest rate	4.21%	4.11%
Volatility	90.00%	85.00%

The Series A Warrants are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

The Company measured the fair value of the Series A as of December 31, 2024 and December 31, 2023, using the Black-Scholes option pricing model with the following assumptions:

Series A Warrants - Black-Scholes Inputs	December 31, 2024	December 31, 2023
OWLT stock price	$4.45	$5.28
Exercise price of warrants	$4.66	$4.66
Term in years	3.13	4.13
Risk-free interest rate	4.28%	3.91%
Volatility	90.00%	85.00%

The Series B Warrants are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions. The Company measured the fair value of the Series B Warrants at issuance and again as of December 31, 2024 using the Black-Scholes option pricing model with the following assumptions:

Series B Warrants - Black-Scholes Inputs	December 31, 2024	February 29, 2024
OWLT stock price	$4.45	$5.68
Exercise price of warrants	$7.71	$7.71
Term in years	4.16	5.00
Risk-free interest rate	4.33%	4.26%
Volatility	90.00%	90.00%

The following table presents a reconciliation of the Company’s SBG Public Warrants, SBG Private Placement Warrants, Series A Warrants, and Series B Warrants (together, the “Level 3 Warrants”) measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

Level 3 Warrants
Balance as of December 31, 2023	$27,781
Issuance of Series B Warrants	6,855
Change in fair value included within common stock warrant liability adjustment	(9,293)
Balance as of December 31, 2024	$25,343

There were no transfers between Level 1 and Level 2 in the periods reported. The SBG Public Warrants and SBG Private Placement Warrants were transferred into Level 3 in 2023, as discussed above.

Equity-Classified Warrants

The fair value of the Titan Warrants at issuance on September 11, 2024 was $382. The Company measured the fair value of the Titan Warrants at issuance on September 11, 2024, using the Black-Scholes option pricing model with the following assumptions:

Titan Warrants - Black-Scholes Inputs	September 11, 2024
OWLT stock price	$4.35
Exercise price of warrants	$4.63
Term in years	5.50
Risk-free interest rate	3.47%
Volatility	85.00%

Mezzanine-Classified Redeemable Common Stock

As described in Note 6, the vested shares issued to WTI are contingently redeemable at the option of the holder during the put period and are recorded in mezzanine equity on the consolidated balance sheets. The vested redeemable shares of common stock were recorded at their fair value of $7.66 per share, which was an aggregate value of $4,308. The value of the redeemable shares of common stock was determined using a combination of the value of the Company's stock on the date of issuance and the theoretic value of a stand-alone put option valued using a Black-Scholes put option model discounted by a present value factor that considers the credit spread between an estimated Company specific discount rate and the risk-free rate of return. The valuation model used the following assumptions:

Redeemable Common Stock - Valuation Inputs	September 11, 2024
Common stock value per share	$4.35
Put price	$8.40
Term in years	5.00
Risk-free interest rate	3.42%
Volatility	85.00%
Credit spread	9.27%
Present value discount	63.49%

Note 11. Income Taxes

Income tax expense for the years ended December 31, 2024 and 2023 was $54 and $10, respectively.

The provision for income taxes differs from the amount computed at federal statutory rates as follows (in thousands):

	Year Ended December 31,
	2024	2023
Federal income tax at statutory rates	$(2,637)	$(6,907)
State income tax at statutory rates	(300)	(636)
Change in valuation allowance	3,958	4,487
Warrant (benefit) expense (1)	(1,952)	194
Transaction costs (2)	80	375
Stock-based compensation	865	2,101
Other	40	396
Total income tax provision	$54	$10
(1) Represents a permanent item attributed to common stock mark-to-market adjustments.
(2) Represents costs associated with the February 2023 and February 2024 preferred stock offerings and the July 2023 reverse stock split.
Significant components of the Company’s deferred income tax assets (liabilities) are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Accrued liabilities	$1,408	$2,509
Stock-based compensation	1,858	1,719
163(j) Interest expense limitation	2,137	1,823
Net operating loss carryforwards	46,734	43,726
174 Capitalization	4,486	4,195
Lease liability	42	289
Other	1,226	1,153
Litigation settlement	1,312	—
Total deferred income tax assets	$59,203	$55,414
Deferred tax liabilities:
ROU asset	(34)	(228)
Other	(109)	(23)
Total deferred tax liabilities	(143)	(251)
Valuation allowance	$(59,060)	$(55,163)
Net deferred tax asset (liability)	$—	$—

As of December 31, 2024, the Company had $40,115 of federal and $6,619 of state net operating loss carry-forwards available to offset future taxable income, some of which, if not utilized, will begin to expire in 2034 for federal and 2036 for state purposes.

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

As of December 31, 2024, the Company recorded a valuation allowance of $59,060 for the portion of the deferred tax assets that we do not expect to be realized. Due to our history of losses in the U.S., the net cumulative deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3,897 in the year ended December 31, 2024.

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

Uncertain tax positions are recorded when it is more likely than not that a given tax position would not be sustained upon examination by taxing authorities. Based on positions taken in the Company’s tax filings, the Company has concluded that there are no significant uncertain tax positions, and there are no material amounts of unrecognized tax benefits.

We file income tax returns in the U.S. and various state jurisdictions. Our returns for 2014 and subsequent tax years remain subject to examination and all net operating losses generated to date are subject to adjustment for U.S. federal and state income tax purposes.

Note 12. Net Loss Per Share

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

As discussed in Note 9, the Company issued redeemable common stock in connection to the WTI loan. The consolidated statements of operations and comprehensive income (loss) include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per common share is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding for the respective period.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2024	2023
	Redeemable Common Stock	Common Stock	Common Stock
Numerator:
Allocation of net loss attributable to common stockholders	$(270)	$(17,192)	$(37,492)
Add: accretion on redeemable common stock	25	(25)	—
Allocated net loss attributable to common stockholders	$(245)	$(17,217)	$(37,492)
Denominator:
Weighted-average common shares used in computed net loss per share attributable to common stockholders basic and diluted	172,131	10,951,270	8,276,481
Net loss per share attributable to common stockholders basic and diluted	$(1.42)	$(1.57)	$(4.53)

The following table summarizes the common stock equivalents of potentially dilutive outstanding securities excluded from the computation of diluted net loss per share due to their anti-dilutive effect:

	December 31,
	2024	2023
Stock options	427,555	463,168
RSUs	1,451,643	1,464,073
RSAs	326,153	—
PSUs	56,391	71,428
ESPP Shares Committed	26,917	22,791
Common stock warrants	11,099,708	9,175,282
Preferred stock	2,872,668	4,173,177
Total	16,261,035	15,369,919

The Company’s 200,536 unvested Earnout Shares, 187,500 unvested shares issued to WTI, and 326,153 unvested RSAs issued in connection to the RSU to RSA conversion, were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of December 31, 2024.

Note 13. Segments

The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker ("CODM") is its Chief Executive Officer. All significant operating decisions are based upon analysis of the Company as one operating segment, which is the same as its reporting segment to allocate resources, make operating decisions, and evaluate financial performance.

The CODM considers consolidated net income (loss) to be the financial measure of segment profit and loss for monitoring budget versus actual results, perform variance analysis, and forecast future performance.

The CODM considers the impact of the significant segment expenses on net income, which are the same expenses presented on the consolidated statements of operations and comprehensive income (loss), with the impact of stock-based compensation removed from the operating expense categories and presented separately when making operating decisions.

The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM does not review segment assets at a level other than that presented in the Company's consolidated balance sheets.

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
United States	$62,933	$46,364
United Kingdom	5,183	3,317
Other	9,940	4,329
Total revenues	$78,056	$54,010

Other than the United States, no individual country exceeded 10% of total revenues for either of the years ended December 31, 2024 and December 31, 2023.

The Company’s long-lived assets are composed of property and equipment and right of use assets, net, and are summarized by geographic area as follows (in thousands):

	December 31,
	2024	2023
United States	$167	$998
International	73	316
Total long-lived assets, net	$240	$1,314

Note 14. Revision of Previously Issued Quarterly Information (Unaudited)

The Condensed Consolidated Statements of Cash Flows for the interim periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024, and September 30, 2024 have been revised to correct for prior period errors as discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Guidance and the Company intends to reflect the revisions to the 2024 interim periods in its 2025 quarterly reports to be filed on Form 10-Q. The effect on the Condensed Consolidated Statement of Cash Flows for each affected period is as follows (in thousands):

	Three Months Ended March 31, 2023
(unaudited)	As Reported	Adjustments	As Revised
Cash flows from financing activities
Proceeds from short-term borrowings	$32,895	$(32,895)	$—
Payments of short-term borrowings	(38,635)	32,895	(5,740)
Net cash provided by financing activities	$22,916	$—	$22,916

	Six Months Ended June 30, 2023
(unaudited)	As Reported	Adjustments	As Revised
Cash flows from financing activities
Proceeds from short-term borrowings	$52,531	$(43,528)	$9,003
Payments of short-term borrowings	(51,189)	43,528	(7,661)
Net cash provided by financing activities	$30,291	$—	$30,291

	Nine Months Ended September 30, 2023
(unaudited)	As Reported	Adjustments	As Revised
Cash flows from financing activities
Proceeds from short-term borrowings	$73,290	$(57,832)	$15,458
Payments of short-term borrowings	(74,631)	57,832	(16,799)
Net cash provided by financing activities	$25,915	$—	$25,915

	Three Months Ended March 31, 2024
(unaudited)	As Reported	Adjustments	As Revised
Cash flows from operating activities
Other, net	$(680)	$(17)	$(697)
Net cash used in operating activities	$(3,339)	$(17)	$(3,356)

Cash flows from investing activities
Purchase of intangible assets	$(54)	$17	$(37)
Net cash used in investing activities	$(54)	$17	$(37)

Cash flows from financing activities
Proceeds from short-term borrowings	$28,941	$(21,688)	$7,253
Payments of short-term borrowings	(31,392)	21,688	(9,704)
Net cash provided by financing activities	$5,233	$—	$5,233

	Six Months Ended June 30, 2024
(unaudited)	As Reported	Adjustments	As Revised
Cash flows from operating activities
Other, net	$(281)	$(47)	$(328)
Net cash used in operating activities	$(6,674)	$(47)	$(6,721)

Cash flows from investing activities
Purchase of intangible assets	$(118)	$47	$(71)
Net cash used in investing activities	$(121)	$47	$(74)

Cash flows from financing activities
Proceeds from short-term borrowings	$54,181	$(36,745)	$17,436
Payments of short-term borrowings	(54,528)	36,745	(17,783)
Net cash provided by financing activities	$5,601	$—	$5,601

	Nine Months Ended September 30, 2024
(unaudited)	As Reported	Adjustments	As Revised
Cash flows from operating activities
Other adjustments, net	$(490)	$837	$347
Accounts payable and accrued and other expenses	(3,011)	(40)	(3,051)
Other, net	(37)	(482)	(519)
Net cash used in operating activities	$(14,530)	$315	$(14,215)

Cash flows from investing activities
Purchase of intangible assets	$(228)	$135	$(93)
Net cash used in investing activities	$(722)	$135	$(587)

Cash flows from financing activities
Proceeds from short-term borrowings	$65,225	$(36,746)	$28,479
Payments of short-term borrowings	(65,078)	36,746	(28,332)
Issuance costs paid related to 2023 preferred stock and warrants	—	(450)	(450)
Net cash provided by financing activities	$20,577	$(450)	$20,127

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of December 31, 2024, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to the material weaknesses in our internal control over financial reporting described below.
Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 because of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and financial reporting requirements. This material weakness contributed to the following material weaknesses:

•We did not design and maintain effective controls over the segregation of duties related to journal entries. Specifically, certain personnel have the ability to both create and post journal entries within the Company’s general ledger system. This material weakness did not result in any adjustments to the consolidated financial statements.

•We did not design and maintain effective controls over the accounting for the accuracy and existence of inventory, nor controls which verified the completeness and accuracy of accrued liabilities. Each of these material weaknesses resulted in immaterial adjustments within the year ended December 31, 2022 and the accrued liabilities material weakness resulted in immaterial adjustments within the year ended December 31, 2024.

•We did not design and maintain effective controls over the accounting for debt and equity arrangements, including convertible preferred stock, warrant arrangements, and stock-based compensation modifications. Further, we did not design and maintain effective controls to verify the completeness and accuracy of sales returns and accrued sales tax. Each of these material weaknesses resulted in material adjustments to several account balances and disclosures in the consolidated financial statements as of and for the year ended December 31, 2019. The sales returns material weakness also resulted in immaterial adjustments to revenue and accrued and other expenses as of and for the year ended December 31, 2022. The convertible preferred stock and warrant arrangements material weakness and sales tax material weakness resulted in immaterial adjustments for the year ended December 31, 2024.

•We did not design and maintain effective controls related to the review of the statement of cash flows. This material weakness resulted in adjustments to various line items within the operating, investing, and financing categories of the cash flow and resulted in revisions to the previously issued Consolidated Statement of Cash Flows for the year ended December 31, 2023 and to the Condensed Consolidated Statement of Cash Flows for the interim periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024, and September 30, 2024.

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

During the year ended December 31, 2024, we took actions to enhance the design of the controls we believe are necessary to remediate the material weaknesses related to the sales returns, accrued sales tax, and convertible preferred stock and warrant arrangements. While these enhancements to the design of the controls have been implemented as of September 30, 2024, we may determine the need to make further enhancements to the design of these controls. We will also develop a remediation plan to design and maintain effective controls related to the review of the statement of cash flows. These material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

Notwithstanding the above, our management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)

As disclosed above, this Annual Report on Form 10-K reflects the correction of an error to previously issued financial statements that required a recovery analysis of incentive-based compensation received by the Company’s executive officers. The Company has determined that no recovery of incentive-based compensation is required as the correction resulted in no changes to the performance metrics used to determine incentive-based compensation for executive officers during any of the applicable completed fiscal years.

Following the release of the Company’s earnings release for the quarter and year ended December 31, 2024, a copy of which was furnished in our Current Report on Form 8-K furnished to the SEC on March 4, 2025, we identified the correction of immaterial errors to the presentation of net cash used in operating activities and net cash provided by financing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2024 as well as an immaterial balance sheet classification error between the current portion of long-term and other debt and long term debt, net in the Consolidated Balance Sheet as of December 31, 2024. Such errors have been corrected herein. See Note 2., "Summary of Significant Accounting Policies and Recent Accounting Guidance - Revisions to Previously Issued Consolidated Financial Statements and Financial Information" and Note 14., "Revision of Previously Issued Quarterly Information (Unaudited)" to our audited consolidated financial statements included elsewhere in this Report.

(b)    Insider Trading Arrangements and Policies.

During the three months ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item is incorporated by reference to the information included in the Company’s definitive proxy statement for the Company’s 2025 annual meeting of stockholders (the “definitive proxy statement”) , which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

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

3)Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1†	Merger Agreement, dated as of February 15, 2021, by and among the Registrant, Project Olympus Merger Sub, Inc. and Owlet Baby Care Inc.	8-K	001-39516	2.1	2/16/2021
3.1*	Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	10-K	001-39516	3.1	3/8/2024
3.2	Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation	8-K	001-39516	3.1	7/7/2023
3.3	Certificate of Designation of Series A Convertible Preferred Stock of Owlet, Inc.	8-K	001-39516	3.1	2/21/2023
3.4	Certificate of Designation of Series B Convertible Preferred Stock of Owlet, Inc.	8-K	001-39516	3.1	3/4/2024
3.5	Amended and Restated Bylaws of Owlet, Inc.	8-K	001-39516	3.1	11/12/2024
4.1	Warrant Agreement, dated September 14, 2020, between Sandbridge Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39516	4.1	9/18/2020
4.2	Specimen Warrant Certificate.	S-1	333-24832	4.4	9/1/2020
4.3	Form of Warrant to Purchase Shares of Class A Common Stock.	8-K	001-39516	4.1	2/21/2023
4.4	Form of Warrant to Purchase Shares of Class A Common Stock.	8-K	001-39516	4.1	2/26/2024
4.5	Amended and Restated Warrant to Purchase Shares of Class A Common Stock, dated February 25, 2024, by and between Owlet, Inc. and Eclipse Early Growth Fund I, L.P.	8-K	001-39516	4.2	2/26/2024
4.6	Representative’s Purchase Warrant, dated as of September 13, 2024	8-K	001-39516	4.1	9/13/2024
4.7*	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.
10.1+	Owlet, Inc. 2021 Incentive Award Plan, as amended.	S-8	333-281623	99.1	8/16/2024
10.1(a)+	Form of Owlet, Inc. 2021 Incentive Award Plan Stock Option Grant Notice.	S-8	333-259663	99.1(a)	9/20/2021
10.1(b)+	Form of Owlet, Inc. 2021 Incentive Award Plan Restricted Stock Unit Award Grant Notice.	S-8	333-259663	99.1(b)	9/20/2021
10.1(c)+	Form of Owlet, Inc. 2021 Incentive Award Plan Restricted Stock Award Grant Notice,	8-K	001-39516	10.6	11/14/2024
10.2+	Owlet, Inc. 2021 Employee Stock Purchase Plan.	8-K	001-39516	10.6	7/21/2021
10.3+	Owlet Baby Care Inc. 2014 Equity Incentive Plan.	8-K	001-39516	10.7	7/21/2021

10.3(a)+	Form of Owlet Baby Care Inc. Stock Option Grant Notice under the 2014 Equity Incentive Plan.	8-K	001-39516	10.7(a)	7/21/2021
10.3(b)+	Form of Restricted Stock Grant Agreement Award Notice under the 2014 Equity Incentive Plan.	S-4	333-254888	10.7(b)	3/31/2021
10.3(c)+	Form of Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Plan.	S-4	333-254888	10.7(c)	3/31/2021
10.4+	Form of Indemnification Agreement.	S-4	333-254888	10.16	5/28/2021
10.5+	Amended and Restated Offer of Employment Letter, dated as of March 29, 2021, by and between Owlet, Inc. and Kurt Workman.	S-4	333-254888	10.9	3/31/2021
10.6+	Offer of Employment Letter, dated as of March 3, 2021, by and between Owlet, Inc. and Kate Scolnick.	S-4	333-254888	10.10	3/31/2021
10.7††	Amended and Restated Registration Rights Agreement, by and among Owlet, Inc. and the holders party thereto.	8-K	001-39516	10.2	7/21/2021
10.8	Form of Subscription Agreement.	8-K	001-39516	10.1	2/16/2021
10.9	Sponsor Letter Agreement, dated as of February 15, 2021, by and among Sandbridge Acquisition Holdings, LLC, certain initial stockholders of Sandbridge and Owlet, Inc.	8-K	001-39516	10.2	2/16/2021
10.10	Amended and Restated Stockholders Agreement, dated February 17, 2023, by and among Owlet, Inc., Eclipse Ventures Fund, L.P., Eclipse Continuity Fund I, L.P. and Eclipse Early Growth Fund I, L.P.	8-K	001-39516	10.3	2/21/2023
10.11	Investment Agreement, dated February 17, 2023, by and among Owlet, Inc. and the investors listed on Schedule I thereto (Institutional Accounts).	8-K	001-39516	10.1	2/21/2023
10.12	Investment Agreement, dated February 17, 2023, by and among Owlet, Inc. and the investors listed on Schedule I thereto (Excluded Investors).	8-K	001-39516	10.2	2/21/2023
10.13+	Owlet, Inc. Executive Change in Control Severance Plan	10-Q	001-39516	10.5	8/14/2023
10.14+	Owlet, Inc. Non-Employee Director Compensation Program.	10-Q	001-39516	10.1	11/14/2023
10.15+	Offer of Employment Letter, dated as of July 21, 2023, by and between Owlet, Inc. and Jonathan Harris.	10-Q	001-39516	10.2	11/14/2023
10.16	Investment Agreement, dated February 25, 2024, by and among Owlet, Inc. and the investors listed on Schedule I thereto (Series B Convertible Preferred Stock)	8-K	001-39516	10.1	2/26/2024
10.17††	Credit and Security Agreement, by and among Owlet, Inc., Owlet Baby Care, Inc., the financial institutions party thereto from time to time as lenders, and ABL OPCO LLC, in its capacity as administrative agent for the Lenders, dated as of September 11, 2024.	8-K	001-39516	10.1	9/11/2024
10.18	Letter Agreement, by and among ABL OPCO LLC, Owlet, Inc. and Owlet Baby Care, Inc., dated as of September 11, 2024	8-K	001-39516	10.2	9/11/2024
10.19††	Loan and Security Agreement, by and among Owlet, Inc., Owlet Baby Care Inc., WTI Fund X, Inc., dated as of September 11, 2024	8-K	001-39516	10.3	9/11/2024
10.20	Stock Issuance Agreement, by and among Owlet, Inc., WTI Fund X, LLC and WTI Fund XI, LLC, dated as of September 11, 2024	8-K	001-39516	10.4	9/11/2024
10.21+	Promotion Letter between Owlet, Inc. and Amanda Twede Crawford	10-Q	001-39516	10.7	11/14/2024
10.22+	Separation Agreement between Owlet, Inc. and Kathryn Scolnick	10-Q	001-39516	10.8	11/14/2024
19.1*	Insider Trading Compliance Policy.
21.1*	List of Subsidiaries of Owlet, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-39516	97.1	3/8/2024
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Owlet, Inc.

Date: March 11, 2025	By:	/s/ Kurt Workman
Kurt Workman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kurt Workman	Chief Executive Officer and Director	March 11, 2025
Kurt Workman	(Principal Executive Officer)

/s/ Lior Susan	Chairman of the Board	March 11, 2025
Lior Susan

/s/ Amanda Crawford	Chief Financial Officer	March 11, 2025
Amanda Crawford	(Principal Financial Officer and Principal Accounting Officer)

/s/ Zane M. Burke	Director	March 11, 2025
Zane M. Burke

/s/ Laura J. Durr	Director	March 11, 2025
Laura J. Durr

/s/ Melissa A. Gonzales	Director	March 11, 2025
Melissa A. Gonzales

/s/ John C. Kim	Director	March 11, 2025
John C. Kim

/s/ Amy N. McCullough	Director	March 11, 2025
Amy N. McCullough

/s/ Marc F. Stoll	Director	March 11, 2025
Marc F. Stoll