Form 10-K/A
period 2024-12-31
Owlet, Inc.
filed 2025-04-30
CIK 1816708

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

On March 11, 2025, Owlet, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year.

We no longer expect that the definitive proxy statement for our 2025 annual meeting of stockholders will be filed within 120 days of December 31, 2024. Accordingly, this Amendment No. 1 to Form 10-K (“Amendment”) is being filed solely to:

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

i

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Name	Age	Position at Owlet	Director Since	Class
Zane M. Burke	59	Director	2021	I
Laura J. Durr	64	Director	2021	III
Melissa A. Gonzales	59	Director	2023	I
John C. Kim	54	Director	2021	I
Amy N. McCullough	45	Director	2018	III
Marc F. Stoll	54	Director	2023	II
Lior Susan	41	Chairman of the Board	2015	III
Kurt Workman	35	Director and Chief Executive Officer	2021	II

Zane M. Burke served on the board of directors of Owlet Baby Care Inc. ("Old Owlet") from March 2021 to July 2021 and has served on the Board since July 2021. From September 2021 through December, 2024, Mr. Burke served as the Chief Executive Officer of Quantum Health, Inc. Prior to joining Quantum Health, Mr. Burke was the Chief Executive Officer of Livongo Health, now an affiliate of Teladoc Health, Inc., from February 2019 to November 2020. Prior to his role with Livongo Health, Mr. Burke spent more than two decades at Cerner Corporation (acquired by Oracle Corporation in June 2022), ultimately serving as its President from September 2013 to November 2018. Mr. Burke is a member of the boards of Quantum Health, Inc., Cotiviti, Inc., and Bardavon Health Innovations. He also previously served on the board of directors of Livongo Health from April 2019 to November 2020. Mr. Burke is also a board member of several nonprofit organizations, including the College of Healthcare Information Management Executives and University Health (Kansas City). He is a certified public accountant (inactive). Mr. Burke earned his Bachelor of Science in Accounting and Master of Accounting from Kansas State University. We believe Mr. Burke is qualified to serve as a member of our Board due to his background in overseeing public healthcare companies and his significant experience in the healthcare industry.

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

Melissa A. Gonzales has been a member of our Board since July 2023. Ms. Gonzales has served as the President, Women’s health, at Myriad Genetics, Inc. (Nasdaq: MYGN), a genetic testing and precision medicine company, since May 2021. Prior to joining Myriad, Ms. Gonzales held several senior leadership and executive positions with Medela LLC and affiliated entities starting in 2008, including most recently as Executive Vice President, Americas, from January 2019 to May 2021, as Executive Vice President, North America from August 2018 to December 2018, and as Executive Vice President, Global Business Unit Human Milk from January 2018 to August 2018. Earlier in her career, she led commercial teams at Align Technology and Smith & Nephew. Ms. Gonzales has also served as Board Chair, March of Dimes, Chicago, since January 2021. Ms. Gonzales holds a Bachelor of Science in Nursing from the University of Illinois Chicago, and a Master of Business Administration from the Keller Graduate School of Management of DeVry University. We believe Ms. Gonzales is qualified to serve as a member of our Board due to her significant experience in the healthcare industry.

John C. Kim served on the board of directors of Old Owlet from April 2021 to July 2021 and has served on the Board since July 2021. Mr. Kim served as Executive Vice President, Chief Product Officer of PayPal Holdings, Inc. from September 2022 through March 2025. Mr. Kim joined PayPal Holdings, Inc. from Expedia Group, Inc., where he served as President, Marketplace from June 2021 to September 2022, as President of Platform & Marketplaces from December 2019 to June 2021, and as Chief Product Officer of Expedia Brands from July 2011 to March 2016. He also served as President of Vrbo/Homeaway, an Expedia Group subsidiary, from July 2016 to December 2019. Mr. Kim serves as a Senior Advisor to Permira, the global private equity firm since August 2023.Mr. Kim has more than two decades of experience in online search, recommendations, analytics and marketing at tier-one, venture-backed startups, medium-sized companies and globally known brands, having served in senior positions earlier in his career with Yahoo!, Inc., Pelago, Inc. (acquired by Groupon, Inc. in April 2011) and Medio Systems Inc. (Acquired by Nokia/Microsoft in 2014), and he is an investor in over 100+ startups. Mr. Kim is a vocal advocate for diversity and was appointed to advise President George W. Bush on economic policies impacting Asian Americans and Pacific Islander small businesses. He graduated from the University of California–Santa Barbara and received his Master of Business Administration from the University of Chicago Booth School of Business. We believe Mr. Kim is qualified to serve as a member of our Board due to his significant analytics and marketing experience and broad leadership experience.

Amy N. McCullough served on the board of directors of Old Owlet from April 2018 to July 2021 and has served on the Board since July 2021. Ms. McCullough is the President and Managing Director of Trilogy Equity Partners, LLC (“Trilogy”), an early-stage venture capital firm. Ms. McCullough has been a member of the investment team at Trilogy for the last 18 years and has served in her current role for the last nine years. She leads the investment team and is a member of Trilogy’s board of managers, which sets the strategic direction of the fund. Also, Ms. McCullough currently serves on the board of directors of several privately held companies, including Skilljar, Inc., Boundless Immigration, Inc., Bluejay Labs, Inc. (doing business as Showdigs) and Guide Care Inc. (doing business as Alongside). She is also a board observer at Tacita Inc. (doing business as Bright Canary) and Maximal Learning. Prior to her tenure at Trilogy Equity Partners, Ms. McCullough spent four years as an equity research analyst for JPMorgan Chase and was a member of the team that covered the small and mid-cap applied technologies sector for the firm. Ms. McCullough began her career on the treasury operations team within the portfolio management group at Microsoft Corporation and has experience working in both corporate treasury and financial analysis roles. She is a member of the Board of Trustees of Epiphany School, an independent elementary school in Seattle. Ms. McCullough received her Bachelor of Arts in Business Administration with a focus in Finance from the University of Washington. We believe Ms. McCullough is qualified to serve as a member of our Board due to her significant financial services and investing experience with technology companies and her broad leadership experience.

Marc F. Stoll has been a member of the Board since August 2023. Mr. Stoll served as an Investment Partner at Eclipse, a venture capital firm, from February 2023 through March 2025. From April 2019 through January 2023, Mr. Stoll served as President and Chief Operating Officer of Nextiva, a private telephone and technology service company, and from September 2014 through March 2015 served as Chief Financial Officer of Anaplan, a private business planning software company. Mr. Stoll joined Anaplan from Apple Inc., a multinational technology company (NASDAQ: AAPL), where he served as Vice President of Worldwide Sales Finance from August 2008 through July 2013. Earlier in his career, he served as Senior Vice President and Corporate Controller of CA, Inc. and as Head of Technology Equity Research at Julius Baer Investment Management. Mr. Stoll has also served on the board of directors of a number of public and private companies. Mr. Stoll holds a Masters of Business Administration from the University of Chicago, Booth School of Business, and a Bachelor of Science in Electrical Engineering from Michigan Technological University. We believe Mr. Stoll is qualified to serve as a member of our Board due to his significant operational and marketing experience and broad leadership experience.

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

Executive Officers

Executive Officer	Age	Position At Owlet

Kurt Workman	35	Chief Executive Officer and Director

Jonathan Harris	60	President
Amanda Crawford	38	Chief Financial Officer

Mr. Workman’s biography is provided under “Directors” above.

Jonathan Harris has served as our President and Chief Revenue Officer since July 2023, and also served as our Chief Revenue Officer from July 2023 to April 2025. From May 2021 to January 2023, Mr. Harris served in various positions at Molekule Group, Inc. (“Molekule”), formerly AeroClean Technologies, Inc. (“AeroClean”), an air purification technology company, and Molekule, Inc., which merged with AeroClean in January 2023 to form Molekule, most recently as Molekule’s Chief Commercial Officer prior to his departure in January 2023. Mr. Harris also served as Chief Marketing & Product Development Officer of AeroClean from October 2022 to January 2023, and from May 2021 to October 2022 served as Chief Executive Officer of Molekule, Inc. Previously, Mr. Harris served from June 2019 to August 2022 as the Chief Executive Officer and Co-Founder of KAMU Labs, Inc., a wellness company which voluntarily filed for Chapter 7 bankruptcy in December 2023, and as a strategic advisor at reMarkable, a tablet company, from February 2019 to August 2022. Prior to joining reMarkable, Mr. Harris served as the President of Aura Frames, a digital picture frame company, from September 2017 to January 2019, and as Senior Vice President of Intergalactic Sales & Field Marketing at GoPro, Inc., a technology company, from June 2010 to April 2017. Mr. Harris holds a Bachelor of Arts degree in Marketing from Southern Methodist University.

Amanda Crawford has served as our Chief Financial Officer since July 2024, and previously served as our Vice President, Financial Planning and Analysis from March 2022 to July 2024. Prior to joining the Company, Ms. Crawford served in various positions at Swire Coca-Cola, USA, a beverages company (“Coca-Cola”). From February 2020 to March 2022, Ms. Crawford served as the Vice President of Finance at Coca-Cola and, from July 2014 to February 2020 she served as Coca-Cola’s Vice President, Corporate Controller. During her tenure at Coca-Cola, Ms. Crawford had responsibility for financial accounting and reporting, financial statement audit, budget and financial forecasting processes, accounting operations, financial analysis, mergers & acquisitions buy-side due diligence, risk management, and corporate insurance. Earlier in her career, Ms. Crawford was an Audit Associate with PricewaterhouseCoopers. Ms. Crawford is a Certified Public Accountant and holds a B.S. in Accounting and a Master of Accounting degree from the University of Utah’s David Eccles School of Business.

Family Relationships

There are no family relationships among our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than ten percent of our Common Stock to file with the SEC reports of their ownership and changes in their ownership of our Common Stock. To our knowledge, based solely on (i) review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2024 filed with the SEC and (ii) written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than ten percent of our Common Stock were filed on a timely basis during the year ended December 31, 2024, other than one late Form 4 for each of Mr. Harris and Ms. Crawford, each relating to a single transaction.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer or controller, or persons performing similar functions. Our Code is available on our Investor Relations website at www.investors.owletcare.com. You may also request a hard copy by contacting our General Counsel at our address and telephone number provided under the “Principal Executive Offices” section. In addition, we intend to post on our website all disclosures that are required by applicable SEC and NYSE rules concerning any amendments to, or waivers of, any provisions of our Code.

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

This section discusses the material components of the executive compensation program for our 2024 named executive officers. Our named executive officers for 2024 are:

•Kurt Workman, our Chief Executive Officer;
•Jonathan Harris, our President; and
•Amanda Crawford, our Chief Financial Officer.

As an “emerging growth company,” as defined in the Jumpstart Our Business Startups (JOBS) Act, as amended, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

2024 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Kurt Workman	2024	375,000	384,923	225,000	2,150	987,073

Chief Executive Officer	2023	266,827	—		2,300	269,127
Jonathan Harris	2024	375,000	865460(3)	187,500	—	1,427,960
President	2023	150,000	627,765	—	250	823,015
Amanda Crawford(4)	2024	273,856	624630(5)	105,000	2,150	1,005,637
Chief Financial Officer

(1)	Amounts shown represent the aggregate grant date fair value of RSU awards as computed in accordance with FASB ASC Topic 718. See Note 10 (Share-Based Compensation) to the Company’s consolidated financial statements included in the Form 10-K for the assumptions used in determining these values.

(2)	For 2024, amounts represent, for each of Mr. Workman and Ms. Crawford, $2,150 in Company-paid contributions to a healthcare savings account.

(3)	In 2024, Mr. Harris agreed to cancel previously-granted RSUs in exchange for a greater number of time-based Restricted Stock Awards. As a result of this modification, the incremental fair value of the awards, computed in accordance with FASB ASC Topic 718, is reflected in the Stock Awards column for 2024.

(4)	Ms. Crawford was promoted to Chief Financial Officer effective July 9, 2024.

(5)	In 2024, Ms. Crawford agreed to cancel previously-granted RSUs in exchange for a greater number of time-based Restricted Stock Awards. As Ms. Crawford was not a named executive officer for 2023, the amount reported in the Stock Awards column for 2024 includes (i) the full grant date fair value of the RSUs originally granted in 2023 and (ii) the incremental fair value recognized in connection with the 2024 modification, pursuant to which the RSUs were voluntarily cancelled.

Narrative to the Summary Compensation Table
2024 Annual Base Salary
We pay our executives a base salary to compensate them for services rendered to the Company. Base salary provides a fixed component of compensation reflecting each executive’s experience, role, responsibilities, and market conditions.

During 2024, the base salaries of Messrs. Workman and Harris were $375,000. Upon her promotion to Chief Financial Officer on July 9, 2024, Ms. Crawford’s base salary was increased to $300,000. The amounts reported in the “Salary” column of the Summary Compensation Table reflect actual base salary amounts paid during 2024, including pro-rated adjustments where applicable.

Our Board of Directors and Compensation Committee may adjust base salaries from time to time in their discretion based on individual performance, Company performance, and other relevant factors.

2024 Annual Bonus

In 2024, we reinstated our company-wide performance-based bonus program. All named executive officers were eligible to participate, with bonus payouts determined based on the achievement of a pre-established EBITDA target. For 2024, the Company achieved its EBITDA performance goal, resulting in payouts at 100% of target for all participants, including our named executive officers. Bonus awards were calculated formulaically, without discretionary adjustments, and were paid in 2025. The amounts earned by each of our named executive officers are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Our Board and Compensation Committee retain discretion to adjust target bonus opportunities in future years as appropriate.

2024 Equity Compensation

We grant equity awards to our employees, including our executive officers, to attract and retain talent, motivate performance, and align employee interests with those of our shareholders. Our equity program includes stock options, time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PRSUs”). While PRSUs remain a component of our long-term incentive program, no PRSUs were granted during 2024.

Time-Based RSUs

In September 2024, we granted annual RSU awards to employees, including our named executive officers, as part of our regular equity compensation program. Mr. Workman was granted 88,692 RSUs which vest 100% on April 15, 2026; Mr. Harris was granted 88,692 RSUs which vest 100% on April 8, 2026; and Ms. Crawford was granted 66,519 RSUs which vest 100% on March 25, 2026. Each RSU represents the right to receive one share of our common stock upon vesting, subject to continued service.

Voluntary RSU Exchange

In 2024, we offered certain employees, including certain of our named executive officers, the opportunity to voluntarily exchange outstanding RSUs for a greater number of time-based restricted stock awards (“RSAs”). This exchange modified the vesting schedules of the awards to encourage long-term retention and align employee and stockholder interests.

As part of the exchange, vesting schedules were significantly extended and staggered to encourage continued service and reduce the concentration of equity settlements. The program also helped mitigate potential short-term trading pressure associated with sell-to-cover transactions and supported the Company’s efforts to maintain compliance with applicable stock exchange listing standards.

In August 2024, Mr. Harris exchanged 45,766 RSUs, which were granted in July 2023 and originally scheduled to vest in August 2024, for 50,343 RSAs that vested in January 2025. In September 2024, Ms. Crawford exchanged 40,469 RSUs, which were granted in September 2023 and originally scheduled to vest in September 2024 for 44,517 RSAs that vested in December 2024.

In accordance with SEC rules and FASB ASC Topic 718, the amounts reported in the “Stock Awards” column of the Summary Compensation Table for 2024 for Messrs. Harris and Ms. Crawford include the incremental fair value resulting from the exchange of RSUs for RSAs. In addition, as Ms. Crawford is a named executive officer for the first time in 2024, the full grant date fair value of her 2023 RSU award is reported in the 2024 column, consistent with SEC disclosure requirements.

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
Perquisites and Other Personal Benefits
We determine perquisites on a case-by-case basis and will provide a perquisite to a named executive officer when we believe it is necessary to attract or retain the named executive officer, and such determinations may be made in consultation with the Board, Compensation Committee, Company management, an independent compensation consultant or other independent consultants or advisors. None of our named executive officers received any perquisites during 2024.

Outstanding Equity Awards at 2024 Fiscal Year-End
The following table summarizes the outstanding equity awards held by our named executive officers as of December 31, 2024. The number of shares and exercise prices of the equity awards have been adjusted to reflect the 1 for 14 reverse stock split we completed on July 7, 2023.

	Option Awards						Stock Awards
Name	Vesting Start Date	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
	9/25/2024	9/25/2024					88,692(2)	394,679
Kurt	3/15/2022	3/15/2022					17,621(3)	78,413
Workman	3/15/2022	3/15/2022							56,391(4)	250,940
	12/1/2020	1/24/2021	23,730(5)	515	99.82	47,871
	4/19/2016	4/19/2016	540	—	1.68	46,130
Jonathan	9/25/2024	9/25/2024					88,692(6)	394,679
Harris	8/15/2024	8/15/2024					50,343(7)	224,026
	1/15/2024	1/15/2024					74,488(8)	331,742
	8/15/2023	7/25/2023					80,092(8)	356,409
Amanda	9/25/2024	9/25/2024					66,519(9)	296,010
Crawford	4/15/2022	4/15/2022					2,956(10)	13,254

(1)	Amounts are calculated by multiplying the number of RSUs or PRSUs in the table by $4.45, which was the per share closing price of our Common Stock on December 31, 2024.

(2)	The RSUs vest as to 100% of the underlying shares on April 15, 2026, subject to Mr. Workman's continued service with the Company.

(3)	The RSUs vest as to 25% of the underlying shares on the first anniversary of the vesting start date, and as to 1/16th of the underlying shares each quarter thereafter, subject to Mr. Workman's continued service with the Company.

(4)	The PRSUs vest as to 25% of the underlying shares following certification of achievement of the following cumulative net revenue targets during the performance period beginning January 1, 2022 and ending December 31, 2025, subject to Mr. Workman's continued service with the Company: $150 million, $300 million, $450 million, and $600 million.

(5)	The option vests and becomes exercisable as to 1/48th of the underlying shares on each monthly anniversary of the vesting start date, subject to Mr. Workman’s continued service with the Company.

(6)	The RSUs vest as to 100% of the underlying shares on April 8, 2026, subject to Mr. Harris's continued service with the Company.

(7)	The RSAs vested fully on January 3, 2025.

(8)	The RSUs vest as to 25% of the underlying shares on the first anniversary of the date of grant, and in equal installments on a quarterly basis thereafter through the third anniversary of the date of grant, subject to Mr. Harris's continued service with the Company.

(9)	The RSUs vest as to 100% of the underlying shares on March 25, 2026, subject to Ms. Crawford's continued service with the Company.

(10)	The RSUs vested as to 25% of the underlying shares on the first anniversary of the date of grant, and in equal installments on a quarterly basis thereafter through the third anniversary of the date of grant.

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
The following table sets forth information concerning the compensation of our non-employee directors for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Lior Susan	—	—	—
Zane M. Burke	50,000	160,222	210,022
Laura J. Durr	82,500	160,222	242,522
Melissa A. Gonzales	50,000	160,222	210,022
John C. Kim	50,000	160,222	210,022
Amy N. McCullough	—	—	—
Marc F. Stoll(2)	12,500	—	12,500

(1)	The amounts shown in this column relate to annual RSU grants made to each non-employee director in 2024 as further described below under the heading “Director Compensation.” These amounts reflect the 2024 annual RSU award, which was granted in August 2024 and are based upon the grant date fair value of awards calculated in accordance with FASB ASC Topic 718. See Note 10 (Share-Based Compensation) to the Company’s consolidated financial statements included in the Form 10-K for the assumptions used in determining these values.

(2)	Mr. Stoll became eligible to participate in the Director compensation program on October 1, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information relating to the beneficial ownership of our Common Stock, Series A Preferred Stock and Series B Preferred Stock as of April 21, 2025 by:

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
The number of shares of our Common Stock beneficially owned by our directors and executive officers includes shares that such persons have the right to acquire within 60 days of April 21, 2025, including through the exercise of stock options and warrants conversion of Series A Preferred Stock as noted in the table footnotes.
Unless otherwise indicated below, the address for each beneficial owner listed is in the care of Owlet, Inc., 2940 West Maple Loop Drive, Suite 203, Lehi, Utah 84043.

	Shares Beneficially Owned
	Title or Class of Securities

	Common Stock(2)		Series A Preferred Stock(2)		Series B Preferred Stock(2)

Name and address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage Beneficially Owned(3)	Number of Shares Beneficially Owned	Percentage Beneficially Owned(4)	Number of Shares Beneficially Owned	Percentage Beneficially Owned(5)	Combined Voting Power(2)

Holders of More Than 5%
Entities affiliated with Eclipse(6)	12,224,955	48.88%	8,080	70.39%	6,000	64.86%	29.59%
Trilogy Equity Partners, LLC(7)	2,493,225	13.70%	1,086	9.46%	2,286	24.71%	6.86%
Entities affiliated with Kinderhook(8)	864,685	5.21%	—	—	—	—	4.44%
John Stanton and Theresa Gillespie(9)	728,568	4.29%	313	2.73%	714	7.72%	1.97%
The Melton 2020 Irrevocable Trust(10)	612,243	3.59%	600	5.23%	—	—%	1.12%
Litespeed Master Fund, Ltd.(11)	408,162	2.40%	1,000	8.71%	—	—%	0.75%
Directors and Named Executive Officers

Zane M. Burke(12)	54,444	*	—	—	—	—	*
Laura J. Durr(12)	47,111	*	—	—	—	—	*
Melissa A. Gonzales(12)	34,347	*	—	—	—	—	*
John C. Kim(13)	332,227	3.54%	500	1.82%	250	2.70%	*
Amy N. McCullough	—	—	—	—	—	—	—
Marc F. Stoll	—	—	—	—	—	—	—
Lior Susan(14)	12,224,955	63.55%	20,200	73.59%	6,000	64.86%	40.41%
Kurt Workman(15)	552,515	5.96%	500	1.82%	—	—	2.81%
Jonathan Harris(16)	—	—	—	—	—	—	—
Amanda Crawford(12)	27,234	*	—	—	—	—	*
All Directors and Executive Officers as a Group (Ten Individuals)(17)	13,272,833	66.62%	21,200	77.23%	6,250	67.57%	44.20%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address for each beneficial owner listed is c/o Owlet, Inc., 2940 West Maple Loop Drive, Suite 203, Lehi, Utah 84043.

(2)	Each share of our Common Stock is entitled to one vote, and each share of our Series A Preferred Stock and Series B Preferred Stock is entitled to that number of votes equal to the whole number of shares of our Common Stock into which such holder’s aggregate number of Series A Preferred Stock and/or Series B Preferred Stock, as applicable, are convertible.

The beneficial ownership information shown in the table under “Common Stock” includes the number of shares of our Common Stock held by such holder, as well as shares of our Common Stock such holder could acquire within 60 days of April 21, 2025, including by converting shares of Series A Preferred Stock, Series B Preferred Stock, exercising warrants or options, or upon settlement of restricted stock units. Each share of Series A Preferred Stock is currently convertible into shares of Common Stock at a conversion rate of 145.7726, and each share of Series B Preferred Stock is currently convertible into shares of Common Stock at a conversion rate of 129.6596. The percentage reported under “Combined Voting Power” represents the holder’s voting power with respect to all of our shares of Common Stock, Series A Preferred Stock, and Series B Preferred Stock outstanding as of April 21, 2025, voting as a single class, and, as to each holder, without including any shares of Common Stock that such holder could acquire by exercising warrants or options or upon vesting of restricted stock units, as such securities confer no voting power until the issuance of Common Stock upon their exercise or settlement, as applicable.

(3)	Percentages are based upon the 16,587,136 shares of our Common Stock that were outstanding on April 21, 2025.

(4)	Percentages are based upon the 11,479 shares of our Series A Preferred Stock that were outstanding on April 21, 2025, representing 1,673,320 in voting power entitled to vote.

(5)	Percentages are based upon the 9,250 shares of our Series B Preferred Stock that were outstanding on April 21, 2025, representing 1,199,348 in voting power entitled to vote.

(6)	Based on (A) information stated in the Schedule 13D/A filed with the SEC on August 22, 2024 by Eclipse Ventures GP I, LLC (“Eclipse I GP”), Eclipse Ventures Fund I, L.P. (“Eclipse I”), Eclipse Continuity GP I, LLC (“Eclipse Continuity GP”), Eclipse Continuity Fund I, L.P. (“Eclipse Continuity I”), Eclipse Early Growth GP I, LLC (“Eclipse EG GP I”), Eclipse Early Growth Fund I, L.P. (“Eclipse EGF I”) and Mr. Susan and (B) information known to the Company. Consists of (i) 1,066,472 shares of Common Stock held of record by Eclipse Continuity I, (ii) 968,694 shares of Common Stock held of record by Eclipse I, (iii) 1,766,763 shares of Common Stock held by Eclipse EGF I, (iv) 1,177,843 shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock held by Eclipse EGF I, (v) 5,300,921 shares of Common Stock issuable upon exercise of the 2023 Private Placement Warrants held by Eclipse EGF I, (vi) 777,957 shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock held by Eclipse EGF I, and (vii) 1,166,935 shares of Common Stock issuable upon exercise of the 2024 Private Placement Warrants held by Eclipse EGF I. Eclipse Continuity GP is the general partner of Eclipse Continuity I and may be deemed to have voting and dispositive power over the shares held by Eclipse Continuity I. Eclipse I GP is the general partner of Eclipse I and may be deemed to have voting and dispositive power over the shares held by Eclipse I. Eclipse EG GP I is the general partner of Eclipse EGF I and may be deemed to have voting and dispositive power over the shares held by Eclipse EGF I. Mr. Susan is the sole managing member of each of Eclipse Continuity GP, Eclipse I GP and Eclipse EG GP I and may be deemed to have voting and dispositive power with respect to the shares held by each of Eclipse Continuity I, Eclipse I and Eclipse EGF I. The principal business address of each of the foregoing entities is c/o Eclipse Ventures, 514 High Street, Suite 4, Palo Alto, California 94301.

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

(7)	Based on information included in the Schedule 13D/A filed with the SEC on August 22, 2024 and on information known to the Company, Trilogy Equity Partners, LLC has sole voting and sole dispositive power over 2,493,225 shares of our Common Stock and consists of (i) 880,999 shares of Common Stock, (ii) 158,309 shares of Common Stock issuable upon conversion of Series A Preferred Stock, (iii) 712,915 shares of Common Stock issuable upon exercise of 2023 Private Placement Warrants, (iv) 296,401 shares of Common Stock issuable upon conversion of Series B Preferred Stock, and (v) 444,601 shares of Common Stock issuable upon the exercise of 2024 Private Placement Warrants. The principal business address of Trilogy Equity Partners, LLC is 155 108th Avenue N.E., Suite 400, Bellevue, Washington 98004.

(8)	Based on (A) information included in the Schedule 13G filed with the SEC on December 26, 2024 by December 26, 2024 by Kinderhook 2 GP LLC, Kinderhook 2, LP, Mr. Clearman and Mr. Shah and (B) information known to the Company. Consists of 864,685 shares of Common Stock held by Kinderhook 2, LP. Kinderhook 2 GP LLC is the general partner of Kinderhook 2, LP and may be deemed to have voting and dispositive power over the shares held by Kinderhook 2, LP. Mr. Clearman and Mr. Shah are each a managing member of Kinderhook 2 GP LLC and may be deemed to have voting and dispositive power with respect to the shares held by Kinderhook 2, LP. The principal business address of each of the foregoing entities is c/o 2, Executive Drive, Suite 585, Fort Lee, New Jersey 07024.

(9)	Based on information stated in the Schedule 13G/A filed with the SEC on October 24, 2024 and information known to the Company. John Stanton has sole voting and sole dispositive power over 61,874 shares of our Common Stock, and each of Mr. Stanton and Ms. Gillespie have shared voting power and shared dispositive power over 666,694 shares of our Common Stock. Includes (i) 176,974 shares of Common Stock held by Mr. Stanton and Ms. Gillespie as tenants in common, (ii) 38,147 shares of Common Stock held by Mr. Stanton and Ms. Gillespie as tenants in common through their 89.77% ownership of PN Cellular Inc., an entity that owns 42,494 shares of Common Stock, (iii), 15,465 shares of Common Stock beneficially owned by Mr. Stanton as the sole trustee for the Peter Thomsen Trust #2, (iv) 15,465 shares of Common Stock beneficially owned by Mr. Stanton as the sole trustee for the Samuel Thomsen Trust #2, (v) 1,457 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock beneficially owned by Mr. Stanton as sole trustee for the Peter Thomsen Trust #2, (vi) 6,560 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants beneficially owned by John Stanton as sole trustee for the Peter Thomsen Trust #2, (vii) 2,982 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Stock beneficially owned by Mr. Stanton as sole trustee for the Peter Thomsen Trust #2, (viii) 4,473 shares of Common Stock issuable upon the exercise of 2024 Private Placement Warrants beneficially owned by John Stanton as sole trustee for the Peter Thomsen Trust #2, (ix) 1,457 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock beneficially owned by Mr. Stanton as sole trustee for the Samuel Thomsen Trust #2, (x) 6,560 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants beneficially owned by Mr. Stanton as sole trustee for the Samuel Thomsen Trust #2, (xi) 2,982 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Stock beneficially owned by Mr. Stanton as sole trustee for the Samuel Thomsen Trust #2, (xii) 4,473 shares of Common Stock issuable upon the exercise of 2024 Private Placement Warrants beneficially owned by John Stanton as sole trustee for the Samuel Thomsen Trust #2, (xiii) 42,711 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock beneficially owned by Mr. Stanton and Ms. Gillespie as tenants in common, (xiv) 192,332 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants held by Mr. Stanton and Ms. Gillespie as tenants in common, (xv) 86,612 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Stock beneficially owned by Mr. Stanton and Ms. Gillespie as tenants in common and (xvi) 129,918 shares of Common Stock issuable upon the exercise of 2024 Private Placement Warrants held by Mr. Stanton and Ms. Gillespie as tenants in common. The principal business address of each of Mr. Stanton and Ms. Gillespie is P.O. Box 465, Medina, Washington 98039.

(10)	Based on information known to the Company. Consists of the following held by The Melton 2020 Irrevocable Trust (“Melton Trust”): (i) 131,195 shares of Common Stock; (ii) 87,463 shares of Common Stock issuable upon conversion of Series A Preferred Stock, and (ii) 393,585 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants. The principal business address of Melton Trust is 201 S. Phillips Ave., Suite 200, Sioux Falls, South Dakota 57104.

(11)	Based on information known to the Company. Consists of the following held by Litespeed Master Fund, Ltd. (“Litespeed”): (i) 145,772 shares of Common Stock issuable upon conversion of Series A Preferred Stock, and (ii) 262,390 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants. The principal business address of Litespeed is 6th Floor, 745 5th Avenue, New York, NY, 10151.

(12)	Holdings comprised of Common Stock.

(13)	Consists of (i) 125,404 shares of Common Stock held directly by Mr. Kim, (ii) 29,154 shares of Common Stock issuable upon the conversion of Series A Preferred Stock, (iii) 131,195 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants, (iv) 72,886 shares of Common Stock issuable upon the conversion of Series B Preferred Stock, and (iv) 131,195 shares of Common Stock issuable upon the exercise of 2024 Private Placement Warrants.

(14)	Based on information included in (i) the Schedule 13D/A filed with the SEC on August 22, 2024 by Eclipse I GP, Eclipse I, Eclipse Continuity GP, Eclipse Continuity I, Eclipse EG GP I, Eclipse EGF I and Mr. Susan; (ii) the Form 4 filed with the SEC on August 22, 2024 by Mr. Susan; and (iii) information provided to the Company by Mr. Susan. Consists of (i) 1,066,472 shares of Common Stock held of record by Eclipse Continuity I, (ii) 968,694 shares of Common Stock held of record by Eclipse I, (iii) 1,766,763 shares of Common Stock held by Eclipse EGF I, (iv) 1,177,843 shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock held by Eclipse EGF I, (v) 5,300,921 shares of Common Stock issuable upon exercise of the 2023 Private Placement Warrants held by Eclipse EGF I, (vi) 777,957 shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock held by Eclipse EGF I, and (vii) 1,166,935 shares of Common Stock issuable upon exercise of the 2024 Private Placement Warrants held by Eclipse EGF I. Eclipse I GP, Eclipse Continuity GP and Eclipse EG GP I are the general partners of Eclipse I, Eclipse Continuity I and Eclipse EGF I, respectively. Mr. Susan, who serves as our Chairman of the Board, is the sole managing member of each such general partner and therefore may be deemed to have voting and dispositive power over the shares held by Eclipse I, Eclipse Continuity I and Eclipse EG GP I. Each of Eclipse I GP, Eclipse Continuity GP, Eclipse EG GP I and Mr. Susan disclaim beneficial ownership of the shares held by Eclipse I, Eclipse Continuity I and Eclipse EGF I, respectively, except to the extent of their respective pecuniary interests therein, if any. The principal business address of Mr. Susan and each of the foregoing Eclipse entities is c/o Eclipse Ventures, 514 High Street, Suite 4, Palo Alto, California 94301.

(15)	Consists of (i) 233,791 shares of Common Stock held directly by Mr. Workman, (ii) 148,157 shares of Common Stock held directly by his spouse, (iii) 24,785 shares of Common Stock issuable upon the exercise of options exercisable as of or within 60 days of April 21, 2025; (iv) 3,524 shares of Common Stock issuable upon the vesting of RSUs with 60 days of April 21, 2025, (v) 29,154 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; and (vi) 131,195 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants.

(16)	Consists of (i) 69,478 shares of Common Stock held directly by Mr. Harris, and (ii) 11,442 shares of Common Stock issuable upon the vesting of RSUs within 60 days of April 21, 2025.

(17)	Consists of (i) 4,681,042 shares of Common Stock held, (ii) 24,785 shares of Common Stock issuable upon the exercise of options exercisable as of or within 60 days of April 21, 2025, (iii) 14,966 shares of Common Stock issuable under RSUs vesting within 60 days of April 21, 2025, (iv) 1,236,151 shares of Common Stock issuable upon the conversion of Series A Preferred Stock, (v) 5,562,681 shares of Common Stock issuable upon the exercise of 2023 Private Placement Warrants, (vi) 810,371 shares of Common Stock issuable upon the conversion of Series B Preferred Stock, and (vii) 1,215,556 shares of Common Stock issuable upon the exercise of 2024 Private Placement Warrants.

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes securities available under our equity compensation plans as of December 31, 2023.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#) (a)(2)	Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights(1) ($) (b)(3)	Number of Securities Remaining Available Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(4)
Equity compensation plans approved by security holders (1)	1,998,669	16.03	825,223
Equity compensation plans not approved by security holders	—	—	—
Total	1,998,669	16.03	825,223

(1)	Consists of the 2014 Incentive Plan and the 2021 Incentive Plan.

(2)	Represents (i) 427,555 shares of Common Stock to be issued upon exercise of outstanding options and (ii) 1,451,643 shares subject to outstanding RSUs, and (iii) 56,391 shares subject to outstanding PRSUs.

(3)	Represents the weighted-average exercise price of outstanding options and is calculated without taking into account the shares of Common Stock subject to outstanding RSUs.

(4)	Represents 201,266 shares remaining available for issuance under the 2021 Incentive Plan and 258,293 shares available for issuance under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). As of July 15, 2021, in connection with the Merger, no new awards are made under the 2014 Incentive Plan. The 2021 Incentive Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 5% of the aggregate number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Common Stock as is determined by the our Board (but no more than 9,720,372 shares may be issued upon the exercise of incentive stock options). The 2021 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Common Stock as is determined by our Board, provided that no more than 1,863,071 shares of our Common Stock may be issued under the 2021 ESPP.

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

The Certificate of Designation for the Series B Preferred Stock includes provisions that prevent Eclipse from converting its Series B Preferred Shares to the extent such action would result in Eclipse beneficially owning in excess of 48.9% of the Company’s outstanding Common Stock (the “Share Cap”), provided that such Share Cap is subject to removal at Eclipse’s sole discretion upon written notice to the Company, provided that any increase or removal of such Share Cap will not be effective before the sixty-first (61st) day after such written notice. As of the date of this report, Eclipse has not provided written notice to the Company of any change to, or removal of, the Share Cap. The following table sets forth the aggregate number of shares of Series A Preferred Stock and 2023 Private Placement Warrants acquired in the 2023 Private Placement and Series B Preferred Stock and 2024 Private Placement warrants acquired in the 2024 Private Placement by holders of more than 5% of any class of our outstanding voting securities, including entities that became holders of more than 5% of any class of our outstanding voting securities as a result of the 2023 Private Placement and 2024 Private Placement, and by certain of our directors and executive officers.

Participants	Shares of Series A Preferred Stock	2023 Private Placement Warrant Shares	Aggregate Purchase Price- 2023 Private Placement	Shares of Series B Preferred Stock	2024 Private Placement Warrant Shares	Aggregate Purchase Price- 2024 Private Placement	Total Aggregate Purchase Price Paid

Greater than Five Percent Holders (1)
Entities Affiliated with Eclipse(2)	20,200	5,200,291	$20,200,000	6,000	1,166,935	$6,000,000	$26,200,000
Trilogy Equity Partners, LLC(3)	2,717	712,915	$2,717,000	2,286	444,601	$2,286,000	$5,003,000
Walleye Opportunities Master Fund Ltd	2,250	590,378	$2,250,000				$2,250,000
The Melton 2020 Irrevocable Trust	1,500	393,585	$1,500,000				$1,500,000
John Stanton and Theresa Gillespie	733	192,332	$733,000	668	129,918	$668,000	$1,401,000
Samuel Thomsen Trust #2(4)	25	6,559	$25,000	23	4,473	$23,000	$48,000
Peter Thomsen Trust #2(4)	25	6,559	$25,000	23	4,473	$23,000	$48,000
Directors and Executive Officers
Kurt Workman	500	131,195	$500,000				$500,000
John Kim	500	131,195	$500,000	250	48,621	$250,000	$750,000

(1)	Additional details regarding certain of these stockholders and their equity holdings are provided in this report under the caption “Stock Ownership.”

(2)	Two of our directors, Lior Susan and Marc F. Stoll, are affiliated with Eclipse.

(3)	Our director, Amy N. McCullough, is affiliated with Trilogy Equity Partners, LLC.

(4)	The Samuel Thomsen Trust #2 and the Peter Thomsen Trust #2 are affiliated with Trilogy Equity Partners, LLC.

Series A Preferred Stock Conversion

On August 20, 2024, certain holders of our Series A Preferred Stock, including multiple related persons, voluntarily converted 60% of their Series A holdings into shares of our Common Stock pursuant to the terms of the Series A Certificate of Designation. The following related persons participated in the conversion:

Participants	Shares of Series A Preferred Stock Converted	Shares of Class A Common Stock Received

Greater than Five Percent Holders (1)
Entities Affiliated with Eclipse(2)	112,120	1,766,763
Trilogy Equity Partners, LLC(3)	1,631	237,755
The Melton 2020 Irrevocable Trust	900	131,195
John Stanton and Theresa Gillespie	440	64,139
Samuel Thomsen Trust #2(4)	15	2,186
Peter Thomsen Trust #2(4)	15	2,186
Directors and Executive Officers
Kurt Workman	300	43,731
John Kim	300	43,731

(1)	Additional details regarding certain of these stockholders and their equity holdings are provided in this report under the caption “Stock Ownership.”

(2)	Two of our directors, Lior Susan and Marc F. Stoll, are affiliated with Eclipse.

(3)	Our director, Amy N. McCullough, is affiliated with Trilogy Equity Partners, LLC.

(4)	The Samuel Thomsen Trust #2 and the Peter Thomsen Trust #2 are affiliated with Trilogy Equity Partners, LLC.

The shares of Common Stock issued upon conversion were based on the applicable conversion ratio set forth in the Series A Certificate of Designation and reflected the market value at the time of conversion. Other non-affiliated holders of Series A Preferred Stock also participated in the conversion on identical terms. These conversions were reviewed and approved in accordance with the Company's related person transaction policy.

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

Item 14. Principal Accountant Fees and Services.

Audit, Audit-Related, Tax and All Other Fees
Our independent registered public accounting firm is PricewaterhouseCoopers LLP ("PwC"), Salt Lake City, UT, PCAOB ID 238.
The following table sets forth the fees of PwC billed to the Company in each of the last two fiscal years.

Fee Category	2024	2023
Audit Fees	$1,428,407	$1,223,352
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	200	900
Total	$1,428,607	$1,224,252
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

Owlet, Inc.

Date: April 30, 2025	By:	/s/ Kurt Workman
Kurt Workman
Chief Executive Officer