Form 10-Q
period 2025-03-31
Owlet, Inc.
filed 2025-05-08
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 6, 2025, the registrant had 16,524,690 shares of common stock, $0.0001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of risks, uncertainties and assumptions described in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”) and Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024 (the “Form 10-K/A”). These forward-looking statements are subject to numerous risks, including, without limitation, the following:

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
•We currently rely on a single manufacturer for the assembly of our Dream Sock, Smart Sock, and BabySat products and a single manufacturer for the assembly of our Owlet Cam. We will likely rely on single manufacturers for future products we may develop. If we encounter manufacturing problems, delays, or increased costs, we may be unable to promptly transition to alternative manufacturers and our ability to generate revenue may be limited.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Owlet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$16,310	$20,245
Restricted cash	300	386
Accounts receivable, net of allowance for credit losses of $811 and $653, respectively	16,525	12,136
Inventory	11,813	10,523
Prepaid expenses and other current assets	3,467	2,823
Total current assets	48,415	46,113
Property and equipment, net	99	102
Right of use assets, net	109	138
Intangible assets, net	1,049	975
Other assets	1,725	2,187
Total assets	$51,397	$49,515
Liabilities, Mezzanine Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$12,708	$11,281
Accrued and other expenses	16,478	16,378
Current portion of deferred revenues	1,457	1,404
Line of credit	8,498	6,263
Current portion of long-term and other debt	1,554	1,103
Total current liabilities	40,695	36,429
Long-term debt, net	3,846	4,331
Common stock warrant liabilities	18,656	25,343
Other long-term liabilities	200	226
Total liabilities	63,397	66,329
Commitments and contingencies (Note 5)
Mezzanine equity:
Series A convertible preferred stock, $0.0001 par value, 11,479 and 11,479 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5,651	5,151
Series B convertible preferred stock, $0.0001 par value; 9,250 and 9,250 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3,800	3,452
Redeemable common stock, 687,500 and 750,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4,355	4,334
Total mezzanine equity	13,806	12,937
Stockholders’ deficit:
Common stock, $0.0001 par value, 107,142,857 shares authorized as of March 31, 2025 and December 31, 2024; 15,808,849 and 15,725,783 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	239,362	238,442
Accumulated deficit	(265,170)	(268,195)
Total stockholders’ deficit	(25,806)	(29,751)
Total liabilities, mezzanine equity, and stockholders' deficit	$51,397	$49,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$21,104	$14,750
Cost of revenues	9,778	8,203
Gross profit	11,326	6,547
Operating expenses:
General and administrative	7,092	6,050
Sales and marketing	4,002	3,896
Research and development	2,903	2,347
Total operating expenses	13,997	12,293
Operating loss	(2,671)	(5,746)
Other income (expense):
Interest expense, net	(991)	(161)
Common stock warrant liability adjustment	6,687	9,179
Other income (expense), net	12	2
Total other income (expense), net	5,708	9,020
Income before income tax provision	3,037	3,274
Income tax provision	(12)	—
Net income and comprehensive income	3,025	3,274
Accretion on convertible preferred stock	(847)	(1,328)
Allocation of net income to participating securities	(344)	(661)
Accretion on redeemable common stock	(21)	—
Allocation of net income to participating securities to redeemable common stockholders	14	—
Allocation of net income attributable to redeemable common stockholders	(79)	—
Net income attributable to redeemable common stockholders	86	—
Net income attributable to common stockholders	$1,748	$1,285
Net income per share attributable to common stockholders, basic	$0.11	$0.15
Weighted-average number of shares outstanding used to compute net income per share attributable to common stockholders, basic	15,383,287	8,740,059
Net income (loss) per share attributable to common stockholders, diluted	$0.11	$(0.51)
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, diluted	15,383,287	9,617,825
Net income per share attributable to redeemable common stockholders, basic	$0.15	$—
Weighted-average number of shares outstanding used to compute net income per share attributable to redeemable common stockholders, basic	562,500	—
Net income per share attributable to redeemable common stockholders, diluted	$0.15	$—
Weighted-average number of shares outstanding used to compute net income per share attributable to redeemable common stockholders, diluted	687,500	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	28,628	$7,855	—	$—	—	$—	8,797,456	$1	$218,127	$(255,659)	$(37,531)
Issuance of convertible preferred stock	—	—	9,250	2,394	—	—	—	—	—	—	—
Preferred stock issuance costs	—	—	—	(102)	—	—	—	—	—	—	—
Accretion on convertible preferred stock	—	1,212	—	116	—	—	—	—	(1,328)	—	(1,328)
Conversion of preferred stock	(1,178)	(332)	—	—	—	—	171,719	—	332	—	332
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	22,437	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	22,791	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	—	—	2,227	—	2,227
Net income	—	—	—	—	—	—	—	—	—	3,274	3,274
Balance as of March 31, 2024	27,450	$8,735	9,250	$2,408	—	$—	9,014,403	$1	$219,450	$(252,385)	$(32,934)

Balance as of December 31, 2024	11,479	$5,151	9,250	$3,452	750,000	$4,334	15,725,783	$2	$238,442	$(268,195)	$(29,751)
Accretion on convertible preferred stock	—	500	—	348	—	—	—	—	(847)	—	(847)
Accretion on redeemable common stock	—	—	—	—	—	21	—	—	(21)	—	(21)
Common stock issuance costs	—	—	—	—	—	—	—	—	7	—	7
Forfeiture of redeemable common stock	—	—	—	—	(62,500)	—	—	—	—	—	—
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	56,149	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	26,917	—	97	—	97
Stock-based compensation	—	—	—	—	—	—	—	—	1,684	—	1,684
Net income	—	—	—	—	—	—	—	—	—	3,025	3,025
Balance as of March 31, 2025	11,479	$5,651	9,250	$3,800	687,500	$4,355	15,808,849	$2	$239,362	$(265,170)	$(25,806)

.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities
Net income	$3,025	$3,274
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	119	109
Stock-based compensation	1,657	2,227
Provision for credit losses	64	(388)
Common stock warrant liability adjustment	(6,687)	(9,179)
Impairment of intangible and other assets	5	9
Amortization of right of use assets	29	356
Amortization of issuance costs	659	—
Other adjustments, net	169	16
Changes in assets and liabilities:
Accounts receivable	(4,453)	2,765
Prepaid expenses and other assets	(619)	555
Inventory	(1,408)	(1,245)
Accounts payable and accrued and other expenses	1,520	(1,158)
Lease liabilities	(48)	(477)
Other liabilities	—	(201)
Deferred revenue	42	(22)
Other, net	1	3
Net cash used in operating activities	(5,925)	(3,356)
Cash flows from investing activities
Purchase of property and equipment	(4)	—
Purchase of intangible assets	—	(37)
Capitalized internal-use software development costs	(106)	—
Net cash used in investing activities	(110)	(37)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of $0 and $158 of paid transaction costs, respectively	—	9,092
Proceeds from short-term borrowings	13,424	7,253
Payments of short-term borrowings	(11,491)	(9,704)
Payments of long-term borrowings	—	(1,500)
Employee taxes paid related to the net share settlement of stock-based awards	(395)	(31)
Proceeds related to the issuance of common stock under stock plans	395	31
Issuance costs paid related to 2024 preferred stock and warrants	(16)	—
Other, net	97	92
Net cash provided by financing activities	2,014	5,233
Net change in cash, cash equivalents, and restricted cash	(4,021)	1,840
Cash, cash equivalents, and restricted cash at beginning of period	20,631	16,557
Cash, cash equivalents, and restricted cash at end of period	$16,610	$18,397
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$357	$419
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$26	$3
Purchases of intangible assets included in accounts payable	33	13
Conversion of preferred stock	—	332
Accretion on preferred stock and redeemable common stock	869	1,328
Equity issuance costs included in accounts payable and accrued liabilities	260	235
Reclassification from long-term to current debt	753	—
Stock-based compensation for software development	27	—
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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2024, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. All dollar amounts, except per share amounts, in the notes are presented in thousands, unless otherwise specified.

Certain prior year amounts have been reclassified to conform to the current period presentation.

Risks and Uncertainties

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q are issued.

Since inception, the Company has experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $265,170 as of March 31, 2025. During the three months ended March 31, 2025 and 2024, the Company had negative cash flows from operations of $5,925 and $3,356, respectively. As of March 31, 2025, the Company had $16,310 of cash on hand.

As the Company continues to address these financial conditions, management has undertaken the following actions:

•As described further in Note 7, Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock, in September 2024, the Company issued 3,135,136 shares of its common stock and received net proceeds of $10,590 and in February 2024, the Company consummated a sale of preferred stock and warrants to purchase its common stock for a gross purchase price of $9,250.

•As described in Note 4, Debt and Other Financing Arrangements, in September 2024, the Company entered into a loan facility agreement with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively “WTI” or “Lenders”) for a term loan facility of up to $15,000 (the “WTI Loan Facility”) and on September 11, 2024, the Company entered into an asset-based revolving credit facility (the “ABL Line of Credit”) with ABL OPCO LLC, as the lender, with a maximum revolving commitment amount of up to $15,000, with an additional $5,000 revolving commitment available on September 11, 2025. In connection with these transactions, the Company used its then-existing cash to repay and extinguish all borrowings outstanding under the line of credit and term loan agreement with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (“SVB”). As of March 31, 2025, the Company has borrowings of $7,500 under the WTI Loan Facility and $8,498 under the ABL Line of Credit.

Notwithstanding the above actions, the Company has experienced recurring operating losses, negative cash flows from operations since inception, and a low cash balance relative to current obligations that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of March 31, 2025, substantially all of the Company’s cash was held with Silicon Valley Bank and Citibank, and exceeded federally insured limits.

Although the Company’s sales and accounts receivable are derived from sales contracts with a large number of customers, its top several customers account for a significant amount of its total sales, and make up a correspondingly large portion of its accounts receivable. The Company's largest customers by total net accounts receivable consisted of the following:

	March 31, 2025	December 31, 2024
Three largest customers by total net accounts receivable	63%	63%

The Company's largest customers by total net revenue consisted of the following:

	Three Months Ended March 31,
	2025	2024
Customer 1	37%	25%
Customer 2	14%	20%
Customer 3	6%	12%

Revisions to Previously Issued Condensed Consolidated Financial Statements and Financial Information

In connection with the preparation of its 2024 financial statements, the Company identified errors in the unaudited condensed consolidated statements of cash flows for the interim period ended March 31, 2024. Specifically, the Company’s historical proceeds from short-term borrowings and payments of short-term borrowings were overstated by the same amount with no net impact to total cash flows from financing activities in its unaudited condensed consolidated statements of cash flows for the interim period ended March 31, 2024. Additionally, the Company also identified and corrected for immaterial classification errors between cash flows from operating activities and investing activities for the interim period ended March 31, 2024.

The Company assessed the effect of the errors on prior periods under the guidance of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on its assessment, the Company determined that the errors were not material to any previously issued financial statements; however, the Company has elected to revise the Company's unaudited condensed consolidated statements of cash flows. These corrections have no impact on the Company's previously reported consolidated net income (loss), financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as previously reported on the Company's unaudited condensed consolidated statements of cash flows. The Company's unaudited condensed consolidated statements of cash flows for the interim period ended March 31, 2024, have been revised and disclosed in Note 11, Revision of Previously Issued Quarterly Information (Unaudited) below.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 as of January 1, 2024 on a retrospective basis. While the adoption of this standard did not have a material impact on the Company's unaudited condensed consolidated financial statements, additional disclosures are included in Note 10.

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

Note 2. Certain Balance Sheet Accounts

Restricted Cash

The Company’s restricted cash consists of cash collateral that is held by the Company’s financial institutions to secure its financing arrangements. Specifically, restricted cash that is classified within current assets in the unaudited condensed consolidated balance sheets consists of cash collateral to secure its current credit card borrowings. Cash as reported on the unaudited condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as shown on the unaudited condensed consolidated balance sheets and consists of the following (in thousands):

	March 31,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets:
Cash and cash equivalents	$16,310	$18,397
Restricted cash	300	—
Total cash, cash equivalents, and restricted cash	$16,610	$18,397

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

Changes in the Company's allowance for credit and other losses were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$653	$3,322
Charges to expense	95	(388)
Charges to revenue	63	56
Write-offs	—	(2,490)
Ending balance	$811	$500

Write-offs for the three months ended March 31, 2024 related to a settlement agreement with a former retailer for past due receivables which had previously been charged to the provision for credit losses in a prior period. A benefit was recognized to charges to expense during the three months ended March 31, 2024, which represented a partial recovery of the past due receivables in connection with the settlement.

Inventory

Details of inventory were as follows (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$140	$100
Finished goods	11,673	10,423
Total inventory	$11,813	$10,523

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Tooling and manufacturing equipment	$2,649	$2,618
Computer equipment	307	322
Furniture and fixtures	289	289
Software	106	106
Leasehold improvements	3	35
Total property and equipment	3,354	3,370
Less: accumulated depreciation and amortization	(3,255)	(3,268)
Property and equipment, net	$99	$102

Depreciation and amortization expense on property and equipment was $33 and $93 for the three months ended March 31, 2025 and March 31, 2024, respectively. For the three months ended March 31, 2025 and March 31, 2024, the Company allocated $29 and $85, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment within cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining depreciation and amortization expense related to property and equipment was recorded within general and administrative expenses.

Intangible Assets, net

The carrying amounts of intangible assets consisted of the following (in thousands):

	March 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks and patents	$705	$(367)	$338
Internally developed software	857	(146)	711
Total intangible assets	$1,562	$(513)	$1,049

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks and patents	$677	$(346)	$331
Internally developed software	725	(81)	644
Total intangible assets	$1,402	$(427)	$975

Amortization expense of intangible assets was $86 and $16 for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company recorded $65 and $0, respectively, of amortization expense related to internally developed software within cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining amortization expense related to trademarks and patents was recorded within general and administrative expenses.

As of March 31, 2025, the estimated future amortization expenses and reconciliation to total intangible assets consisted of the following (in thousands):

March 31, 2025	Amount
Remaining nine months of 2025	$262
2026	347
2027	255
2028	47
2029	27
Thereafter	45
Total future amortization expenses	$983
Trademarks and patents not yet subject to amortization	66
Total intangible assets	$1,049

Accrued and Other Expenses

Accrued and other expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued payroll	$4,042	$3,639
Accrued sales discounts	1,495	1,773
Accrued sales returns	891	902
Accrued legal settlements	5,925	5,343
Other	4,125	4,721
Total accrued and other expenses	$16,478	$16,378

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Accrued warranty, beginning of period	$291	$782
Settlements of warranty claims during the period	(187)	(191)
Provision for warranties issued during the period	124	319
Changes in provision for pre-existing warranties	77	(142)
Accrued warranty, end of period	$305	$768

Note 3. Deferred Revenues

Deferred revenues relate to performance obligations for which payments are received from customers prior to the satisfaction of the Company’s obligations to its customers. Deferred revenues primarily consist of amounts allocated to the mobile application, unspecified upgrade rights, added features, bug fixes, and content, subscription services, and are recognized over the service period of the performance obligations, which range from 1 to 27 months.

Changes in the total deferred revenues balance were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$1,544	$1,302
Deferral of revenues	743	521
Recognition of deferred revenues	(702)	(543)
Ending balance	$1,585	$1,280

The Company recognized $574 and $477 of revenue during the three months ended March 31, 2025 and 2024, respectively, that was included in the deferred revenue balance at the beginning of the respective period. Revenue for the three months ended March 31, 2025 included a reduction of revenue of $451 relating to the correction of immaterial misstatements from previous periods. Revenue for the three months ended March 31, 2024 included $330 relating to the correction of immaterial misstatements from previous periods.

Note 4. Debt and Other Financing Arrangements

The Company’s indebtedness consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Term loan facility payable to WTI, net	$5,088	$4,819
Line of credit	8,498	6,263
Financed insurance premium	313	615
Total debt	13,899	11,697
Less: current portion	(10,053)	(7,366)
Total long-term debt, net	$3,846	$4,331

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

The Company initiated its first drawdown under the WTI Loan Facility of $7,500 (the “Initial Loan”) shortly after closing. WTI and the Company agreed to extend the remaining $2,500 of the First Tranche Commitment until March 31, 2025. The Company ultimately elected not to draw on the remainder of the first tranche and, as a result, 62,500 unvested shares of redeemable common stock were forfeited on March 31, 2025. Once repaid, the Company cannot reborrow from the WTI Loan Facility.

Interest on the outstanding principal amounts of any borrowing under the WTI Loan Facility accrues at a rate per annum equal to the sum of the prime rate plus 3.5%, with a floor of 12%. The interest rate on the outstanding principal amounts of any borrowing under the WTI Loan Facility for the three months ended March 31, 2025 was 12%. Commencing on November 1, 2025 through maturity on January 1, 2028, the Company is required to make monthly interest and principal payments. Loans under the WTI Loan Facility also accrue 2.5% in payment-in-kind interest (“PIK Interest”) compounded monthly, and PIK Interest payments will be due and payable upon maturity of the loans. Accrued coupon interest and accrued PIK interest are recorded within accrued and other expenses and within long-term debt, net, respectively on the unaudited condensed consolidated balance sheets. Accrued PIK interest was $104 as of March 31, 2025.

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

The WTI Loan Facility contains certain reporting and operational covenants that must be met by the Company to borrow funds under the Loan Commitments and not cause an event of default. Upon the occurrence of an event of default, WTI could elect to force redemption of the outstanding balances under the WTI Loan Facility, requiring the Company to pay all outstanding principal and accrued interest, as well as all scheduled unpaid interest on the loan, including PIK interest. Upon the occurrence of an event of default, the Company will also be required to pay default interest on any overdue balances at a rate of 5.0%. The WTI Loan Facility and any loans and obligations issued thereunder are collateralized by substantially all of the Company’s assets, with certain exceptions as set forth in the WTI Loan Facility, and are guaranteed by Owlet, Inc. As of March 31, 2025, the Company was in compliance with all covenants under the WTI Loan Facility.

As partial consideration for the availability and funding of the WTI Loan Facility, the Company and WTI Fund X, LLC (“Fund X”) and WTI Fund XI, LLC (“Fund XI”, and together with Fund X, the “WTI Funds”) entered into a Stock Issuance Agreement (the “WTI Stock Issuance Agreement”), dated as of the Effective Date. Pursuant to the WTI Stock Issuance Agreement, the Company issued to the WTI Funds an aggregate of 750,000 shares of redeemable common stock on the Effective Date, of which 62,500 shares of the redeemable common stock have been forfeited and the remaining 125,000 of unvested redeemable common stock are subject to forfeiture in the event that the Company does not draw on the remaining portion of the outstanding Loan Commitment. To the extent the Company does exercise its option under the Loan Commitments to issue additional debt, a number of forfeitable shares will 'vest' and no longer be subject to forfeiture based on the pro rata portion of the outstanding Loan Commitments drawn against.

The shares issued to WTI pursuant to the WTI Stock Issuance Agreement contain an embedded redemption option (the “Redemption Option”) such that WTI may elect to force the Company to redeem the shares that are no longer subject to forfeiture for a price of $8.40 per share. The Redemption Option may be exercised in whole or in part, at any time, from time to time, during the period commencing on the first trading day following the fifth anniversary of the Effective Date and continuing through the date which is 10 years after the Effective Date, subject to certain acceleration provisions set forth in the WTI Stock Issuance Agreement. Because the shares are redeemable at the option of the WTI Funds, the shares are recorded in mezzanine equity on the unaudited condensed consolidated balance sheets. The redeemable common shares were initially recorded at their fair value of $7.66 per share, which was an aggregate value of $4,308. The value of the redeemable common shares was determined using a combination of the value of the Company's stock on the date of issuance and the theoretical value of a stand-alone put option valued using a Black-Scholes put option model discounted by a present value factor that considers the credit spread between an estimated Company specific discount rate and the risk-free rate of return. Because the shares are required to be redeemed at the option of WTI, based solely on the passage of time, and provided WTI did not elect to otherwise sell or transfer the shares beforehand, the carrying value of the shares will accrete to their redemption value of $8.40 per share from the issuance date through September 11, 2029, the date the Redemption Option first becomes exercisable.

The Company allocated the lender fees (including the fair value of the vested shares) and third-party debt issuance costs between the Initial Loan and the remaining, undrawn Loan Commitments. The costs allocated to the Initial Loan are accounted for as a discount and will be amortized across the term of the Initial Loan using the effective interest method. The costs allocated to the remaining, undrawn Loan Commitments are accounted for as loan commitment assets, which are being amortized to interest expense using the straight-line method over the commitment periods, due to uncertainty about the Company's intent to access the Loan Commitment. The unamortized portion of the loan commitment assets was $424 as of March 31, 2025 and is recorded within Other assets on the unaudited condensed consolidated balance sheets.

As of March 31, 2025, details of the WTI Loan Facility were as follows (in thousands):

Amount
Principal outstanding	$7,500
Unamortized debt issuance costs	(2,516)
Accrued PIK Interest	104
Net carrying value	$5,088

The Company recognized $222 of interest expense related to the amortization of debt issuance costs of the WTI Loan Facility and $385 of interest expense related to the amortization of the loan commitment assets during the three months ended March 31, 2025.

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

The Credit Agreement contains representations, warranties, covenants, and events of default customary for agreements of this type. OBCI’s obligations under the Credit Agreement are: (i) fully and unconditionally guaranteed by the Company; and (ii) secured by a security interest in substantially all personal property assets of the Company, including the Company's pledge of the outstanding capital stock of the Company. Among these covenants is a liquidity covenant requiring the Company to maintain liquidity of $4,000. Liquidity is defined as the sum of (x) Undrawn Availability, as defined in the Credit Agreement, on the asset-based line of credit, plus (y) unrestricted cash and funds held in deposit accounts. In addition, if the liquidity falls below $9,000, the Company is then subject to a minimum trailing-twelve-months EBITDA covenant as defined in the Credit Agreement. As of March 31, 2025, the Company was in compliance with all covenants under the Credit Agreement.

The unamortized portion of debt issuance costs related to the Credit Agreement as of March 31, 2025 was $557 and is recorded as a loan commitment asset within other assets on the unaudited condensed consolidated balance sheets. Issuance costs are amortized straight-line over the term of the Credit Agreement and recorded within interest income (expense), net on the unaudited condensed consolidated statement of operations and comprehensive income (loss).

On March 31, 2025, there was $8,498 of outstanding borrowings, which is recorded as a current liability on the unaudited condensed consolidated balance sheet based on the Company's intent and ability to repay the outstanding borrowings in the near term. The remaining borrowing base availability under the Credit Agreement was $46 as of March 31, 2025.

Financed Insurance Premiums

In 2024, the Company renewed a number of its insurance policies and entered into several new short-term commercial premium finance agreements with First Insurance Funding totaling $941 to be paid within one year, accruing interest at a weighted average rate of 8.7%. As of March 31, 2025, the remaining principal balance on the combined financed insurance premiums was $313.

Future Aggregate Maturities

As of March 31, 2025, future aggregate maturities of the WTI Loan Facility and Financed Insurance Premium payables were as follows (in thousands):

March 31, 2025	Amount
Remaining nine months of 2025	$801
2026	3,146
2027	3,550
2028	420
Total	$7,917
Note 5. Commitments and Contingencies

Purchase and Other Obligations

The Company entered into a services and license agreement for cloud platform services in June 2024. The Company has a purchase obligation of $6,739 to be paid over a 48-month period beginning in June 2024 and $5,313 remains to be paid at March 31, 2025.

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

Following mediation, the parties to the Butala action reached agreements in principle to settle both the Section 10(b) Claims and the Section 14(a) Claims. The Section 10(b) Claims would be resolved for $3,500 and the Section 14(a) Claims would be resolved for $1,750. On January 31, 2025, the plaintiffs filed motions seeking preliminary approval of the settlements of the Section 10(b) Claims and Section 14(a) Claims. Those motions remain pending. In accordance with ASC 450, as these amounts have become probable and estimable, the Company recognized $5,250 of general and administrative expense in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2024. The related liability is recorded in accrued and other expenses on the unaudited condensed consolidated balance sheet as of March 31, 2025.

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

On December 13, 2024, these two complaints were consolidated into a single action captioned Vargas v. Workman, et al., No. 2:24-cv-07258-FLA (C.D. Cal.) On February 7, 2025, the plaintiffs filed an amended consolidated complaint asserting the claims previously made in the two derivative complaints. The parties in the Vargas action reached agreements in principle to settle, and plaintiffs filed a joint Notice of Settlement with the Court on March 3, 2025. On March 6, 2025, the Court vacated deadlines in the Vargas action in light of the plaintiffs’ settlement notice, and set April 2, 2025 as the deadline for plaintiffs to file a motion for preliminary approval of the settlement. On March 31, 2025, the plaintiffs filed a joint stipulation with the Court to extend that deadline to April 9, 2025. The Court so ordered the stipulation on April 2, 2025, and the plaintiffs filed the motion for preliminary approval of the settlement on April 9, 2025.

In accordance with ASC 450, as these amounts have become probable and estimable, the Company recognized $675 of general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025. The related liability is recorded in accrued and other expenses on the unaudited condensed consolidated balance sheet as of March 31, 2025.

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

Note 6. Stock-based Compensation

The Company has various stock compensation plans, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Stock-based Compensation” in its 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Under the 2021 Incentive Award Plan, the Company has the ability to grant options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”), dividend equivalents, or other stock or cash-based awards to employees, directors, or consultants. Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Options and PSU awards generally vest over a period of four years. RSUs are subject to a four year vesting term with 25% vesting after one year and quarterly thereafter, or on a 2 year vesting term with 50% after one year and the remaining after the second year, or a 1 year vesting term with 100% after one year, depending on grant reason. RSAs generally vest over less than one year. Grants to directors typically vest after one year and, in certain circumstances, vest immediately.

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$779	$1,283
Sales and marketing	455	344
Research and development	423	600
Total stock-based compensation	$1,657	$2,227

During the three months ended March 31, 2025, the Company capitalized $27 of stock-based compensation attributable to internally developed software. There was no stock-based compensation capitalized during the three months ended March 31, 2024.

During 2024, the Company modified certain RSU awards for 11 employees and exchanged the RSUs previously granted for RSAs that would vest within six months of the date of modification. The RSAs are valued at the market value on the date of grant. As a result of the modification, the Company recognized $43 of incremental stock-based compensation expense during the three months ended March 31, 2025. As of March 31, 2025, the Company had $2 of incremental unrecognized stock-based compensation costs related to unvested RSAs that will be recognized over a weighted-average period of 0.1 years.

As of March 31, 2025, the Company had $5,815 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted-average period of 1.2 years; and $101 of unrecognized stock-based compensation costs related to unvested PSUs that will be recognized over a weighted-average period of 0.8 years.

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

In addition to the underwriter discount, the offering expenses with third parties were $863, of which $260 in issuance costs that were unpaid as of March 31, 2025. The Company also reimbursed the underwriters for $198 in fees and expenses, including legal expenses, out-of-pocket expenses, and clearing expenses. The issuance costs associated with the September 2024 Offering were recorded as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheet.

Pursuant to the underwriting agreement, the Company also issued, as a portion of the underwriting compensation payable to the underwriter, a warrant to purchase up to 125,405 shares of common stock (which was subsequently transferred to certain affiliates of the underwriter, the “Titan Warrants”). The Titan Warrants are accounted as a nonemployee stock-based award as it represents compensation for underwriter services. The compensation cost associated with the Titan Warrants was $382, and was recorded as a direct and incremental issuance cost of the associated common stock offering that was earned upon the closing and issuance of the common stock. The Titan Warrants are classified as equity and included within additional paid-in capital on the unaudited condensed consolidated balance sheets.

The Titan Warrants are initially exercisable on March 13, 2025 at an exercise price of $4.63 and have a term of five years from such initial exercise date. None of the Titan Warrants have been exercised as of March 31, 2025.

Redeemable Common Stock

As discussed in Note 4, in September 2024 as partial consideration for the availability and funding of the WTI Loan Facility, the Company issued to the WTI Funds an aggregate of 750,000 shares of common stock. The Company also granted the WTI Funds the Redeemable Option discussed in Note 4. The vested shares are recorded in mezzanine equity on the unaudited condensed consolidated balance sheets and are being accreted to the redemption value at the date the redemption feature first becomes exercisable.

August 2024 Exchange

On August 20, 2024, holders of the Series A convertible preferred stock (“Series A Preferred Stock”) of the Company elected to convert an aggregate of 15,721 shares of Series A Preferred Stock in exchange for an aggregate of 2,291,686 shares of the Company’s common stock, all as in accordance with the terms of the Certificate of Designation relating to the Series A Preferred Stock. As of March 31, 2025, the redemption value for the remaining Series A convertible preferred stock is $11,479.

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

Subject to certain exceptions, upon the occurrence of a fundamental change, voluntary or involuntary liquidation, dissolution or winding-up of the Company, the Company will be required to pay an amount per share of Series B convertible preferred stock equal to the greater of (i) one thousand dollars per share or (ii) the consideration per share of Series B convertible preferred stock as would have been payable had all such shares been converted to common stock immediately prior to the liquidation event, plus, in each case, the aggregate amount of all declared but unpaid dividends thereon to the date of final distribution to the holders of Series B convertible preferred stock. As of March 31, 2025, the redemption value for Series B convertible preferred stock is $9,250. None of the Series B convertible preferred stock had been converted as of March 31, 2025.

Each of the Series B Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $7.71 per share, is immediately exercisable, and will expire on March 1, 2029. As the Series B Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $6,856. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $2,394 allocated to the Series B convertible preferred stock. The Series B convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on March 1, 2029. Accretion will be recorded as a deemed dividend. None of the Series B Warrants have been exercised as of March 31, 2025.

The Company incurred $394 of issuance costs related to the offering. Issuance costs allocated to the preferred stock of $102 were recorded as a reduction to the Series B convertible preferred stock. Issuance costs allocated to the liability classified warrants of $292 were recorded as an expense within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

Each of the Series A Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $4.66 per share, is immediately exercisable, and will expire on February 17, 2028. As the Series A Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $26,133 The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $3,867 allocated to the Series A convertible preferred stock. The Series A convertible stock is accreting to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend. None of the Series A Warrants have been exercised as of March 31, 2025.

SBG Common Stock Warrants

As a result of the merger completed with SBG on July 15, 2021 (the “Merger”), the Company continues to record liabilities for warrants issued by SBG prior to the Merger.

Pursuant to the SBG initial public offering, SBG sold warrants to purchase an aggregate of 821,428 shares of the Company’s common stock at a price of $161.00 per share (“SBG Public Warrants”). Following the closing of the Initial Public Offering on September 17, 2020, the Company completed the sale of warrants to purchase an aggregate of 471,428 shares of the Company’s common stock at a price of $161.00 per share in a private placement to Sandbridge Acquisition Holdings LLC (the “SBG Private Placement Warrants”). Together, the SBG Public Warrants and SBG Private Placement Warrants are referred to as the “SBG Common Stock Warrants.” The SBG Public Warrants became exercisable 12 months from the closing of the Initial Public Offering. The SBG Common Stock Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation. None of the SBG Common Stock Warrants have been exercised as of March 31, 2025.

SVB Warrants

In March 2023, in connection with the first amendment to the LSA with SVB, the Company granted SVB a warrant to purchase 10,714 shares of the Company's common stock at a price of $5.32 per share, expiring on March 27, 2035 (the “SVB Warrants”). The SVB Warrants, which were valued at $43, are classified as equity and included within additional paid-in capital on the unaudited condensed consolidated balance sheets. None of the SVB Warrants have been exercised as of March 31, 2025.

Common Stock Warrants

The following table summarizes issuable shares of the Company’s common stock based on warrant activity for the three months ended March 31, 2025:

	December 31, 2024	Shares Issuable by New Warrants	Shares Purchased by Exercise	March 31, 2025
SBG Public Warrants	821,428	—	—	821,428
SBG Private Placement Warrants	471,428	—	—	471,428
Series A Warrants	7,871,712	—	—	7,871,712
Series B Warrants	1,799,021	—	—	1,799,021
SVB Warrants	10,714	—	—	10,714
Titan Warrants	125,405	—	—	125,405
Total	11,099,708	—	—	11,099,708

Note 8. Fair Value Measurements

The Company’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis were as follows (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$9,104	$—	$—	$9,104
Total assets	$9,104	$—	$—	$9,104
Liabilities:
SBG Public Warrants	$—	$—	$1	$1
SBG Private Placement Warrants	—	—	1	1
Series A Warrants	—	—	15,263	15,263
Series B Warrants	—	—	3,391	3,391
Total liabilities	$—	$—	$18,656	$18,656

	December 31, 2024
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$8,223	$—	$—	$8,223
Total assets	$8,223	$—	$—	$8,223
Liabilities:
SBG Public Warrants	$—	$—	$5	$5
SBG Private Placement Warrants	—	—	2	2
Series A Warrants	—	—	20,750	20,750
Series B Warrants	—	—	4,586	4,586
Total liabilities	$—	$—	$25,343	$25,343

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The SBG Public Warrants and SBG Private Placement Warrants as of March 31, 2025 and December 31, 2024 are presented in Level 3 of the fair value hierarchy. On June 15, 2023, the Company received notice from the New York Stock Exchange (the “NYSE”) that the NYSE had halted trading in the SBG Public Warrants due to the low trading price of those warrants. On June 16, 2023, the NYSE provided written notice to the Company and publicly announced that NYSE Regulation had determined to commence proceedings to delist the SBG Public Warrants and that such warrants were no longer suitable for listing based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. As such, these instruments are no longer valued using quoted market prices and correspondingly, the SBG Private Placement Warrants can no longer be valued based on a quoted market price of the SBG Public Warrants. The Company measured the fair value of both the SBG Public Warrants and the SBG Private Placement Warrants as of March 31, 2025 and December 31, 2024 using the Black-Scholes option pricing model with the following assumptions:

SBG Common Stock Warrants - Black-Scholes Inputs	March 31, 2025	December 31, 2024
OWLT stock price	$3.68	$4.45
Exercise price of warrants	$161.00	$161.00
Term in years	1.29	1.54
Risk-free interest rate	3.99%	4.21%
Volatility	90.00%	90.00%

The Series A Warrants are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

The Company measured the fair value of the Series A Warrants as of March 31, 2025 and December 31, 2024, using the Black-Scholes option pricing model with the following assumptions:

Series A Warrants - Black-Scholes Inputs	March 31, 2025	December 31, 2024
OWLT stock price	$3.68	$4.45
Exercise price of warrants	$4.66	$4.66
Term in years	2.88	3.13
Risk-free interest rate	3.89%	4.28%
Volatility	90.00%	90.00%

The Series B Warrants are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions. The Company measured the fair value of the Series B Warrants as of March 31, 2025 and December 31, 2024, using the Black-Scholes option pricing model with the following assumptions:

Series B Warrants - Black-Scholes Inputs	March 31, 2025	December 31, 2024
OWLT stock price	$3.68	$4.45
Exercise price of warrants	$7.71	$7.71
Term in years	3.91	4.16
Risk-free interest rate	3.92%	4.33%
Volatility	90.00%	90.00%

The following table presents a reconciliation of the Company’s SBG Public Warrants, SBG Private Placement Warrants, Series A Warrants, and Series B Warrants (together, the “Level 3 Warrants”) measured at fair value on a recurring basis as of March 31, 2025 (in thousands):

Level 3 Warrants
Balance as of December 31, 2024	$25,343
Change in fair value included within common stock warrant liability adjustment	(6,687)
Balance as of March 31, 2025	$18,656

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

Mezzanine-Classified Redeemable Common Stock

As described in Note 4, the vested shares issued to WTI are contingently redeemable at the option of the holder during the put period and are recorded in mezzanine equity on the unaudited condensed consolidated balance sheets. The vested redeemable common shares were recorded at their fair value of $7.66 per share, which was an aggregate value of 4,308. The value of the redeemable common shares was determined using a combination of the value of the Company's stock on the date of issuance and the theoretical value of a stand-alone put option valued using a Black-Scholes put option model discounted by a present value factor that considers the credit spread between an estimated Company specific discount rate and the risk-free rate of return. The valuation model used the following assumptions:

Redeemable Common Stock - Valuation Inputs	September 11, 2024
Common stock value per share	$4.35
Put price	$8.40
Term in years	5.00
Risk-free interest rate	3.42%
Volatility	85.00%
Credit spread	9.27%
Present value discount	63.49%

Note 9. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share of common stock and redeemable common stock is presented in conformity with the two-class method required for participating securities. Under the two-class method, net income (loss) is allocated to each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

The Company considers its convertible preferred stock and unvested redeemable common stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of the Company’s convertible preferred stock do not have a contractual obligation to share in the Company’s losses.

The following tables present the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2025	2024
	Redeemable Common Stock	Common Stock	Common Stock
Numerator:
Allocation of net income attributable to common stockholders	$79	$2,946	$3,274
Accretion on convertible preferred stock	—	(847)	(1,328)
Accretion on redeemable common stock	21	(21)	—
Allocation of net income to participating securities	$(14)	$(330)	$(661)
Allocated net income attributable to common stockholders	$86	$1,748	$1,285
Denominator:
Weighted average common shares outstanding, basic	562,500	15,383,287	8,740,059
Net income per share attributable to common stockholders, basic	$0.15	$0.11	$0.15

	Three Months Ended March 31,
	2025	2025	2024
	Redeemable Common Stock	Common Stock	Common Stock
Numerator:
Allocation of net income attributable to common stockholders	$79	$2,946	$3,274
Accretion on convertible preferred stock	—	(847)	(1,328)
Accretion on redeemable common stock	21	(21)	—
Allocation of net income to participating securities	—	(330)	—
Effect of dilutive securities	—	—	(6,809)
Allocated net income (loss) attributable to common stockholders	$100	$1,748	$(4,863)
Denominator:
Weighted average common shares outstanding, basic	562,500	15,383,287	8,740,059
Effect of dilutive securities	125,000	0	877,766
Weighted average common shares outstanding, diluted	687,500	15,383,287	9,617,825
Net income (loss) per share attributable to common stockholders, diluted	$0.15	$0.11	$(0.51)

The following table summarizes the common stock equivalents of potentially dilutive outstanding securities excluded from the computation of diluted net loss per share due to their anti-dilutive effect:

	March 31,
	2025	2024
Stock options	377,012	463,168
RSUs	1,450,316	1,526,327
RSAs	107,636	—
PSUs	56,391	71,428
ESPP shares committed	51,073	19,388
Common stock warrants	11,099,708	3,102,591
Preferred stock	2,872,668	5,200,802
Total	16,014,804	10,383,704

The Company’s 200,536 unvested earnout shares and 125,000 unvested shares issued to WTI described in Part II, Item 8 “Financial Statements and Supplementary Data - Note 9 to the Consolidated Financial Statements - Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock” in it Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and 107,636 unvested RSAs issued in connection to the RSU to RSA conversion that occurred during 2024 were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of March 31, 2025.

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

The CODM considers the impact of the significant segment expenses on net income, which are the same expenses presented on the unaudited condensed consolidated statements of operations and comprehensive income (loss), with the impact of stock-based compensation removed from the operating expense categories and presented separately when making operating decisions.

The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. The CODM does not review segment assets at a level other than that presented in the Company's unaudited condensed consolidated balance sheets.

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$17,333	$12,901
United Kingdom	1,207	856
Other	2,564	993
Total revenues	$21,104	$14,750

Other than the United States, no individual country exceeded 10% of total revenues for the three or three months ended March 31, 2025 and March 31, 2024.

The Company’s long-lived assets are composed of property and equipment and right of use assets, net, and are summarized by geographic area as follows (in thousands):

	March 31, 2025	December 31, 2024
United States	$134	$167
International	74	73
Total long-lived assets, net	$208	$240

Note 11. Revision of Previously Issued Quarterly Information (Unaudited)

The unaudited condensed consolidated statements of cash flows for the interim period March 31, 2024 have been revised to correct for prior period errors as discussed in Note 1. Basis of Presentation. The effect on the unaudited condensed consolidated statements of cash flows for the affected period is as follows (in thousands):

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K and Form 10-K/A. Certain statements we make under the following discussion and analysis constitute “forward-looking statements” under the Reform Act. See “Cautionary Note Regarding Forward-Looking Statements” in this Report. You should consider our forward-looking statements in light of the risks discussed in our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this Report, the section entitled “Risk Factors” in our Form 10–K, Form 10-K/A and this Report, and our other filings with the SEC. Note that amounts included in the following discussion and analysis are presented in thousands and may not sum due to rounding.
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

Other Income (Expense)

Interest Income (Expense), Net. Interest income (expense), net consists of interest incurred on our outstanding borrowings and amortization of issuance costs. Interest income consists of interest earned on our money market account.

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

Results of Operations

The following table sets forth our results of operations for the periods, indicated in thousands:

	Three Months Ended March 31,
	2025		2024
Revenues	$21,104		$14,750
Cost of revenues	9,778		8,203
Gross profit	11,326		6,547
Operating expenses:
General and administrative	7,092		6,050
Sales and marketing	4,002		3,896
Research and development	2,903		2,347
Total operating expenses	13,997		12,293
Operating loss	(2,671)		(5,746)
Other income (expense):
Interest expense, net	(991)		(161)
Common stock warrant liability adjustment	6,687		9,179
Other income (expense), net	12		2
Total other income (expense), net	5,708		9,020
Income before income tax provision	3,037		3,274
Income tax provision	(12)	—	—
Net income and comprehensive income	3,025		3,274
Accretion on convertible preferred stock	(847)		(1,328)
Allocation of net income to participating securities	(344)		(661)
Accretion on redeemable common stock	(21)		—
Allocation of net income to participating securities to redeemable common stockholders	14		—
Allocation of net income attributable to redeemable common stockholders	(79)		—
Net income attributable to redeemable common stockholders	86		—
Net income attributable to common stockholders	$1,748		$1,285
Net income per share attributable to common stockholders, basic	$0.11		$0.15
Weighted-average number of shares outstanding used to compute net income per share attributable to common stockholders, basic	15,383,287		8,740,059
Net income (loss) per share attributable to common stockholders, diluted	$0.11		$(0.51)
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, diluted	15,383,287		9,617,825
Net income per share attributable to redeemable common stockholders, basic	$0.15		$—
Weighted-average number of shares outstanding used to compute net income per share attributable to redeemable common stockholders, basic	562,500		—
Net income per share attributable to redeemable common stockholders, diluted	$0.15		$—
Weighted-average number of shares outstanding used to compute net income per share attributable to redeemable common stockholders, diluted	687,500		—

Revenues

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Revenues	$21,104	$14,750	$6,354	43.1%

Revenues increased by $6,354, or 43.1%, from $14,750 for the three months ended March 31, 2024 to $21,104 for the three months ended March 31, 2025. The increase was primarily due to higher sales of Dream Sock and Dream Duo products. The higher sales of Dream Sock and Dream Duo products reflects an increase in consumer demand as compared to the same period in the prior year.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Cost of revenues	$9,778	$8,203	$1,575	19.2%
Gross profit	$11,326	$6,547	$4,779	73.0%
Gross margin	53.7%	44.4%

Cost of revenues increased by $1,575, or 19.2%, from $8,203 for the three months ended March 31, 2024 to $9,778 for the three months ended March 31, 2025. The increase was primarily due to the increase in product sales. Gross margin increased from 44.4% for the three months ended March 31, 2024 to 53.7% for the three months ended March 31, 2025 primarily due to higher revenue, favorable product mix, lower returns, improved fixed cost absorption, and lower direct product and fulfillment costs.

General and Administrative

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
General and administrative	$7,092	$6,050	$1,042	17.2%

General and administrative expense increased by $1,042, or 17.2%, from $6,050 for the three months ended March 31, 2024 to $7,092 for the three months ended March 31, 2025. The increase was driven primarily by litigation settlements and higher compensation expense, including accrued bonuses, the absence of a bad debt recovery, and an increase in headcount, partially offset by lower stock-based compensation expense as compared to the same period in the prior year.

Sales and Marketing

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Sales and marketing	$4,002	$3,896	$106	2.7%

Sales and marketing expense increased by $106, or 2.7%, from $3,896 for the three months ended March 31, 2024 to $4,002 for the three months ended March 31, 2025. The increase was driven primarily by higher compensation expense due to accrued bonuses as compared to the same period in the prior year.

Research and Development

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Research and development	$2,903	$2,347	$556	23.7%

Research and development expense increased by $556, or 23.7%, from $2,347 for the three months ended March 31, 2024 to $2,903 for the three months ended March 31, 2025. The increase was driven primarily by higher compensation expense, including accrued bonuses, an increase in headcount, and increased investment in research & development, as compared to the same period in the prior year.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Interest expense, net	$(991)	$(161)	$(830)	515.5%
Common stock warrant liability adjustment	$6,687	$9,179	$(2,492)	(27.1%)
Other income (expense), net	$12	$2	$10	500.0%

Interest expense increased by $830, from $161 for the three months ended March 31, 2024 to $991 for the three months ended March 31, 2025. The increase was driven primarily by interest and amortization of issuance costs related to the Company's term loan facility and asset-based revolving credit facility, which were entered into in September 2024.

For the three months ended March 31, 2025, we recognized a gain of $6,687 as compared to a gain of $9,179 for the same period in the prior year resulting from a smaller decrease in the fair value of common stock warrants outstanding. Additionally, the gain recognized for the three months ended March 31, 2025 included the decrease in fair value of the Series B Warrants that were issued in February 2024, which were not outstanding for the full period in the prior year.

Liquidity and Capital Resources

We fund our operations primarily with proceeds from issuances of our convertible preferred stock, issuances of our common stock, borrowings under our loan facilities, issuances of convertible promissory notes, and sales of our products and services. As of March 31, 2025, we had cash and cash equivalents of $16,310.

On February 17, 2023 we entered into private placement investment agreements with certain investors, pursuant to which we issued and sold to the investors (i) an aggregate of 30,000 shares of our Series A convertible preferred stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 7,871,712 shares of our common stock, par value $0.0001 per share, (“Series A Warrants”) for an aggregate purchase price of $30,000.

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

Each of the Series A Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $4.66 per share, is immediately exercisable, and will expire on February 17, 2028. As the Series A Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $26,133 The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $3,867 allocated to the Series A convertible preferred stock. The Series A convertible stock is accreting to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend. None of the Series A Warrants have been exercised as of March 31, 2025.

On February 25, 2024 we entered into a private placement investment agreement with certain investors, pursuant to which we issued and sold to the investors (i) an aggregate of 9,250 shares of our Series B convertible preferred stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 1,799,021 shares of our common stock, par value $0.0001 per share (the “February 2024 Warrants”), for an aggregate gross purchase price of $9,250.

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

Subject to certain exceptions, upon the occurrence of a fundamental change, voluntary or involuntary liquidation, dissolution or winding-up of the Company, we will be required to pay an amount per share of Series B convertible preferred stock equal to the greater of (i) one thousand dollars per share or (ii) the consideration per share of Series B convertible preferred stock as would have been payable had all such shares been converted to common stock immediately prior to the liquidation event, plus, in each case, the aggregate amount of all declared but unpaid dividends thereon to the date of final distribution to the holders of Series B convertible preferred stock. As of March 31, 2025, the redemption value for Series B convertible preferred stock is $9,250. None of the Series B convertible preferred stock had been converted as of March 31, 2025.

Each of the February 2024 Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $7.7125 per share, is immediately exercisable, and will expire on March 1, 2029. As the February 2024 Warrants could require cash settlement in certain scenarios, the February 2024 warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $6,856. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $2,394 allocated to the Series B convertible preferred stock. The Series B convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on March 1, 2029. Accretion will be recorded as a deemed dividend. None of the February 2024 Warrants have been exercised as of March 31, 2025.

We incurred $394 of issuance costs related to the offering. Issuance costs allocated to the preferred stock of $102 were recorded as a reduction to the Series B convertible preferred stock. Issuance costs allocated to the liability classified warrants of $292 were recorded as an expense within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

On September 11, 2024, we entered into the underwriting agreement and issued 3,135,136 shares of our common stock at a price to the public of $3.70 per share, less underwriting discounts and commissions. The net proceeds we received were $10,590. We provided the underwriter a discount of 7% off the offering price. In addition to the underwriter discount, the offering expenses with third parties were $863, of which $260 in issuance costs that were unpaid as of March 31, 2025. We also reimbursed the underwriters for $198 in fees and expenses, including legal expenses, out-of-pocket expenses, and clearing expenses. The issuance costs associated with the

September 2024 Offering were recorded as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheets.

Pursuant to the underwriting agreement, we also issued, as a portion of the underwriting compensation payable to the underwriter, a warrant to purchase up to 125,405 shares of our common stock (which was subsequently transferred to certain affiliates of the underwriter, the “Titan Warrants”). The Titan Warrants are initially exercisable on March 13, 2025 at an exercise price of $4.63 and have a term of five years from such initial exercise date. None of the Titan Warrants have been exercised as of March 31, 2025.

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

The WTI Loan Facility consists of two tranches. The first tranche of $10,000 was available at closing and through September 30, 2024, with $2,500 of the first tranche availability extendable until December 31, 2024 (the “First Tranche Commitment”). We initiated our first drawdown under the WTI Loan Facility of $7,500 (the “Initial Loan”) shortly after closing. We agreed with WTI to extend the remaining $2,500 of the First Tranche Commitment to March 31, 2025. We ultimately elected not to draw on the remainder of the first tranche and, as a result, 62,500 unvested shares of redeemable common stock were forfeited on March 31, 2025. Once repaid, we cannot reborrow from the WTI Loan Facility.

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

Interest on the outstanding principal amounts of any borrowing under the WTI Loan Facility accrues at a rate per annum equal to the sum of the prime rate plus 3.5%, with a floor of 12%. The interest rate on the outstanding principal amounts of any borrowing under the WTI Loan Facility for the three months ended March 31, 2025 was 12%. Commencing on November 1, 2025 through maturity on January 1, 2028, we are required to make monthly interest and principal payments. Loans under the WTI Loan Facility also accrue 2.5% in payment-in-kind interest (“PIK Interest”) compounded monthly, and PIK Interest payments will be due and payable upon maturity of the loans. Accrued coupon interest and accrued PIK interest are recorded within accrued and other expenses and within long-term debt, net respectively on the unaudited condensed consolidated balance sheets. Accrued PIK interest was $104 as of March 31, 2025.

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

The WTI Loan Facility contains certain reporting and operational covenants that we must meet in order to borrow funds under the Loan Commitments and not cause an event of default. Upon the occurrence of an event of default, WTI could elect to force redemption of the outstanding balances under the WTI Loan Facility, requiring us to pay all outstanding principal and accrued interest, as well as all scheduled unpaid interest on the loan, including PIK interest. Upon the occurrence of an event of default, we will also be required to pay default interest on any overdue balances at a rate of 5.0%. The WTI Loan Facility and any loans and obligations issued thereunder are collateralized by substantially all of our assets, with certain exceptions as set forth in the WTI Loan Facility, and are guaranteed by Owlet, Inc. As of March 31, 2025, we were in compliance with all covenants under the WTI Loan Facility.

As partial consideration for the availability and funding of the WTI Loan Facility, we and WTI Fund X, LLC (“Fund X”) and WTI Fund XI, LLC (“Fund XI”, and together with Fund X, the “WTI Funds”) entered into a Stock Issuance Agreement (the “WTI Stock Issuance Agreement”), dated as of the Effective Date. Pursuant to the WTI Stock Issuance Agreement, we issued to the WTI Funds an aggregate of 750,000 shares of redeemable common stock on the Effective Date, of which 62,500 shares of the redeemable common stock have been forfeited and the remaining 125,000 of unvested redeemable common stock are subject to forfeiture in the event that we do not draw on the remaining portion of the outstanding Loan Commitment. To the extent we do exercise our option under the Loan Commitments to issue additional debt, a number of forfeitable shares will 'vest' and no longer be subject to forfeiture based on the pro rata portion of the outstanding Loan Commitments drawn against.

The shares issued to WTI pursuant to the WTI Stock Issuance Agreement contain an embedded redemption option (the “Redemption Option”) such that WTI may elect to force us to redeem the shares that are no longer subject to forfeiture for a price of $8.40 per share. The Redemption Option may be exercised in whole or in part, at any time, from time to time, during the period commencing on the first trading day following the fifth anniversary of the Effective Date and continuing through the date which is 10 years after the Effective Date, subject to certain acceleration provisions set forth in the WTI Stock Issuance Agreement. Because the shares are redeemable at the option of the WTI Funds, the shares are recorded in mezzanine equity on the unaudited condensed consolidated balance sheets. The redeemable common shares were initially recorded at their fair value of $7.66 per share, which was an aggregate value of $4,308. The value of the redeemable common shares was determined using a combination of the value of our stock on the date of issuance and the theoretical value of a stand-alone put option valued using a Black-Scholes put option model discounted by a present value factor that considers the credit spread between an estimated Company specific discount rate and the risk-free rate of return. Because the shares are required to be redeemed at the option of WTI, based solely on the passage of time, and provided WTI did not elect to otherwise sell or transfer the shares beforehand, the carrying value of the shares will accrete to their redemption value of $8.40 per share from the issuance date through September 11, 2029, the date the Redemption Option first becomes exercisable.

We allocated the lender fees (including the fair value of the vested shares) and third-party debt issuance costs between the Initial Loan and the remaining, undrawn Loan Commitments. The costs allocated to the Initial Loan are accounted for as a discount and will be amortized across the term of the Initial Loan using the effective interest method. The costs allocated to the remaining, undrawn Loan Commitments are accounted for as loan commitment assets, which are being amortized to interest expense using the straight-line method over the commitment periods, due to uncertainty about our intent to access the Loan Commitment. The unamortized portion of the loan commitment assets was $424 as of March 31, 2025 and is recorded within Other assets on the unaudited condensed consolidated balance sheets.

We recognized $222 of interest expense related to the amortization of debt issuance costs of the WTI Loan Facility and $385 of interest expense related to the amortization of the loan commitment assets during the three months ended March 31, 2025.

ABL Line of Credit

On September 11, 2024, we, as guarantor, and our wholly-owned subsidiary, Owlet Baby Care, Inc., a Delaware corporation (“OBCI,” and together with us, collectively, the “Loan Parties”), as borrower, entered into a Credit and Security Agreement (the “Credit Agreement”) with the financial institutions party thereto from time to time as lenders (collectively the “Lenders”) and ABL OPCO LLC, a Delaware limited liability company, in its capacity as administrative agent for the Lenders.

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

The Credit Agreement contains representations, warranties, covenants, and events of default customary for agreements of this type. OBCI's obligations under the Credit Agreement are: (i) fully and unconditionally guaranteed by Owlet, Inc.; and (ii) secured by a security interest in substantially all our personal property assets, including Owlet Inc.'s pledge of the outstanding capital stock of the Company. Among these covenants is a liquidity covenant requiring the Company to maintain liquidity of $4,000. Liquidity is defined as the sum of (x) Undrawn Availability (as defined in the Credit Agreement) on the asset-based line of credit, plus (y) unrestricted cash and funds held in deposit accounts. In addition, if the liquidity falls below $9,000, the Company is then subject to a minimum trailing-twelve-months EBITDA covenant as defined in the Credit Agreement. As of March 31, 2025, we were in compliance with all covenants under the Credit Agreement.

The unamortized portion of debt issuance costs related to the Credit Agreement as of March 31, 2025 was $557 and is recorded as a loan commitment asset within other assets on the unaudited condensed consolidated balance sheets. Issuance costs are amortized straight-line over the term of the Credit Agreement and recorded within interest income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss)).

On March 31, 2025, there was $8,498 of outstanding borrowings, which is recorded as a current liability on the unaudited condensed consolidated balance sheets based on our intent and ability to repay the outstanding borrowings in the near term. The remaining borrowing base availability under the Credit Agreement was $46 as of March 31, 2025.

Financed Insurance Premium

In July 2024, we renewed our corporate directors & officers and employment liability policies and entered into several new short-term commercial premium finance agreements with First Insurance Funding totaling $941 to be paid within one year, accruing interest at a weighted average rate of 8.7%. As of March 31, 2025, the remaining principal balance on the combined financed insurance premiums was $313.

Funding Requirements and Going Concern

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements.

Since inception, we have experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $265,170 as of March 31, 2025. During the three months ended March 31, 2025 and 2024, we had negative cash flows from operations of $5,925 and $3,356, respectively. As of March 31, 2025, we had $16,310 of cash on hand.

As we continue to address these financial conditions, management has undertaken the following actions:

•As described further in Note 7, “Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock” included in our unaudited condensed consolidated financial statements included in this Report, in September 2024, we issued 3,135,136 shares of our common stock and received net proceeds of $10,590 and in February 2024, the Company consummated a sale of preferred stock and warrants to purchase our common stock for a gross purchase price of $9,250.

•As described in Note 4, “Debt and Other Financing Arrangements” included in our unaudited condensed consolidated financial statements included in this Report, in September 2024, we entered into a loan facility agreement with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively “WTI” or “Lenders”) for a term loan facility of up to $15,000 (the “WTI Loan Facility”) and on September 11, 2024, we entered into an asset-based revolving credit facility (the “ABL Line of Credit”) with ABL OPCO LLC, as the lender, with a maximum revolving commitment amount of up to $15,000, with an additional $5,000 revolving commitment available on September 11, 2025. In connection with these transactions, we used our then-existing cash to repay and extinguish all borrowings outstanding under the line of credit and term loan agreement with Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (“SVB”). As of March 31, 2025 we have borrowings of $7,500 under the WTI Loan Facility and $8,498 under the ABL Line of Credit.

Notwithstanding the above actions, we have experienced recurring operating losses, negative cash flows from operations since inception, and a low cash balance relative to current obligations which raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flow (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(5,925)	$(3,356)
Net cash used in investing activities	(110)	(37)
Net cash provided by financing activities	2,014	5,233
Net change in cash, cash equivalents, and restricted cash	$(4,021)	$1,840

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $5,925 as compared to net cash used in operating activities of $3,356 in the prior year. The change in operating cash flows was primarily driven by an increase in accounts receivable, which was $4,453 for the three months ended March 31, 2025 as compared to decrease in accounts receivable of $2,765 for the same period in the prior year.

Investing Activities

For the three months ended March 31, 2025, we used $110 to invest in various projects, primarily for the development of our new subscription app. For the three months ended March 31, 2024, we used substantially no cash for investing activities due to the prioritization of research and development projects that supported seeking regulatory clearances for our products.

Financing Activities

For the three months ended March 31, 2025 and 2024, net cash provided by financing activities was $2,014 and $5,233, respectively. The decrease is primarily driven by the proceeds raised by the Series B preferred stock offering in February 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of March 31, 2025, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2025 because of the material weaknesses described below.

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

•We did not design and maintain effective controls over the accounting for the accuracy and existence of inventory, nor controls which verified the completeness and accuracy of accrued liabilities. Each of these material weaknesses resulted in immaterial adjustments within the year ended December 31, 2022 and the accrued liabilities material weakness resulted in immaterial adjustments within the year ended December 31, 2024, and in the interim period ended March 31,2025.

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

During the year ended December 31, 2024, we took actions to enhance the design of the controls we believe are necessary to remediate the material weaknesses related to the accrued sales tax that we believe will remediate the material weakness. Further, we made enhancements to the design of the control over the statement of cash flows that will support the remediation of the material weakness. As we continue to make progress towards remediation of these material weaknesses, we may determine the need to make further enhancements to the design of these controls. We continue to take actions to enhance the design of the controls we believe are necessary to remediate the material weaknesses related to sales returns and the accounting for debt and equity arrangements, including convertible preferred stock and warrant arrangements. While these enhancements to the design of the controls have been implemented as of September 30, 2024, we may determine the need to make further enhancements to the design of these controls. The material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

Notwithstanding the above, our management believes that the unaudited condensed consolidated financial statements included in this Report state fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

As described in the remediation efforts above, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

In addition to the information contained in this Report, you should carefully consider the risk factors disclosed in our Form 10-K and Form 10-K/A, which risk factors are incorporated herein by reference, which could materially affect our business, financial condition or results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities for the three months ended March 31, 2025.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.

(b) None.

(c) During the three months ended March 31, 2025, no directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated "Rule 10b5-1 trading arrangements" and/or "non-Rule 10b5-1 trading arrangements" (each as defined in Item 408 of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

During the three months ended March 31, 2025, the Company did not adopt, modify or terminate a "Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K ) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6. Exhibits

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

Company Name

Date: May 8, 2025	By:	/s/ Kurt Workman
	Name:	Kurt Workman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Amanda Crawford
	Name:	Amanda Crawford
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)