Form 10-Q
period 2025-06-30
Owlet, Inc.
filed 2025-08-08
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-39516
_____________________________________________
OWLET, INC.
(Exact Name of Registrant as Specified in its Charter)

_____________________________________________

Delaware	85-1615012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2940 West Maple Loop Drive, Suite 203 Lehi, Utah	84048
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (844) 334-5330
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	OWLT	New York Stock Exchange
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

As of August 5, 2025, the registrant had 17,044,460 shares of common stock, $0.0001 par value per share, outstanding.

2

3

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•Our products rely on mobile applications to function, and we rely on Apple’s App Store and the Google Play Store for distribution of our mobile applications.
•A substantial portion of our sales comes from a limited number of retailers.
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
•Development, maintenance, and use of artificial intelligence technologies may not be beneficial to our business, and may result in the poor performance of our products, services and business, as well as damage our reputation and the reputations of our customers, or cause us to incur liability resulting from the violation of laws or contracts to which we are a party.
•Increases in tariffs, trade restrictions or taxes on our products could have an adverse impact on our operations.
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

As used in this Report, unless otherwise stated or the context otherwise requires, “we,” “us,” “our,” “Owlet,” the “Company,” and similar references refer to Owlet, Inc. and its subsidiaries. “Common stock” refers to the Class A common stock of Owlet, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Owlet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$21,827	$20,245
Restricted cash	300	386
Accounts receivable, net of allowance for credit losses of $953 and $653, respectively	24,372	12,136
Inventory	11,378	10,523
Prepaid expenses and other current assets	2,866	2,823
Total current assets	60,743	46,113
Property and equipment, net	186	102
Right of use assets, net	96	138
Intangible assets, net	976	975
Other assets	1,542	2,187
Total assets	$63,543	$49,515
Liabilities, Mezzanine Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$12,903	$11,281
Accrued and other expenses	20,979	16,378
Current portion of deferred revenues	1,751	1,404
Line of credit	14,876	6,263
Current portion of long-term and other debt	2,289	1,103
Total current liabilities	52,798	36,429
Long-term debt, net	3,380	4,331
Common stock warrant liabilities	51,652	25,343
Other long-term liabilities	194	226
Total liabilities	108,024	66,329
Commitments and contingencies (Note 5)
Mezzanine equity:
Series A convertible preferred stock, $0.0001 par value, 11,479 and 11,479 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	6,151	5,151
Series B convertible preferred stock, $0.0001 par value; 9,250 and 9,250 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4,148	3,452
Redeemable common stock, 687,500 and 750,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4,376	4,334
Total mezzanine equity	14,675	12,937
Stockholders’ deficit:
Common stock, $0.0001 par value, 107,142,857 shares authorized as of June 30, 2025 and December 31, 2024; 16,258,155 and 15,725,783 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	243,659	238,442
Accumulated deficit	(302,817)	(268,195)
Total stockholders’ deficit	(59,156)	(29,751)
Total liabilities, mezzanine equity, and stockholders' deficit	$63,543	$49,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$26,063	$20,699	$47,167	$35,449
Cost of revenues	12,683	10,447	22,461	18,650
Gross profit	13,380	10,252	24,706	16,799
Operating expenses:
General and administrative	7,228	6,290	14,320	12,340
Sales and marketing	4,318	3,852	8,320	7,748
Research and development	3,753	2,354	6,656	4,701
Total operating expenses	15,299	12,496	29,296	24,789
Operating loss	(1,919)	(2,244)	(4,590)	(7,990)
Other income (expense):
Interest income (expense), net	(979)	20	(1,970)	(141)
Common stock warrant liability adjustment	(34,753)	1,028	(28,066)	10,207
Other income (expense), net	37	71	49	73
Total other income (expense), net	(35,695)	1,119	(29,987)	10,139
Income (loss) before income tax provision	(37,614)	(1,125)	(34,577)	2,149
Income tax provision	(33)	(22)	(45)	(22)
Net income (loss) and comprehensive income (loss)	$(37,647)	$(1,147)	$(34,622)	$2,127
Accretion on convertible preferred stock	(849)	(1,535)	(1,696)	(2,863)
Accretion on redeemable common stock	(21)	—	(42)	—
Allocation of net loss attributable to redeemable common stockholders	1,330	—	1,268	—
Net loss attributable to redeemable common stockholders	(1,309)	—	(1,226)	—
Net loss attributable to common stockholders	$(37,187)	$(2,682)	$(35,092)	$(736)
Net loss per share attributable to common stockholders, basic and diluted	$(2.37)	$(0.30)	$(2.26)	$(0.08)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	15,716,376	8,867,399	15,550,751	8,803,729
Net loss per share attributable to redeemable common stockholders, basic and diluted	$(2.33)	$—	$(2.18)	$—
Weighted-average number of shares outstanding used to compute net loss per share attributable to redeemable common stockholders, basic and diluted	562,500	—	562,500	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	28,628	$7,855	—	$—	8,797,456	$1	$218,127	$(255,659)	$(37,531)
Issuance of convertible preferred stock	—	—	9,250	2,394	—	—	—	—	—
Preferred stock issuance costs	—	—	—	(102)	—	—	—	—	—
Accretion on convertible preferred stock	—	1,212	—	116	—	—	(1,328)	—	(1,328)
Conversion of preferred stock	(1,178)	(332)	—	—	171,719	—	332	—	332
Issuance of common stock for restricted stock units vesting	—	—	—	—	22,437	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	22,791	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	2,227	—	2,227
Net income	—	—	—	—	—	—	—	3,274	3,274
Balance as of March 31, 2024	27,450	$8,735	9,250	$2,408	9,014,403	$1	$219,450	$(252,385)	$(32,934)
Accretion on convertible preferred stock	—	1,187	—	348	—	—	(1,535)	—	(1,535)
Conversion of preferred stock	(250)	(83)	—	—	36,443	—	83	—	83
Issuance of common stock for restricted stock units vesting	—	—	—	—	48,693	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,104	—	2,104
Net loss	—	—	—	—	—	—	—	(1,147)	(1,147)
Balance as of June 30, 2024	27,200	$9,839	9,250	$2,756	9,099,539	$1	$220,102	$(253,532)	$(33,429)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit (continued)
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	11,479	$5,151	9,250	$3,452	750,000	$4,334	15,725,783	$2	$238,442	$(268,195)	$(29,751)
Accretion on convertible preferred stock	—	500	—	348	—	—	—	—	(848)	—	(848)
Accretion on redeemable common stock	—	—	—	—	—	21	—	—	(21)	—	(21)
Common stock issuance costs	—	—	—	—	—	—	—	—	7	—	7
Forfeiture of redeemable common stock	—	—	—	—	(62,500)	—	—	—	—	—	—
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	56,149	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	26,917	—	97	—	97
Stock-based compensation	—	—	—	—	—	—	—	—	1,684	—	1,684
Net income	—	—	—	—	—	—	—	—	—	3,025	3,025
Balance as of March 31, 2025	11,479	$5,651	9,250	$3,800	687,500	$4,355	15,808,849	$2	$239,361	$(265,170)	$(25,807)
Accretion on convertible preferred stock	—	500	—	348	—	—	—	—	(848)	—	(848)
Accretion on redeemable common stock	—	—	—	—	—	21	—	—	(21)	—	(21)
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	58,928	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—	390,378	—	3,579	—	3,579
Stock-based compensation	—	—	—	—	—	—	—	—	1,588	—	1,588
Net loss	—	—	—	—	—	—	—	—	—	(37,647)	(37,647)
Balance as of June 30, 2025	11,479	$6,151	9,250	$4,148	687,500	$4,376	16,258,155	$2	$243,659	$(302,817)	$(59,156)

.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities
Net income (loss)	$(34,622)	$2,127
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	228	213
Stock-based compensation	3,245	4,331
Provision for credit losses	(24)	(384)
Common stock warrant liability adjustment	28,066	(10,207)
Impairment of intangible and other assets	20	12
Amortization of right of use assets	42	721
Amortization of debt financing costs	1,260	—
Write-off of prepaid deposit	347	—
Other adjustments, net	221	25
Changes in assets and liabilities:
Accounts receivable	(12,220)	(2,538)
Prepaid expenses and other assets	(524)	674
Inventory	(973)	(1,608)
Accounts payable and accrued and other expenses	6,483	1,196
Lease liabilities	(65)	(955)
Other liabilities	—	(421)
Deferred revenue	346	88
Other, net	—	5
Net cash used in operating activities	(8,170)	(6,721)
Cash flows from investing activities
Purchase of property and equipment	(65)	(3)
Purchase of intangible assets	(28)	(71)
Capitalized internal-use software development costs	(106)	—
Net cash used in investing activities	(199)	(74)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of $0 and $158 of paid transaction costs, respectively	—	8,856
Proceeds from short-term borrowings	32,998	17,436
Payments of short-term borrowings	(24,725)	(17,783)
Payments of long-term borrowings	—	(3,000)
Employee taxes paid related to the net share settlement of stock-based awards	(619)	(95)
Proceeds related to the issuance of common stock under stock plans	627	95
Debt financing costs paid	(75)	—
Issuance costs paid related to 2024 common stock and warrants	(260)	—
Proceeds from exercise of common stock warrants	1,822	—
Other, net	97	92
Net cash provided by financing activities	9,865	5,601
Net change in cash, cash equivalents, and restricted cash	1,496	(1,194)
Cash, cash equivalents, and restricted cash at beginning of period	20,631	16,557
Cash, cash equivalents, and restricted cash at end of period	$22,127	$15,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$45	$30
Cash paid for interest	771	784
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$73	$—
Purchases of intangible assets included in accounts payable	34	13
Conversion of preferred stock	—	415
Accretion on preferred stock and redeemable common stock	1,738	2,863
Stock-based compensation for software development	27	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
Note 1. Basis of Presentation

As used in these financial statements, unless otherwise stated or the context otherwise requires: “we,” “us,” “our,” “Owlet,” the “Company,” and similar references refer to Owlet, Inc. and its subsidiaries. “Common stock” refers to the Class A common stock of Owlet, Inc.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or "GAAP") for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2024, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. All dollar amounts, except per share amounts, in the notes are presented in thousands, unless otherwise specified.

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

Since inception, the Company has experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $302,817 as of June 30, 2025. During the six months ended June 30, 2025 and 2024, the Company had negative cash flows from operations of $8,170 and $6,721, respectively. As of June 30, 2025, the Company had $21,827 of cash on hand.

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

•As described in Note 4, Debt and Other Financing Arrangements, in September 2024, the Company entered into a loan facility agreement with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively “WTI” or “Lenders”) for a term loan facility of up to $15,000 (the “WTI Loan Facility”). In July 2025, WTI granted a 90-day extension, making the Second Tranche Commitment available through November 13, 2025, which was previously available through August 15, 2025. On September 11, 2024, the Company entered into a credit and security agreement (the “Credit Agreement”) for an asset-based revolving credit facility (the “ABL Line of Credit”) with the financial institutions party thereto from time to time as lenders (collectively, the “Lenders”) and ABL OPCO LLC, a Delaware limited liability company, in its capacity as administrative agent for the Lenders (in such capacity, the “Administrative Agent”), with a maximum revolving commitment amount of up to $15,000, with an additional $5,000 revolving commitment available on September 11, 2025. On June 11, 2025, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”) to, among other things, (i) modify certain financial covenants required to be maintained by the Company's wholly-owned subsidiary, Owlet Baby Care, Inc., a Delaware corporation (“OBCI”), (ii) increase the amount of capital expenditures that may be incurred by OBCI during certain fiscal years, and (iii) expand the eligibility of certain accounts receivable that OBCI can borrow against. As of June 30, 2025, the Company has borrowings of $7,500 under the WTI Loan Facility and $14,876 under the ABL Line of Credit.

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

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of June 30, 2025, substantially all of the Company’s cash was held with Silicon Valley Bank and Citibank, and exceeded federally insured limits.

Although the Company’s sales and accounts receivable are derived from sales contracts with a large number of customers, its top several customers account for a significant amount of its total sales and make up a correspondingly large portion of its accounts receivable. During the three and six months ended June 30, 2025, one customer accounted for 64% and 52% of net revenues respectively, with no other customers exceeding 10% of revenues during those periods. This same customer accounted for 68% of the accounts receivable, net balance as of June 30, 2025. During the three months ended June 30, 2024, there were three customers who individually represented 10% or more of net revenues, accounting for 42%, 10% and 10% of total net revenues. During the six months ended June 30, 2024, there were two customers who individually represented 10% or more of net revenues, accounting for 35% and 14% of total net revenues.

The Company’s largest customers by total net accounts receivable consisted of the following:

	June 30, 2025	December 31, 2024
Three largest customers by total net accounts receivable	83%	63%

Revisions to Previously Issued Condensed Consolidated Financial Statements and Financial Information

In connection with the preparation of its 2024 financial statements, the Company identified errors in the unaudited condensed consolidated statements of cash flows for the interim period ended June 30, 2024. Specifically, the Company’s historical proceeds from short-term borrowings and payments of short-term borrowings were overstated by the same amount with no net impact to total cash flows from financing activities in its unaudited condensed consolidated statements of cash flows for the interim period ended June 30, 2024. Additionally, the Company also identified and corrected for immaterial classification errors between cash flows from operating activities and investing activities for the interim period ended June 30, 2024.

The Company assessed the effect of the errors on prior periods under the guidance of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on its assessment, the Company determined that the errors were not material to any previously issued financial statements; however, the Company has elected to revise the Company's unaudited condensed consolidated statements of cash flows. These corrections have no impact on the Company's previously reported consolidated net income (loss), financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as previously reported on the Company's unaudited condensed consolidated statements of cash flows. The Company's unaudited condensed consolidated statements of cash flows for the interim period ended June 30, 2024, have been revised and disclosed in Note 11, Revision of Previously Issued Quarterly Information (Unaudited) below.

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

Recent Tax Legislation

The One Big Beautiful Bill Act of 2025 (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA makes changes to the U.S. corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The Company is evaluating its impacts, including any potential impact in the period of enactment.

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

	June 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets:
Cash and cash equivalents	$21,827	$15,363
Restricted cash	300	—
Total cash, cash equivalents, and restricted cash	$22,127	$15,363

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

Changes in the Company's allowance for credit and other losses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$811	$500	$653	$3,322
Charges to expense	(88)	4	7	(384)
Charges to revenue	239	38	302	94
Write-offs	(9)	—	(9)	(2,490)
Ending balance	$953	$542	$953	$542

Write-offs for the six months ended June 30, 2024 related to a settlement agreement with a former retailer for past due receivables which had previously been charged to the provision for credit losses in a prior period. A benefit was recognized to charges to expense during the six months ended June 30, 2024, which represented a partial recovery of the past due receivables in connection with the settlement.

Inventory

Details of inventory were as follows (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$132	$100
Finished goods	11,246	10,423
Total inventory	$11,378	$10,523

Prepaid expenses and other current assets

For the three and six months ended June 30, 2025, a write-off of $347 related to a prepaid deposit for materials determined to have no alternative future use in our research and development efforts was recorded within research and development expenses.

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Tooling and manufacturing equipment	$2,164	$2,618
Computer equipment	380	322
Furniture and fixtures	212	289
Software	106	106
Leasehold improvements	3	35
Total property and equipment	2,865	3,370
Less: accumulated depreciation and amortization	(2,679)	(3,268)
Property and equipment, net	$186	$102

Depreciation and amortization expense on property and equipment was $21 and $90 for the three months ended June 30, 2025 and June 30, 2024, respectively. For the three months ended June 30, 2025 and June 30, 2024, the Company allocated $15 and $84, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment within cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining depreciation and amortization expense related to property and equipment was recorded within general and administrative expenses.

Depreciation and amortization expense on property and equipment was $54 and $184 for the six months ended June 30, 2025 and June 30, 2024, respectively. For the six months ended June 30, 2025 and June 30, 2024, the Company allocated $44 and $169, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment within cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining depreciation and amortization expense related to property and equipment was recorded within general and administrative expenses.

Intangible Assets, net

The carrying amounts of intangible assets consisted of the following (in thousands):

	June 30, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks and patents	$720	$(384)	$336
Internally developed software	857	(217)	640
Total intangible assets	$1,577	$(601)	$976

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks and patents	$677	$(346)	$331
Internally developed software	725	(81)	644
Total intangible assets	$1,402	$(427)	$975

Amortization expense of intangible assets was $88 and $14 for the three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, the Company recorded $71 and $0, respectively, of amortization expense related to internally developed software within cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining amortization expense related to trademarks and patents was recorded within general and administrative expenses.

Amortization expense of intangible assets was $174 and $30 for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded $136 and $0, respectively, of amortization expense related to internally developed software within cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining amortization expense related to trademarks and patents was recorded within general and administrative expenses.

As of June 30, 2025, the estimated future amortization expenses and reconciliation to total intangible assets consisted of the following (in thousands):

For the years ended December 31,	Amount
Remaining six months of 2025	$175
2026	348
2027	256
2028	49
2029	28
Thereafter	55
Total future amortization expenses	$911
Trademarks and patents not yet subject to amortization	65
Total intangible assets	$976

Accrued and Other Expenses

Accrued and other expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll	$3,300	$3,639
Accrued sales discounts	5,764	1,773
Accrued sales returns	1,246	902
Accrued legal settlements	5,925	5,343
Other	4,744	4,721
Total accrued and other expenses	$20,979	$16,378

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Accrued warranty, beginning of period	$305	$768	$291	$782
Settlements of warranty claims during the period	(182)	(185)	(369)	(376)
Provision for warranties issued during the period	183	434	307	754
Changes in provision for pre-existing warranties	46	(174)	123	(317)
Accrued warranty, end of period	$352	$843	$352	$843
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

Changes in the total deferred revenues balance were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$1,585	$1,280	$1,544	$1,302
Deferral of revenues	1,202	716	1,945	1,237
Recognition of deferred revenues	(898)	(606)	(1,600)	(1,149)
Ending balance	$1,889	$1,390	$1,889	$1,390

The Company recognized $570 and $491 of revenue during the three months ended June 30, 2025 and 2024, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

The Company recognized $932 and $802 of revenue during the six months ended June 30, 2025 and 2024, respectively, that was included in the deferred revenue balance at the beginning of the respective period. Revenue for the six months ended June 30, 2025 included a reduction of revenue of $451 relating to the correction of immaterial misstatements from previous periods. Revenue for the six months ended June 30, 2024 included $330 relating to the correction of immaterial misstatements from previous periods.

Note 4. Debt and Other Financing Arrangements

The Company’s indebtedness consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Term loan facility payable to WTI, net	$5,394	$4,819
Line of credit	14,876	6,263
Financed insurance premium	275	615
Total debt	20,545	11,697
Less: current portion	(17,165)	(7,366)
Total long-term debt, net	$3,380	$4,331

The carrying value of the Company’s long-term debt, net approximate its fair value.

WTI Loan Facility

On September 11, 2024, (the "Effective Date"), OBCI, as the borrower, entered into a Loan Facility Agreement (the “Loan Facility Agreement”) with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively, “WTI” for a term loan facility of up to $15,000 (the “WTI Loan Facility”).

The WTI Loan Facility consists of two tranches. The first tranche of $10,000 was available at closing and through September 30, 2024, with $2,500 of the first tranche availability extendable until December 31, 2024 (the “First Tranche Commitment”). The second tranche of $5,000 (the “Second Tranche Commitment,” or together with the First Tranche Commitment, the “Loan Commitments”) per the initial Loan Facility Agreement would be available through August 15, 2025 and upon achievement of (a) at least $48,600 in revenue for the period that commenced October 1, 2024 and ending June 30, 2025 (the “Second Tranche Condition Period”), (b) total cash burn during the Second Tranche Condition Period not to exceed $600 for such period, (c) receipt by the Company of at least $6,000 of net proceeds from an equity financing during a period commencing on the closing date and ending on the second tranche borrowing date, and (d) receipt by WTI of the Company’s then-current, board-approved operating and financing plan to WTI's satisfaction, as well as compliance with certain reporting conditions. In July 2025, WTI granted a 90-day extension, making the Second Tranche Commitment available through November 13, 2025. The terms of the Loan Facility Agreement were otherwise not modified in tandem with the extension. As of June 30, 2025, the Company was in compliance with all covenants under the WTI Loan Facility.

The Company initiated its first drawdown under the WTI Loan Facility of $7,500 (the “Initial Loan”) shortly after finalizing the Loan Facility Agreement in September 2024. WTI and the Company agreed to extend the remaining $2,500 of the First Tranche Commitment until March 31, 2025. The Company ultimately elected not to draw on the remainder of the first tranche and, as a result, 62,500 unvested shares of redeemable common stock were forfeited on March 31, 2025. Once repaid, the Company cannot reborrow from the WTI Loan Facility.

The interest rate on the outstanding principal amounts of any borrowing under the WTI Loan Facility for the six months ended June 30, 2025 was 12%. Accrued coupon interest and accrued payment-in-kind interest (“PIK interest”) are recorded within accrued and other expenses and within long-term debt, net, respectively on the unaudited condensed consolidated balance sheets. Accrued PIK interest was $152 as of June 30, 2025.

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

The Company allocated the lender fees (including the fair value of the vested shares) and third-party debt financing costs between the Initial Loan and the remaining, undrawn Loan Commitments. The costs allocated to the Initial Loan are accounted for as a discount and will be amortized across the term of the Initial Loan using the effective interest method. The costs allocated to the remaining, undrawn Loan Commitments are accounted for as loan commitment assets, which are being amortized to interest expense using the straight-line method over the commitment periods, due to uncertainty about the Company’s intent to access the Loan Commitment. The unamortized portion of the loan commitment assets was $142 as of June 30, 2025 and is recorded within other assets on the unaudited condensed consolidated balance sheets.

As of June 30, 2025, details of the WTI Loan Facility were as follows (in thousands):

Amount
Principal outstanding	$7,500
Unamortized debt financing costs	(2,258)
Accrued PIK Interest	152
Net carrying value	$5,394

The Company recognized $258 of interest expense related to the amortization of debt financing costs of the WTI Loan Facility and $282 of interest expense related to the amortization of the loan commitment assets during the three months ended June 30, 2025.

The Company recognized $480 of interest expense related to the amortization of debt financing costs of the WTI Loan Facility and $667 of interest expense related to the amortization of the loan commitment assets during the six months ended June 30, 2025.

ABL Line of Credit

On September 11, 2024, OBCI, as borrower, entered into the Credit Agreement with the financial institutions party thereto from time to time as lenders (collectively the “Lenders”) and ABL OPCO LLC, a Delaware limited liability company, in its capacity as administrative agent for the Lenders (in such capacity, the “Administrative Agent”).

The Credit Agreement provides for an ABL Line of Credit in a maximum principal amount of up to $15,000, which amount shall increase to $20,000 on September 11, 2025 (the “Revolving Commitment”). The ABL Line of Credit is collateralized by substantially all of the Company's assets.

The ABL Line of Credit matures on September 10, 2027 (the “Maturity Date”). The Credit Agreement contains representations, warranties, covenants, and events of default customary for agreements of this type. As of June 30, 2025, the Company was in compliance with all covenants under the Credit Agreement.

The unamortized portion of debt financing costs related to the Credit Agreement as of June 30, 2025 was $597 and is recorded as a loan commitment asset within other assets on the unaudited condensed consolidated balance sheets. Issuance costs are amortized straight-line over the term of the Credit Agreement and recorded within interest income (expense), net on the unaudited condensed consolidated statement of operations and comprehensive income (loss).

On June 30, 2025, there was $14,876 of outstanding borrowings, which is recorded as a current liability on the unaudited condensed consolidated balance sheet based on the Company's intent and ability to repay the outstanding borrowings in the near term. The remaining borrowing base availability under the Credit Agreement was $124 as of June 30, 2025.

On June 11, 2025, the Company and OBCI, entered into a First Amendment to the Credit Agreement (the “First Amendment”) with the Lenders and the Administrative Agent. The First Amendment amends the Credit Agreement to (among other things) (i) modify certain financial covenants, including EBITDA covenants, required to be maintained by OBCI, (ii) increase the amount of capital expenditures that may be incurred by OBCI during certain fiscal years, and (iii) expand the eligibility of certain accounts receivable that OBCI can borrow against. Apart from the aforementioned changes, no modifications were made to other covenants, including the liquidity covenant as fully described in Part II, Item 8 “Financial Statements and Supplementary Data - Note 6 to the Consolidated Financial Statements - Debt and Other Financing Arrangements” in its 2024 Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2024.

Financed Insurance Premiums

In 2024 and 2025, the Company financed a number of its insurance policies through short-term commercial premium finance agreements with First Insurance Funding totaling $494 to be paid within one year, accruing interest at a weighted average rate of 9.4%. As of June 30, 2025, the remaining principal balance on the combined financed insurance premiums was $275.

Future Aggregate Maturities

As of June 30, 2025, future aggregate maturities of the WTI Loan Facility and Financed Insurance Premium payables were as follows (in thousands):

For the years ended December 31,	Amount
Remaining six months of 2025	$717
2026	3,192
2027	3,550
2028	468
Total	$7,927
Note 5. Commitments and Contingencies

Purchase and Other Obligations

The Company entered into a services and license agreement for cloud platform services in June 2024. The Company has a purchase obligation of $6,739 to be paid over a 48-month period beginning in June 2024 and $4,669 remains to be paid at June 30, 2025.

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

Following mediation, the parties to the Butala action reached agreements in principle to settle both the Section 10(b) Claims and the Section 14(a) Claims. The Section 10(b) Claims would be resolved for $3,500 and the Section 14(a) Claims would be resolved for $1,750. On January 31, 2025, the plaintiffs filed motions seeking preliminary approval of the settlements of the Section 10(b) Claims and Section 14(a) Claims. Those motions remain pending. In accordance with ASC 450, as these amounts have become probable and estimable, the Company recognized $5,250 of general and administrative expense in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2024. The related liability is recorded in accrued and other expenses on the unaudited condensed consolidated balance sheet as of June 30, 2025.

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

In accordance with ASC 450, as these amounts have become probable and estimable, the Company recorded $675 of general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025. The related liability is recorded in accrued and other expenses on the unaudited condensed consolidated balance sheet as of June 30, 2025.

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

Note 6. Stock-based Compensation

The Company has various stock compensation plans, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Stock-based Compensation” in its 2024 Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2024.

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

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$884	$1,234	$1,662	$2,517
Sales and marketing	276	367	731	711
Research and development	428	503	852	1,103
Total stock-based compensation	$1,588	$2,104	$3,245	$4,331

During 2024, the Company modified certain RSU awards for 11 employees and exchanged the RSUs previously granted for RSAs that would vest within six months of the date of modification. The RSAs are valued at the market value on the date of grant. As a result of the modification, the Company recognized $2 of incremental stock-based compensation expense during the three months ended June 30, 2025. As of June 30, 2025, all RSAs are fully vested.

As of June 30, 2025, the Company had $4,231 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted-average period of 1.0 years; and $68 of unrecognized stock-based compensation costs related to unvested PSUs that will be recognized over a weighted-average period of 0.5 years.

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

In addition to the underwriter discount, the offering expenses with third parties were $863, of which $0 in issuance costs that were unpaid as of June 30, 2025. The Company also reimbursed the underwriters for $198 in fees and expenses, including legal expenses, out-of-pocket expenses, and clearing expenses. The issuance costs associated with the September 2024 Offering were recorded as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheets.

Pursuant to the underwriting agreement, the Company also issued, as a portion of the underwriting compensation payable to the underwriter, a warrant to purchase up to 125,405 shares of common stock (which was subsequently transferred to certain affiliates of the underwriter, the “Titan Warrants”).

The Titan Warrants are initially exercisable on March 13, 2025 at an exercise price of $4.63 and have a term of five years from such initial exercise date. None of the Titan Warrants have been exercised as of June 30, 2025.

Redeemable Common Stock

As discussed in Note 4, in September 2024 as partial consideration for the availability and funding of the WTI Loan Facility, the Company issued to the WTI Funds an aggregate of 750,000 shares of common stock. The Company also granted the WTI Funds the Redeemable Option discussed in Note 4. The vested shares are recorded in mezzanine equity on the unaudited condensed consolidated balance sheets and are being accreted to the redemption value at the date the redemption feature first becomes exercisable. As discussed in Note 4, 62,500 unvested shares of redeemable common stock were forfeited on March 31, 2025.

The Company initiated its first drawdown under the WTI Loan Facility of $7,500 (the “Initial Loan”) shortly after finalizing the Loan Facility Agreement in September 2024. WTI and the Company agreed to extend the remaining $2,500 of the First Tranche Commitment until March 31, 2025. The Company ultimately elected not to draw on the remainder of the first tranche and, as a result, 62,500 unvested shares of redeemable common stock were forfeited on March 31, 2025. Once repaid, the Company cannot reborrow from the WTI Loan Facility.

August 2024 Exchange

On August 20, 2024, holders of the Series A convertible preferred stock (“Series A Preferred Stock”) of the Company elected to convert an aggregate of 15,721 shares of Series A Preferred Stock in exchange for an aggregate of 2,291,686 shares of the Company’s common stock, all as in accordance with the terms of the Certificate of Designation relating to the Series A Preferred Stock. As of June 30, 2025, the redemption value for the remaining Series A convertible preferred stock is $11,479.

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

As of June 30, 2025, the redemption value for Series B convertible preferred stock is $9,250. The Series B convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on March 1, 2029. None of the Series B convertible preferred stock had been converted as of June 30, 2025. None of the Series B Warrants have been exercised as of June 30, 2025.

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

The Series A convertible stock is accreting to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend. Each of the Series A Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $4.66 per share, is immediately exercisable, and will expire on February 17, 2028. As of June 30, 2025, 390,378 of the Series A Warrants have been exercised. The Series A Warrants that were exercised were marked to market based on the liability classification of the warrants, and the Company subsequently received $1,822 of cash proceeds during the three months ended June 30, 2025 from the exercise of the Series A Warrants.

SBG Common Stock Warrants

As a result of the merger completed with SBG on July 15, 2021 (the “Merger”), the Company continues to record liabilities for warrants issued by SBG prior to the Merger.

Pursuant to the SBG initial public offering, SBG sold warrants to purchase an aggregate of 821,428 shares of the Company’s common stock at a price of $161.00 per share (“SBG Public Warrants”). Following the closing of the Initial Public Offering on September 17, 2020, the Company completed the sale of warrants to purchase an aggregate of 471,428 shares of the Company’s common stock at a price of $161.00 per share in a private placement to Sandbridge Acquisition Holdings LLC (the “SBG Private Placement Warrants”). Together, the SBG Public Warrants and SBG Private Placement Warrants are referred to as the “SBG Common Stock Warrants.” The SBG Public Warrants became exercisable 12 months from the closing of the Initial Public Offering. The SBG Common Stock Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation. None of the SBG Common Stock Warrants have been exercised as of June 30, 2025.

SVB Warrants

In March 2023, the Company granted Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (“SVB”) a warrant to purchase 10,714 shares of the Company’s common stock at a price of $5.32 per share, expiring on March 27, 2035 (the “SVB Warrants”) in connection with the first amendment to the Third Amended and Restated Loan and Security Agreement (as amended) between the Company and SVB (as amended, the “LSA”). On September 11, 2024, the LSA was terminated with no obligations outstanding thereunder. The SVB Warrants, which were valued at $43, are classified as equity and included within additional paid-in capital on the unaudited condensed consolidated balance sheets. None of the SVB Warrants have been exercised as of June 30, 2025.

Common Stock Warrants

The following table summarizes issuable shares of the Company’s common stock based on warrant activity for the six months ended June 30, 2025:

	December 31, 2024	Shares Issuable by New Warrants	Shares Purchased by Exercise	June 30, 2025
SBG Public Warrants	821,428	—	—	821,428
SBG Private Placement Warrants	471,428	—	—	471,428
Series A Warrants	7,871,712	—	(390,378)	7,481,334
Series B Warrants	1,799,021	—	—	1,799,021
SVB Warrants	10,714	—	—	10,714
Titan Warrants	125,405	—	—	125,405
Total	11,099,708	—	(390,378)	10,709,330

Note 8. Fair Value Measurements

The Company’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis were as follows (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$9,707	$—	$—	$9,707
Total assets	$9,707	$—	$—	$9,707
Liabilities:
SBG Public Warrants	$—	$—	$—	$—
SBG Private Placement Warrants	—	—	—	—
Series A Warrants	—	—	41,626	41,626
Series B Warrants	—	—	10,026	10,026
Total liabilities	$—	$—	$51,652	$51,652

	December 31, 2024
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$8,223	$—	$—	$8,223
Total assets	$8,223	$—	$—	$8,223
Liabilities:
SBG Public Warrants	$—	$—	$5	$5
SBG Private Placement Warrants	—	—	2	2
Series A Warrants	—	—	20,750	20,750
Series B Warrants	—	—	4,586	4,586
Total liabilities	$—	$—	$25,343	$25,343

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The SBG Public Warrants and SBG Private Placement Warrants as of June 30, 2025 and December 31, 2024 are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

In June 2023, NYSE Regulation had determined to commence proceedings to delist the SBG Public Warrants and that such warrants were no longer suitable for listing based on “abnormally low” price levels. As such, these instruments are no longer valued using quoted market prices and, correspondingly, the SBG Private Placement Warrants can no longer be valued based on a quoted market price of the SBG Public Warrants.

The Company measured the fair value of both the SBG Public Warrants and the SBG Private Placement Warrants as of June 30, 2025 and December 31, 2024 using the Black-Scholes option pricing model with the following assumptions:

SBG Common Stock Warrants - Black-Scholes Inputs	June 30, 2025	December 31, 2024
OWLT stock price	$8.40	$4.45
Exercise price of warrants	$161.00	$161.00
Term in years	1.04	1.54
Risk-free interest rate	3.95%	4.21%
Volatility	69.00%	90.00%

The Series A Warrants are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions.

The Company measured the fair value of the Series A Warrants as of June 30, 2025 and December 31, 2024, using the Black-Scholes option pricing model with the following assumptions:

Series A Warrants - Black-Scholes Inputs	June 30, 2025	December 31, 2024
OWLT stock price	$8.40	$4.45
Exercise price of warrants	$4.66	$4.66
Term in years	2.63	3.13
Risk-free interest rate	3.69%	4.28%
Volatility	83.00%	90.00%

The Series B Warrants are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions.

The Company measured the fair value of the Series B Warrants as of June 30, 2025 and December 31, 2024, using the Black-Scholes option pricing model with the following assumptions:

Series B Warrants - Black-Scholes Inputs	June 30, 2025	December 31, 2024
OWLT stock price	$8.40	$4.45
Exercise price of warrants	$7.71	$7.71
Term in years	3.66	4.16
Risk-free interest rate	3.90%	4.33%
Volatility	92.00%	90.00%

The following table presents a reconciliation of the Company’s SBG Public Warrants, SBG Private Placement Warrants, Series A Warrants, and Series B Warrants (together, the “Level 3 Warrants”) measured at fair value on a recurring basis as of June 30, 2025 (in thousands):

Level 3 Warrants
Balance as of December 31, 2024	$25,343
Change in fair value included within common stock warrant liability adjustment	28,066
Exercise of common stock warrants	(1,757)
Balance as of June 30, 2025	$51,652

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

Note 9. Net Loss Per Share

Basic and diluted net loss per share of common stock and redeemable common stock is presented in conformity with the two-class method required for participating securities. Under the two-class method, net loss is allocated to each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires loss available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

The Company considers its convertible preferred stock and unvested redeemable common stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of the Company’s convertible preferred stock do not have a contractual obligation to share in the Company’s losses.

The following tables present the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2025	2025	2024
	Redeemable Common Stock	Common Stock	Common Stock
Numerator:
Allocation of net loss attributable to common stockholders	$(1,330)	$(37,166)	$(2,682)
Accretion on redeemable common stock	21	(21)	—
Allocated net loss attributable to common stockholders	$(1,309)	$(37,187)	$(2,682)
Denominator:
Weighted average common shares outstanding, basic and diluted	562,500	15,716,376	8,867,399
Net loss per share attributable to common stockholders, basic and diluted	$(2.33)	$(2.37)	$(0.30)

	Six Months Ended June 30,
	2025	2025	2024
	Redeemable Common Stock	Common Stock	Common Stock
Numerator:
Allocation of net loss attributable to common stockholders	$(1,268)	$(35,050)	$(736)
Accretion on redeemable common stock	42	(42)	—
Allocated net loss attributable to common stockholders	$(1,226)	$(35,092)	$(736)
Denominator:
Weighted average common shares outstanding, basic and diluted	562,500	15,550,751	8,803,729
Net loss per share attributable to common stockholders, basic and diluted	$(2.18)	$(2.26)	$(0.08)

The following table summarizes the common stock equivalents of potentially dilutive outstanding securities excluded from the computation of diluted net loss per share due to their anti-dilutive effect:

	June 30,
	2025	2024
Stock options	377,012	361,723
RSUs	1,361,548	1,479,657
PSUs	56,391	71,428
ESPP shares committed	44,243	36,534
Common stock warrants	10,709,330	10,974,303
Preferred stock	2,872,668	5,164,359
Total	15,421,192	18,088,004

The Company’s 200,536 unvested earnout shares and 125,000 unvested shares issued to WTI described in Part II, Item 8 “Financial Statements and Supplementary Data - Note 9 to the Consolidated Financial Statements - Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock” in its Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2024 were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of June 30, 2025.

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

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$24,246	$15,893	$41,579	$28,794
United Kingdom	697	2,109	1,904	2,965
Other	1,120	2,697	3,684	3,690
Total revenues	$26,063	$20,699	$47,167	$35,449

Other than the United States and United Kingdom, no individual country exceeded 10% of total revenues for the three or six months ended June 30, 2025 and June 30, 2024.

The Company’s long-lived assets are composed of property and equipment and right of use assets, net, and are summarized by geographic area as follows (in thousands):

	June 30, 2025	December 31, 2024
United States	$187	$167
International	95	73
Total long-lived assets, net	$282	$240

Note 11. Revision of Previously Issued Quarterly Information (Unaudited)

The unaudited condensed consolidated statements of cash flows for the interim period June 30, 2024 have been revised to correct for prior period errors as discussed in Note 1. Basis of Presentation. The effect on the unaudited condensed consolidated statements of cash flows for the affected period is as follows (in thousands):

	Six Months Ended June 30, 2024
(unaudited)	As Reported	Adjustments	As Revised
Cash flows from operating activities
Other, net(1)	$(281)	$(47)	$(328)
Net cash used in operating activities	$(6,674)	$(47)	$(6,721)

Cash flows from investing activities
Purchase of intangible assets	$(118)	$47	$(71)
Net cash used in investing activities	$(121)	$47	$(74)

Cash flows from financing activities
Proceeds from short-term borrowings	$54,181	$(36,745)	$17,436
Payments of short-term borrowings	(54,528)	36,745	(17,783)
Net cash provided by financing activities	$5,601	$—	$5,601
(1) For the six months ended June 30, 2024 this line item has been further disaggregated on the unaudited condensed consolidated statements of cash flows within this Form 10-Q as Other liabilities, Deferred revenue, and Other, net.

Note 12. Subsequent Event

On August 7, 2025, the Company entered into a privately negotiated Exchange Agreement (the “Exchange Agreement”) with certain holders (the “Holders”) of the Company’s (i) Series A Warrants, and/or (ii) Series B Warrants and together with the Series A Warrants, the “Warrants”). Pursuant to the Exchange Agreement, the Holders have agreed, severally and not jointly, to exchange with the Company their Series A Warrants relating to an aggregate of 7,215,737 shares of Common Stock and, if applicable, their Series B Warrants relating to an aggregate of 1,799,021 shares of Common Stock, for an aggregate of 5,426,429 newly issued shares (collectively, the “Exchanged Shares”) of Common Stock (collectively, the “Exchanges”). If the closing of the Exchanges does not occur by November 5, 2025, then either the Company or the Holders representing at least a majority of the Exchanged Shares to be issued pursuant to the Exchange Agreement may terminate the Exchange Agreement.

Consistent with the Company’s methodology for valuing the Warrants for purposes of preparing its financial statements, the valuation of the Warrants for the Exchange was determined using a Black-Scholes option pricing model. The Warrants were valued using the trailing 60-day volume-weighted average price of the Company’s Common Stock as of August 1, 2025 and the Common Stock’s realized volatility.

The Exchange Agreement and the transactions contemplated thereby, including the were approved by a special committee of the Company’s board of directors (the “Board”), consisting solely of disinterested and independent directors under Delaware law (the “Special Committee”). The consummation of the Exchanges are subject to stockholder approval in accordance with Section 312.03 of the New York Stock Exchange Listed Company Manual (the “Stockholder Approval”), and other customary closing conditions set forth in the Exchange Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K and Form 10-K/A. Certain statements we make under the following discussion and analysis constitute “forward-looking statements” under the Reform Act. See “Cautionary Note Regarding Forward-Looking Statements” in this Report. You should consider our forward-looking statements in light of the risks discussed in our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this Report, the section entitled “Risk Factors” in our Form 10-K, Form 10-K/A and this Report, and our other filings with the SEC. Note that amounts included in the following discussion and analysis are presented in thousands and may not sum due to rounding.
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

Components of Operating Results

Revenues

We recognize revenue primarily from products and the associated mobile applications. Revenues are recognized when control of goods and services is transferred to customers in an amount that reflects the consideration expected to be received by us in exchange for those goods and services. Substantially all of our revenues were derived from product sales, with a growing minority portion of revenues being generated by our Owlet360 subscription service.

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

Results of Operations

The following table sets forth our results of operations for the periods, indicated in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$26,063	$20,699	$47,167	$35,449
Cost of revenues	12,683	10,447	22,461	18,650
Gross profit	13,380	10,252	24,706	16,799
Operating expenses:
General and administrative	7,228	6,290	14,320	12,340
Sales and marketing	4,318	3,852	8,320	7,748
Research and development	3,753	2,354	6,656	4,701
Total operating expenses	15,299	12,496	29,296	24,789
Operating loss	(1,919)	(2,244)	(4,590)	(7,990)
Other income (expense):
Interest income (expense), net	(979)	20	(1,970)	(141)
Common stock warrant liability adjustment	(34,753)	1,028	(28,066)	10,207
Other income (expense), net	37	71	49	73
Total other income (expense), net	(35,695)	1,119	(29,987)	10,139
Income (loss) before income tax provision	(37,614)	(1,125)	(34,577)	2,149
Income tax provision	(33)	(22)	(45)	(22)
Net income (loss) and comprehensive income (loss)	$(37,647)	$(1,147)	$(34,622)	$2,127
Accretion on convertible preferred stock	(849)	(1,535)	(1,696)	(2,863)
Accretion on redeemable common stock	(21)	—	(42)	—
Allocation of net loss attributable to redeemable common stockholders	1,330	—	1,268	—
Net loss attributable to redeemable common stockholders	(1,309)	—	(1,226)	—
Net loss attributable to common stockholders	$(37,187)	$(2,682)	$(35,092)	$(736)
Net loss per share attributable to common stockholders, basic and diluted	$(2.37)	$(0.30)	$(2.26)	$(0.08)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	15,716,376	8,867,399	15,550,751	8,803,729
Net loss per share attributable to redeemable common stockholders, basic and diluted	$(2.33)	$—	$(2.18)	$—
Weighted-average number of shares outstanding used to compute net loss per share attributable to redeemable common stockholders, basic and diluted	562,500	—	562,500	—

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues	$26,063	$20,699	$5,364	25.9%	$47,167	$35,449	$11,718	33.1%

Revenues increased by $5,364, or 25.9%, from $20,699 for the three months ended June 30, 2024 to $26,063 for the three months ended June 30, 2025. Revenues increased by $11,718, or 33.1%, from $35,449 for the six months ended June 30, 2024 to $47,167 for the six months ended June 30, 2025. For both the three month and six month periods ended June 30, 2025, the increase in revenues was primarily due to higher sales of Dream Sock and Dream Duo products, reflecting an increase in consumer demand as compared to the same periods in the prior year. The increase in revenues to a lesser extent was also attributed to the growth in revenue for our Owlet360 subscription service, which launched in January 2025.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Cost of revenues	$12,683	$10,447	$2,236	21.4%	$22,461	$18,650	$3,811	20.4%
Gross margin	51.3%	49.5%			52.4%	47.4%

Cost of revenues increased by $2,236, or 21.4%%, from $10,447 for the three months ended June 30, 2024 to $12,683 for the three months ended June 30, 2025. The increase in cost of revenues was primarily due to the increase in product sales. Gross margin increased from 49.5% for the three months ended June 30, 2024 to 51.3% for the three months ended June 30, 2025. The increase in gross margin was primarily due to higher revenue, favorable product mix, improved fixed cost absorption, and lower direct product and fulfillment costs, partially offset by the impact of tariffs. The increase in gross margin to a lesser extent was also attributed to the growth in revenue for our Owlet360 subscription service.

Cost of revenues increased by $3,811, or 20.4%, from $18,650 for the six months ended June 30, 2024 to $22,461 for the six months ended June 30, 2025. The increase in cost of revenues was primarily due to the increase in product sales. Gross margin increased from 47.4% for the six months ended June 30, 2024 to 52.4% for the six months ended June 30, 2025. The increase in gross margin was primarily due to higher revenue, favorable product mix, improved fixed cost absorption, and lower direct product and fulfillment costs, partially offset by the impact of tariffs. The increase in gross margin to a lesser extent was also attributed to the growth in revenue for our Owlet360 subscription service.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
General and administrative	$7,228	$6,290	$938	14.9%	$14,320	$12,340	$1,980	16.0%

General and administrative expenses increased by $938, or 14.9%, from $6,290 for the three months ended June 30, 2024 to $7,228 for the three months ended June 30, 2025. The increase in general and administrative expenses was driven primarily by higher compensation expense, including accrued bonuses, and an increase in headcount, partially offset by lower stock-based compensation expense as compared to the same period in the prior year.

General and administrative expenses increased by $1,980, or 16.0%, from $12,340 for the six months ended June 30, 2024 to $14,320 for the six months ended June 30, 2025. The increase in general and administrative expenses was driven primarily by litigation settlements and higher compensation expense, including accrued bonuses, the absence of a bad debt recovery, and an increase in headcount, partially offset by lower stock-based compensation expense as compared to the same period in the prior year.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Sales and marketing	$4,318	$3,852	$466	12.1%	$8,320	$7,748	$572	7.4%

Sales and marketing expenses increased by $466, or 12.1%, from $3,852 for the three months ended June 30, 2024 to $4,318 for the three months ended June 30, 2025. The increase in sales and marketing expenses was driven primarily by higher compensation expense due to accrued bonuses as compared to the same period in the prior year.

Sales and marketing expenses increased by $572, or 7.4%, from $7,748 for the six months ended June 30, 2024 to $8,320 for the six months ended June 30, 2025. The increase in sales and marketing expenses was driven primarily by higher compensation expense due to accrued bonuses as compared to the same period in the prior year.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Research and development	$3,753	$2,354	$1,399	59.4%	$6,656	$4,701	$1,955	41.6%

Research and development expenses increased by $1,399, or 59.4%, from $2,354 for the three months ended June 30, 2024 to $3,753 for the three months ended June 30, 2025. The increase in research and development expenses was driven primarily by higher compensation expense, including accrued bonuses, an increase in headcount, and increased investment in research & development, as compared to the same period in the prior year.

Research and development expenses increased by $1,955, or 41.6%, from $4,701 for the six months ended June 30, 2024 to $6,656 for the six months ended June 30, 2025. The increase in research and development expenses was driven primarily by higher compensation expense, including accrued bonuses, an increase in headcount, and increased investment in research & development, as compared to the same period in the prior year.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Interest income (expense), net	$(979)	$20	$(999)	(4995.0%)	$(1,970)	$(141)	$(1,829)	1297.2%
Common stock warrant liability adjustment	$(34,753)	$1,028	$(35,781)	(3480.6%)	$(28,066)	$10,207	$(38,273)	(375.0%)
Other income (expense), net	$37	$71	$(34)	(47.9%)	$49	$73	$(24)	(32.9%)

Net interest expense increased by $999, from $20 of net interest income for the three months ended June 30, 2024 to $979 of net interest expense for the three months ended June 30, 2025. Net interest expense increased by $1,829, from $141 for the six months ended June 30, 2025 to $1,970 for the six months ended June 30, 2025. For both the three and six month periods ended June 30, 2025, the increase in net interest expense was driven primarily by interest and amortization of issuance costs related to the Company's current term loan facility and asset-based revolving credit facility, which were entered into in September 2024.

For the three months ended June 30, 2025, we recognized a loss of $34,753 as compared to a gain of $1,028 for the same period in the prior year resulting from a large increase in the fair value of common stock warrants outstanding for the three months ended June 30, 2025, as compared to a decrease in the fair value of common stock warrants outstanding for the same period in the prior year.

For the six months ended June 30, 2025, we recognized a loss of $28,066 as compared to a gain of $10,207 for the same period in the prior year resulting from an increase in the fair value of common stock warrants outstanding for the six months ended June 30, 2025, as compared to a decrease in the fair value of common stock warrants outstanding for the same period in the prior year. Additionally, the loss recognized for the six months ended June 30, 2025 included the increase in fair value of the Series B Warrants that were issued in February 2024, which were not outstanding for the full period in the prior year.

Non-GAAP Adjusted EBITDA

To supplement our unaudited consolidated financial statements, which are prepared in conformity with U.S. GAAP, we use adjusted EBITDA, a non-GAAP financial measure, to enhance our understanding of U.S. GAAP financial measures, as an internal measure of business operating performance, and as a performance measure for benchmarking against our peers and competitors. We believe our presentation of adjusted EBITDA provides a meaningful perspective of the underlying operating performance of our current business and enables investors to better understand and evaluate our historical and prospective operating performance. We believe that this non-GAAP financial measure is an important supplemental measure of operating performance because it excludes items that vary from period to period without correlation to our core operating performance and highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. Due to the nature of the items being excluded, such items do not reflect future gains, losses, expenses or benefits and are not indicative of our future operating performance. We believe investors, analysts and other interested parties use adjusted EBITDA in evaluating issuers, and the presentation of these measures facilitates a comparative assessment of our operating performance in addition to our performance based on GAAP results.

Non-GAAP financial measures should not be considered as an alternative to net loss as a measure of financial performance or any other performance measure derived in accordance with GAAP, and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Adjusted EBITDA is defined as net loss adjusted for income tax provision, interest expense, net, depreciation and amortization, impairment of intangible assets, common stock warrant liability adjustments, stock-based compensation, transaction costs, and charges related to certain legal matters.

Adjusted EBITDA is not a recognized terms under GAAP, and our presentation of this non-GAAP measure does not replace the presentation of our financial results in accordance with GAAP. Because all companies do not use adjusted EBITDA (and similarly titled financial measures) in the same way, those measures as used by other companies may not be consistent with the way we calculate such measures. The non-GAAP financial measure included in this report should not be construed as a substitute for or better indicators of the Company’s performance than the most directly comparable GAAP financial measures. See the reconciliation tables below for additional information regarding the non-GAAP financial measure included herein (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP net income (loss)	$(37,647)	$(1,147)	$(34,622)	$2,127
Income tax provision	33	22	45	22
Interest (income) expense, net	979	(20)	1,970	141
Depreciation and amortization	109	104	228	213
Impairment of intangible assets	15	3	20	12
Common stock warrant liability adjustment	34,753	(1,028)	28,066	(10,207)
Stock-based compensation	1,588	2,104	3,245	4,331
Transaction costs	—	83	—	375
Charges related to certain legal matters	463	—	1,368	—
Non-GAAP Adjusted EBITDA	$293	$121	$320	$(2,986)

Liquidity and Capital Resources

We fund our operations primarily with proceeds from issuances of our convertible preferred stock, issuances of our common stock, borrowings under our loan facilities, issuances of convertible promissory notes, and sales of our products and services. As of June 30, 2025, we had cash and cash equivalents of $21,827.

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

As of June 30, 2025, 390,378 of the Series A Warrants have been exercised. The Series A Warrants that were exercised were marked to market based on the liability classification of the warrants, and we subsequently received $1,822 of cash proceeds during the three months ended June 30, 2025 from the exercise of the Series A Warrants.

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

As of June 30, 2025, the redemption value for Series B convertible preferred stock is $9,250. None of the Series B convertible preferred stock had been converted as of June 30, 2025. None of the Series B Warrants have been exercised as of June 30, 2025.

On September 11, 2024, we entered into the underwriting agreement and issued 3,135,136 shares of our common stock at a price to the public of $3.70 per share, less underwriting discounts and commissions. The net proceeds we received were $10,590. The shares were issued pursuant to our registration statement on Form S-3 (File No. 333-281556), filed by us with the SEC on August 14, 2024, which was declared effective on August 23, 2024. We provided the underwriter a discount of 7% off the offering price.

In addition to the underwriter discount, the offering expenses with third parties were $863, of which $0 in issuance costs that were unpaid as of June 30, 2025. We also reimbursed the underwriters for $198 in fees and expenses, including legal expenses, out-of-pocket expenses, and clearing expenses. The issuance costs associated with the September 2024 Offering were recorded as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheets.

Pursuant to the underwriting agreement, we also issued, as a portion of the underwriting compensation payable to the underwriter, a warrant to purchase up to 125,405 shares of our common stock (which was subsequently transferred to certain affiliates of the underwriter, the “Titan Warrants”).

The Titan Warrants are initially exercisable on March 13, 2025 at an exercise price of $4.63 and have a term of five years from such initial exercise date. None of the Titan Warrants have been exercised as of June 30, 2025.

WTI Loan Facility

On September 11, 2024,(the “Effective Date”), we, as guarantor, and our wholly-owned subsidiary, Owlet Baby Care, Inc., a Delaware corporation (“OBCI”), as the borrower, entered into a Loan Facility Agreement (the “Loan Facility Agreement”) with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively “WTI” for a term loan facility of up to $15,000 (the “WTI Loan Facility”).

The WTI Loan Facility consists of two tranches. The first tranche of $10,000 was available at closing and through September 30, 2024, with $2,500 of the first tranche availability extendable until December 31, 2024 (the “First Tranche Commitment”). The second tranche of $5,000 (the “Second Tranche Commitment,” or together with the First Tranche Commitment, the “Loan Commitments”) per the initial Loan Facility Agreement would be available through August 15, 2025 and upon achievement of (a) at least $48,600 in revenue for the period that commenced October 1, 2024 and ending June 30, 2025 (the “Second Tranche Condition Period”), (b) total cash burn during the Second Tranche Condition Period not to exceed $600 for such period, (c) receipt by us of at least $6,000 of net proceeds from an equity financing during a period commencing on the closing date and ending on the second tranche borrowing date, and (d) receipt by WTI of the our then-current, board-approved operating and financing plan to WTI's satisfaction, as well as compliance with certain reporting conditions. In July 2025, WTI granted a 90-day extension, making the Second Tranche Commitment available through November 13, 2025. The terms of the Loan Facility Agreement were otherwise not modified in tandem with the extension. As of June 30, 2025, we were in compliance with all covenants under the WTI Loan Facility.

We initiated our first drawdown under the WTI Loan Facility of $7,500 (the “Initial Loan”) shortly after finalizing the Loan Facility Agreement in September 2024. We agreed with WTI to extend the remaining $2,500 of the First Tranche Commitment to March 31, 2025. We ultimately elected not to draw on the remainder of the first tranche and, as a result, 62,500 unvested shares of redeemable common stock were forfeited on March 31, 2025. Once repaid, we cannot reborrow from the WTI Loan Facility.

The interest rate on the outstanding principal amounts of any borrowing under the WTI Loan Facility for the three months ended June 30, 2025 was 12%. Accrued coupon interest and accrued payment-in-kind interest (“PIK interest”) are recorded within accrued and other expenses and within long-term debt, net respectively on the unaudited condensed consolidated balance sheets. Accrued PIK interest was $152 as of June 30, 2025.

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

We allocated the lender fees (including the fair value of the vested shares) and third-party debt financing costs between the Initial Loan and the remaining, undrawn Loan Commitments. The costs allocated to the Initial Loan are accounted for as a discount and will be amortized across the term of the Initial Loan using the effective interest method. The costs allocated to the remaining, undrawn Loan Commitments are accounted for as loan commitment assets, which are being amortized to interest expense using the straight-line method over the commitment periods, due to uncertainty about our intent to access the Loan Commitment. The unamortized portion of the loan commitment assets was $142 as of June 30, 2025 and is recorded within Other assets on the unaudited condensed consolidated balance sheets.

We recognized $258 of interest expense related to the amortization of debt financing costs of the WTI Loan Facility and $282 of interest expense related to the amortization of the loan commitment assets during the three months ended June 30, 2025.

We recognized $480 of interest expense related to the amortization of debt financing costs of the WTI Loan Facility and $667 of interest expense related to the amortization of the loan commitment assets during the six months ended June 30, 2025.

ABL Line of Credit

On September 11, 2024, we, as guarantor, and our wholly-owned subsidiary, OBCI, as borrower, entered into a Credit and Security Agreement (the “Credit Agreement”) with the financial institutions party thereto from time to time as lenders (collectively the “Lenders”) and ABL OPCO LLC, a Delaware limited liability company, in its capacity as administrative agent for the Lenders (in such capacity, the “Administrative Agent”).

The Credit Agreement provides for an asset-based revolving credit facility (the “ABL Line of Credit”) in a maximum principal amount of up to $15,000, which amount shall increase to $20,000 on September 11, 2025 (the “Revolving Commitment”). The ABL Line of Credit is collateralized by substantially all of our assets.

The ABL Line of Credit matures on September 10, 2027 (the “Maturity Date”). The Credit Agreement contains representations, warranties, covenants, and events of default customary for agreements of this type. As of June 30, 2025, we were in compliance with all covenants under the Credit Agreement.

The unamortized portion of debt financing costs related to the Credit Agreement as of June 30, 2025 was $597 and is recorded as a loan commitment asset within other assets on the unaudited condensed consolidated balance sheets. Issuance costs are amortized straight-line over the term of the Credit Agreement and recorded within interest income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

On June 30, 2025, there was $14,876 of outstanding borrowings, which is recorded as a current liability on the unaudited condensed consolidated balance sheets based on our intent and ability to repay the outstanding borrowings in the near term. The remaining borrowing base availability under the Credit Agreement was $124 as of June 30, 2025.

On June 11, 2025, we entered into a First Amendment to Credit and Security Agreement (the “First Amendment”) with the Lenders and ABL OPCO LLC, a Delaware limited liability company, in its capacity as administrative agent for the Lenders (in such capacity, the “Administrative Agent”). The First Amendment amends the Credit and Security Agreement, dated September 11, 2024, that was entered into by the Loan Parties, the Lenders and the Administrative Agent, to (among other things) (i) modify certain financial covenants ,including EBITDA covenants (these may be calculated differently from EBITDA as disclosed in Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q), required to be maintained by us (ii) increase the amount of capital expenditures that may be incurred by the us during certain fiscal years, and (iii) expand the eligibility of certain accounts receivable that we can borrow against. Apart from the aforementioned changes, no modifications were made to other covenants, including the liquidity covenant as fully described in Part II, Item 8 “Financial Statements and Supplementary Data - Note 6 to the Consolidated Financial Statements - Debt and Other Financing Arrangements” in its 2024 Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2024.

Financed Insurance Premium

In 2024 and 2025, we financed a number of our insurance policies through short-term commercial premium finance agreements with First Insurance Funding totaling $494 to be paid within one year, accruing interest at a weighted average rate of 9.4%. As of June 30, 2025, the remaining principal balance on the combined financed insurance premiums was $275.

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

Since inception, we have experienced recurring operating losses and generated negative cash flows from operations, resulting in an accumulated deficit of $302,817 as of June 30, 2025. During the six months ended June 30, 2025 and 2024, we had negative cash flows from operations of $8,170 and $6,721, respectively. As of June 30, 2025, we had $21,827 of cash on hand.

Notwithstanding the financings obtained as described further in “--Liquidity and Capital Resources” above, we have experienced recurring operating losses, negative cash flows from operations since inception, and a low cash balance relative to current obligations which raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flow (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(8,170)	$(6,721)
Net cash used in investing activities	(199)	(74)
Net cash provided by financing activities	9,865	5,601
Net change in cash, cash equivalents, and restricted cash	$1,496	$(1,194)

Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $8,170 as compared to net cash used in operating activities of $6,721 in the prior year. The change in operating cash flows was primarily driven by an increase in accounts receivable, which was $12,220 for the six months ended June 30, 2025 as compared to an increase in accounts receivable of $2,538 for the same period in the prior year.

Investing Activities

For the six months ended June 30, 2025, we used $199 to invest in various projects, primarily for the development of our new subscription app. For the six months ended June 30, 2024, we used $74 for investing activities due to the prioritization of research and development projects that supported seeking regulatory clearances for our products.

Financing Activities

For the six months ended June 30, 2025 and 2024, net cash provided by financing activities was $9,865 and $5,601, respectively. The increase is primarily driven by the net proceeds from short-term borrowings and proceeds from exercise of common stock warrants.

Critical Accounting Policies and Estimates

There have been no material changes from the critical accounting policies and estimates disclosed in our Form 10-K and Form 10-K/A, other than policies disclosed in this Report.

Recent Tax Legislation

The One Big Beautiful Bill Act of 2025 (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA makes changes to the U.S. corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. We are evaluating its impacts, including any potential impact in the period of enactment.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of June 30, 2025, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to the material weaknesses in our internal control over financial reporting described below.
Remediation of a Previously Reported Material Weakness in Internal Control Over Financial Reporting
As previously reported in our Form 10-Q for the period ending March 31, 2025, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. One of the material weaknesses was previously identified related to the following:

•We did not design and maintain effective controls to verify the completeness and accuracy of accrued sales tax.

In response to this identified material weakness, our management, with the oversight of the Audit Committee of our board of directors, has been actively engaged in remediating the above material weakness. During the year ended December 31, 2024 and the six months ended June 30, 2025, we implemented remediation measures designed to remediate this material weakness, including the following:

•An annual nexus assessment to identify jurisdictions where the Company has incurred additional tax liabilities and triggered additional filing and registration requirements.
•A monthly process and control that includes (a) a reconciliation whereby sales tax transactions recorded into the general ledger are compared to external reports and to tax payments remitted, (b) a recalculation of the additional sales tax liability incurred during the period, and (c) an analytic whereby the total sales tax liability incurred during the period is assessed for reasonableness.

Management has concluded that the remediation measures described above related to the completeness and accuracy of accrued sales tax have been designed, implemented, and operated effectively for a sufficient period of time for management to conclude, based on the results of our testing over the design and operating effectiveness of these controls, that the previously identified material weakness has been remediated as of June 30, 2025.

Material Weaknesses in Internal Control over Financial Reporting

We identified material weaknesses in our internal control over financial reporting. The material weaknesses are as follows: We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and financial reporting requirements. This material weakness contributed to the following material weaknesses:

•We did not design and maintain effective controls over the segregation of duties related to journal entries. Specifically, certain personnel have the ability to both create and post journal entries within the Company’s general ledger system. This material weakness did not result in any adjustments to the consolidated financial statements.

•We did not design and maintain effective controls over the accounting for the accuracy and existence of inventory, nor controls which verified the completeness and accuracy of accrued liabilities. Each of these material weaknesses resulted in immaterial adjustments within the year ended December 31, 2022 and the accrued liabilities material weakness resulted in immaterial adjustments within the year ended December 31, 2024, and in the interim periods ended March 31, 2025 and June 30, 2025.

•We did not design and maintain effective controls over the accounting for debt and equity arrangements, including convertible preferred stock, warrant arrangements, and stock-based compensation modifications. Further, we did not design and maintain effective controls to verify the completeness and accuracy of sales returns. Each of these material weaknesses resulted in material adjustments to several account balances and disclosures in the consolidated financial statements as of and for the year ended December 31, 2019. The sales returns material weakness also resulted in immaterial adjustments to revenue and accrued and other expenses as of and for the year ended December 31, 2022. The convertible preferred stock and warrant arrangements material weakness resulted in immaterial adjustments for the year ended December 31, 2024.

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

We have taken actions to improve our IT general controls, segregation of duties over journal entries controls, inventory controls, accrued liabilities, convertible preferred stock, warrant arrangements, and sales returns controls.

We continue to take actions to enhance the design of the controls we believe are necessary to remediate the material weaknesses related to sales returns. During the second quarter of 2025, we made enhancements to the design of the controls over the statement of cash flows, stock-based compensation modifications, the accuracy and existence of inventory, and IT general controls that will support the remediation of the related material weaknesses. As we continue to make progress towards remediation of these material weaknesses, we may determine the need to make further enhancements to the design of these controls.

We previously designed and implemented the controls we believe will remediate the material weakness related to the accounting for debt and equity arrangements, including convertible preferred stock and warrant arrangements. However, we may determine the need to make further enhancements to the design of these controls. The material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

Notwithstanding the above, our management believes that the unaudited condensed consolidated financial statements included in this Report state fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

As described in the “Remediation Plan” above, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

In addition to the information contained in this Report, you should carefully consider the risk factors described in our Form 10-K and Form 10-K/A, which are incorporated herein by reference, which could materially affect our business, financial condition or results. Other than the risk factors set forth below, there have been no material changes to the risk factors described in our Form 10-K and Form 10-K/A.

Changes in tax laws may impact our future financial position and results of operations.

The rules and regulations related to income, sales, use or other tax laws, statutes, rules, regulations or ordinances in the United States are subject to change and can be interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, OBBBA introduced a broad range of changes to the U.S. federal income tax regime, including the extension of key provisions from the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 1, 2025, among others. We continue to evaluate the impact of the legislation on our business and our tax liability as additional guidance becomes available.

Further, any changes in regulations or policies related to taxation and importation, including as a result of increased tariffs, could adversely impact the global economy and our operating results. In addition, as we expand our business internationally, the application and implementation of existing, new or future international laws regarding indirect taxes (such as a Value Added Tax) could materially and adversely affect our business, financial condition and results of operations. To the extent that future U.S. or international tax regulatory changes have a negative impact on us, including as a result of related uncertainty, these changes could adversely impact our business, results of operations and financial position and may require changes in the manner in which we operate in order to minimize increases in our tax liability.

Increases in tariffs, trade restrictions or taxes on our products could have an adverse impact on our operations.

The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. In particular, the U.S. has imposed increased tariffs on certain countries, focusing on those with which it has the largest trade deficits. Other countries have responded, and may continue to respond, by announcing retaliatory tariffs on U.S. imports. The tariffs have disrupted, and may continue to disrupt, the global markets and escalate tensions between the U.S. and other countries.

We source products primarily from Thailand and Vietnam. Increases in tariffs, trade restrictions, or taxes on our products could have an adverse impact on our operations. Our camera products are currently produced in Vietnam. As of the date of this Quarterly Report on Form 10-Q, imports from Vietnam are subject to a 20% tariff, with a higher 40% tariff in place for products deemed to have been “transshipped” from another country. Our sock and duo products, primarily sourced from Thailand, are also subject a 19% tariff. To the extent these tariffs increase our costs of goods sold, it could materially adversely impact our profitability, results of operations and financial condition. To the extent we alter our pricing as a result of such tariffs, it could reduce demand for our products or make our products less competitive than those of our competitors whose inputs are not subject to these tariffs, thereby decreasing our revenues and adversely impacting our results of operations. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell less competitive compared to similar products not subjected to such import tariffs. The broader macroeconomic impact of these tariffs could also pressure our business. Tariffs can contribute to inflation by increasing the cost of imported goods, which can erode consumer purchasing power and lead to less overall spending. In such an environment, demand for our products could decrease as consumers may prioritize other goods and services. Furthermore, any resulting shifts in U.S. monetary policy to combat inflation, such as interest rate hikes, could further constrain consumer spending. We are still evaluating the potential impact of the recently-announced tariffs on our business and financial condition. There can be no assurances that we will not be adversely impacted by such tariffs or that we will be able to pass on any incremental costs to our customers.

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

There were no unregistered sales of equity securities for the three months ended June 30, 2025.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) The date, time and location of our 2025 annual meeting of stockholders (the “2025 Annual Meeting”) is to be determined and will be specified in a proxy statement to be filed with the SEC. Because the date of the 2025 Annual Meeting is going to be more than 30 days after the anniversary of our 2024 annual meeting of stockholders, we are hereby notifying our stockholders that the deadline for submitting stockholder proposals pursuant to Rule 14a-8 under the Exchange Act has changed from the deadline disclosed in our 2024 proxy statement. The new deadline is August 18, 2025. In order for a stockholder proposal to be included in our 2025 proxy materials, the proposal must be in writing to the Company’s Chief Legal Officer at the Company’s principal executive offices and received by that date, and the proposal must otherwise comply with all of the requirements of Rule 14a-8. The deadlines for proposals or director nominations submitted pursuant to our Bylaws as currently in effect remain unchanged from those disclosed in our 2024 proxy statement.

(b) None

(c) During the three months ended June 30, 2025, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

During the three months ended June 30, 2025, the Company did not adopt, modify or terminate a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K ) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	First Amendment to the Credit and Security Agreement, dated June 11, 2025, by and among Owlet, Inc., Owlet Baby Care, Inc., the financial institutions party thereto from time to time as lenders, and ABL OPCI LLC, in its capacity as administrative agent for the Lenders.	8-K	001-39516	10.1	6/16/2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owlet, Inc.

Date: August 8, 2025	By:	/s/ Kurt Workman
	Name:	Kurt Workman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Amanda Crawford
	Name:	Amanda Crawford
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)