Form 10-Q
period 2025-09-30
Owlet, Inc.
filed 2025-11-13
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 10, 2025, the registrant had 27,580,607 shares of common stock, $0.0001 par value per share, outstanding.

2

3

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, our liquidity, capital resources, runway, compliance with covenants, and our ability to continue as a going concern, our ability to remediate our material weaknesses, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of risks, uncertainties and assumptions described in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”) and Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024 (the “Form 10-K/A”). These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•We have a limited operating history.
•We have a history of losses and may not sustain profitability. Operating losses could continue, which could materially and adversely affect our business, financial condition and results of operations, including our ability to continue as a going concern.
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
•We may need to raise additional capital in the future in order to support our operations and strategic plans, which may not be available to us when needed, on acceptable terms, or at all.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Owlet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,760	$20,331
Restricted cash	300	300
Accounts receivable, net of allowance for credit losses of $691 and $653, respectively	28,578	12,136
Inventory	14,528	10,523
Prepaid expenses and other current assets	4,472	2,823
Total current assets	71,638	46,113
Property and equipment, net	290	102
Right of use assets, net	82	138
Intangible assets, net	1,216	975
Other assets	1,639	2,187
Total assets	$74,865	$49,515
Liabilities, Mezzanine Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$17,656	$11,281
Accrued and other expenses	21,140	16,378
Current portion of deferred revenues	2,120	1,404
Line of credit	18,616	6,263
Current portion of long-term and other debt	3,406	1,103
Total current liabilities	62,938	36,429
Long-term debt, net	2,925	4,331
Common stock warrant liabilities	47,386	25,343
Other long-term liabilities	215	226
Total liabilities	113,464	66,329
Commitments and contingencies (Note 5)
Mezzanine equity:
Series A convertible preferred stock, $0.0001 par value, 11,479 and 11,479 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	6,651	5,151
Series B convertible preferred stock, $0.0001 par value; 9,250 and 9,250 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4,496	3,452
Redeemable common stock, 687,500 and 750,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4,397	4,334
Total mezzanine equity	15,544	12,937
Stockholders’ deficit:
Common stock, $0.0001 par value, 107,142,857 shares authorized as of September 30, 2025 and December 31, 2024; 16,502,152 and 15,725,783 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	244,538	238,442
Accumulated deficit	(298,683)	(268,195)
Total stockholders’ deficit	(54,143)	(29,751)
Total liabilities, mezzanine equity, and stockholders' deficit	$74,865	$49,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$31,988	$22,122	$79,155	$57,571
Cost of revenues	15,788	10,576	38,249	29,226
Gross profit	16,200	11,546	40,906	28,345
Operating expenses:
General and administrative	6,273	9,787	20,593	22,127
Sales and marketing	4,926	4,022	13,246	11,770
Research and development	3,785	2,559	10,441	7,260
Total operating expenses	14,984	16,368	44,280	41,157
Operating income (loss)	1,216	(4,822)	(3,374)	(12,812)
Other income (expense):
Interest income (expense), net	(860)	(112)	(2,830)	(253)
Common stock warrant liability adjustment	4,266	(673)	(23,800)	9,534
Other income (expense), net	(479)	(4)	(430)	69
Total other income (expense), net	2,927	(789)	(27,060)	9,350
Income (loss) before income tax provision	4,143	(5,611)	(30,434)	(3,462)
Income tax provision	(9)	—	(54)	(22)
Net income (loss) and comprehensive income (loss)	$4,134	$(5,611)	$(30,488)	$(3,484)
Accretion on convertible preferred stock	(848)	(1,215)	(2,544)	(4,078)
Allocation of net income to participating securities	(499)	—	—	—
Allocation of accretion on convertible preferred stock to redeemable common stock	28	14	88	17
Accretion on redeemable common stock	(21)	(5)	(63)	(5)
Allocation of net income to participating securities to redeemable common stockholders	21	—	—	—
Allocation of net income (loss) attributable to redeemable common stockholders	(139)	61	1,050	15
Net income (loss) attributable to redeemable common stockholders	$111	$(70)	$(1,075)	$(27)
Net income (loss) attributable to common stockholders	$2,676	$(6,756)	$(31,957)	$(7,535)

Net income (loss) per share attributable to redeemable common stockholders
Basic	$0.20	$(0.57)	$(1.91)	$(0.66)
Diluted	$0.19	$(0.57)	$(1.91)	$(0.66)
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to redeemable common stockholders
Basic	562,500	122,283	562,500	41,058
Diluted	687,500	122,283	562,500	41,058

Net income (loss) per share attributable to common stockholders
Basic	$0.17	$(0.61)	$(2.03)	$(0.79)
Diluted	$(0.06)	$(0.61)	$(2.03)	$(0.79)
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders
Basic	16,198,439	11,042,602	15,769,020	9,555,467
Diluted	19,313,512	11,042,602	15,769,020	9,555,467
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	28,628	$7,855	—	$—	—	$—	8,797,456	$1	$218,127	$(255,659)	$(37,531)
Issuance of convertible preferred stock	—	—	9,250	2,394	—	—	—	—	—	—	—
Preferred stock issuance costs	—	—	—	(102)	—	—	—	—	—	—	—
Accretion on convertible preferred stock	—	1,212	—	116	—	—	—	—	(1,328)	—	(1,328)
Conversion of preferred stock	(1,178)	(332)	—	—	—	—	171,719	—	332	—	332
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	22,437	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	22,791	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	—	—	2,227	—	2,227
Net income	—	—	—	—	—	—	—	—	—	3,274	3,274
Balance as of March 31, 2024	27,450	$8,735	9,250	$2,408	—	$—	9,014,403	$1	$219,450	$(252,385)	$(32,934)
Accretion on convertible preferred stock	—	1,187	—	348	—	—	—	—	(1,535)	—	(1,535)
Conversion of preferred stock	(250)	(83)	—	—	—	—	36,443	—	83	—	83
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	48,693	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,104	—	2,104
Net loss	—	—	—	—	—	—	—	—	—	(1,147)	(1,147)
Balance as of June 30, 2024	27,200	$9,839	9,250	$2,756	—	$—	9,099,539	$1	$220,102	$(253,532)	$(33,429)
Accretion on convertible preferred stock	—	867	—	348	—	—	—	—	(1,215)	—	(1,215)
Accretion on redeemable common stock	—	—	—	—	—	5	—	—	(5)	—	(5)
Conversion of preferred stock	(15,721)	(6,054)	—	—	—	—	2,291,686	—	6,054	—	6,054
Issuance of common stock related to offering	—	—	—	—	—	—	3,135,136	1	11,600	—	11,601
Common stock issuance costs	—	—	—	—	—	—	—	—	(2,141)	—	(2,141)
Issuance of warrants to underwriter	—	—	—	—	—	—	—	—	382	—	382
RSU to RSA conversion	—	—	—	—	—	—	387,309	—	—	—	—
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	439,659	—	—	—	—
Issuance of redeemable common stock	—	—	—	—	750,000	4,308	0	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	36,534	—	129	—	129
Exercise of options	—	—	—	—	—	—	4,018	—	17	—	17
Stock-based compensation	—	—	—	—	—	—	—	—	2,759	—	2,759
Net loss	—	—	—	—	—	—	—	—	—	(5,611)	(5,611)
Balance as of September 30, 2024	11,479	$4,652	9,250	$3,104	750,000	$4,313	15,393,881	$2	$237,682	$(259,143)	$(21,459)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit (continued)
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	11,479	$5,151	9,250	$3,452	750,000	$4,334	15,725,783	$2	$238,442	$(268,195)	$(29,751)
Accretion on convertible preferred stock	—	500	—	348	—	—	—	—	(848)	—	(848)
Accretion on redeemable common stock	—	—	—	—	—	21	—	—	(21)	—	(21)
Common stock issuance costs	—	—	—	—	—	—	—	—	7	—	7
Forfeiture of redeemable common stock	—	—	—	—	(62,500)	—	—	—	—	—	—
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	56,149	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	26,917	—	97	—	97
Stock-based compensation	—	—	—	—	—	—	—	—	1,684	—	1,684
Net income	—	—	—	—	—	—	—	—	—	3,025	3,025
Balance as of March 31, 2025	11,479	$5,651	9,250	$3,800	687,500	$4,355	15,808,849	$2	$239,361	$(265,170)	$(25,807)
Accretion on convertible preferred stock	—	500	—	348	—	—	—	—	(848)	—	(848)
Accretion on redeemable common stock	—	—	—	—	—	21	—	—	(21)	—	(21)
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	58,928	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—	390,378	—	3,579	—	3,579
Stock-based compensation	—	—	—	—	—	—	—	—	1,588	—	1,588
Net loss	—	—	—	—	—	—	—	—	—	(37,647)	(37,647)
Balance as of June 30, 2025	11,479	$6,151	9,250	$4,148	687,500	$4,376	16,258,155	$2	$243,659	$(302,817)	$(59,156)
Accretion on convertible preferred stock	—	500	—	348	—	—	—	—	(848)	—	(848)
Accretion on redeemable common stock	—	—	—	—	—	21	—	—	(21)	—	(21)
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	120,742	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—	11,840	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	44,243	—	161	—	161
Exercise of options	—	—	—	—	—	—	67,172	—	281	—	281
Stock-based compensation	—	—	—	—	—	—	—	—	1,306	—	1,306
Net income	—	—	—	—	—	—	—	—	—	4,134	4,134
Balance as of September 30, 2025	11,479	$6,651	9,250	$4,496	687,500	$4,397	16,502,152	$2	$244,538	$(298,683)	$(54,143)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(30,488)	$(3,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	369	330
Stock-based compensation	4,516	7,046
Provision for credit losses	52	(347)
Common stock warrant liability adjustment	23,800	(9,534)
Impairment of intangible and other assets	36	1,892
Amortization of right of use assets	56	870
Amortization of debt financing costs	1,717	55
Accrued warrant exchange transaction costs	432	—
(Gain)/loss on extinguishment of debt	—	418
(Gain)/loss on forgiveness on interest accrued	—	(508)
Write-off of prepaid deposit	347	—
Other adjustments, net	278	150
Changes in assets and liabilities:
Accounts receivable	(16,513)	(2,483)
Prepaid expenses and other assets	(2,391)	323
Inventory	(4,127)	(4,243)
Accounts payable and accrued and other expenses	10,907	(3,051)
Lease liabilities	(82)	(1,130)
Other liabilities	—	(769)
Deferred revenue	751	242
Other, net	—	8
Net cash used in operating activities	(10,340)	(14,215)
Cash flows from investing activities
Purchase of property and equipment	(74)	(2)
Purchase of intangible assets	(62)	(93)
Capitalized internal-use software development costs	(318)	(492)
Net cash used in investing activities	(454)	(587)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of $0 and $394 of paid transaction costs, respectively	—	8,856
Proceeds from issuance of common stock, net of $0 and $1,041 of paid transaction costs	—	10,559
Proceeds from short-term borrowings	67,730	28,479
Payments of short-term borrowings	(55,397)	(28,332)
Proceeds from long-term borrowings	—	7,500
Payments of long-term borrowings	—	(5,000)
Payments related to debt extinguishment costs	—	(761)
Employee taxes paid related to the net share settlement of stock-based awards	(944)	(723)
Proceeds related to the issuance of common stock under stock plans	963	372
Debt financing costs paid	(174)	(609)
Issuance costs paid related to 2024 common stock and warrants	(276)	—
Issuance costs paid related to 2023 preferred stock and warrants	—	(450)
Warrant exchange transaction costs paid	(40)	—
Proceeds from exercise of common stock warrants	1,822	—
Other, net	539	236
Net cash provided by financing activities	14,223	20,127
Net change in cash, cash equivalents, and restricted cash	3,429	5,325
Cash, cash equivalents, and restricted cash at beginning of period	20,631	16,557
Cash, cash equivalents, and restricted cash at end of period	$24,060	$21,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$45	$30
Cash paid for interest	1,146	2,463
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$200	$33
Purchases of intangible assets included in accounts payable	118	45
Conversion of preferred stock	—	6,469
Accretion on preferred stock and redeemable common stock	2,607	4,083
Issuance of common stock warrants to underwriter	—	382
Equity issuance costs included in accounts payable and accrued liabilities	—	718
Debt issuance costs included in accounts payable and accrued liabilities	—	209
Reclassification from long-term to current debt	2,323	—
Stock-based compensation for software development	62	45
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

The Company has historically experienced recurring operating losses, with the exception of the third quarter of 2025, and has generated negative cash flows from operations. The Company had an accumulated deficit of $298,683 as of September 30, 2025, and during the nine months ended September 30, 2025 and 2024, the Company had negative cash flows from operations of $10,340 and $14,215, respectively. As of September 30, 2025, the Company had $23,760 of cash on hand.
As the Company continues to address these financial conditions, management has undertaken the following actions:

•As described in Note 12, Subsequent Events, in October 2025 the Company completed an offering for the sale of 4,825,400 shares of its common stock at an offering price to the public of $7.15 per share. From this offering, the Company received net proceeds of $32,109 after deducting underwriting discounts and commissions. The Company intends to use the net proceeds of this offering to support continued commercialization and research and development, and for general corporate purposes.

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

•As described in Note 4, Debt and Other Financing Arrangements, in September 2024, the Company entered into a loan facility agreement with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively “WTI” or “Lenders”) for a term loan facility of up to $15,000 (the “WTI Loan Facility”). In July 2025, WTI granted a 90-day extension, making the Second Tranche Commitment available through November 13, 2025, which was previously available through August 15, 2025. On September 11, 2024, the Company entered into a credit and security agreement (the “Credit Agreement”) for an asset-based revolving credit facility (the “ABL Line of Credit”) with the financial institutions party thereto from time to time as lenders (collectively, the “Lenders”) and ABL OPCO LLC, a Delaware limited liability company, in its capacity as administrative agent for the Lenders (in such capacity, the “Administrative Agent”), with a maximum revolving commitment amount of up to $15,000, with an additional $5,000 revolving commitment available on September 11, 2025. On June 11, 2025, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”) to, among other things, (i) modify certain financial covenants required to be maintained by the Company's wholly-owned subsidiary, Owlet Baby Care, Inc., a Delaware corporation (“OBCI”), (ii) increase the amount of capital expenditures that may be incurred by OBCI during certain fiscal years, and (iii) expand the eligibility of certain accounts receivable that OBCI can borrow against. As of September 30, 2025, the Company has borrowings of $7,500 under the WTI Loan Facility and $18,616 under the ABL Line of Credit.

The Company's historical operating and cash flow results, as well as the Company's September 30, 2025 cash balance in relation to its obligations, are considerations that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Though the Company obtained equity financing through its public offering in October 2025, there can be no assurance that the Company will be able to obtain additional financing on terms acceptable to it, if at all. Failure to secure additional funding may require the Company to modify, delay or abandon some of its planned future development, or to otherwise enact further operating cost reductions, which could have a material adverse effect on its business, operating results, financial condition and ability to achieve its intended business objectives.

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of September 30, 2025, substantially all of the Company’s cash was held with Silicon Valley Bank and Citibank, and exceeded federally insured limits.

Although the Company’s sales and accounts receivable are derived from sales contracts with a large number of customers, its top several customers account for a significant amount of its total sales and make up a correspondingly large portion of its accounts receivable. During the three months ended September 30, 2025, there were three customers who individually represented 10% or more of total net revenues, accounting for 37%, 10%, and 10% of total net revenues. During the nine months ended September 30, 2025, one customer accounted for 46% of total net revenues, with no other customers exceeding 10% of total net revenues during that period. This same customer accounted for 40% of the accounts receivable, net balance as of September 30, 2025. During the three months ended September 30, 2024, one customer accounted for 50% of total net revenues with no other customers exceeding 10% of total net revenues. During the nine months ended September 30, 2024, there were two customers who individually represented 10% or more of total net revenues, accounting for 40% and 12% of total net revenues.

The Company’s largest customers by total net accounts receivable consisted of the following:

	September 30, 2025	December 31, 2024
Three largest customers by total net accounts receivable	69%	63%

Revisions to Previously Issued Condensed Consolidated Financial Statements and Financial Information

In connection with the preparation of its 2024 financial statements, the Company identified errors in the unaudited condensed consolidated statements of cash flows for the interim period ended September 30, 2024. Specifically, the Company’s historical proceeds from short-term borrowings and payments of short-term borrowings were overstated by the same amount with no net impact to total cash flows from financing activities in its unaudited condensed consolidated statements of cash flows for the interim period ended September 30, 2024. Additionally, the Company also identified and corrected for immaterial classification errors between cash flows from operating activities and investing activities for the interim period ended September 30, 2024. The Company also identified and corrected for immaterial classification errors within the line items in the cash flows from operating activities and for an immaterial classification error between cash flows from operating activities and financing activities for the interim period ended September 30, 2024.

The Company assessed the effect of the errors on prior periods under the guidance of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on its assessment, the Company determined that the errors were not material to any previously issued financial statements; however, the Company has elected to revise the Company's unaudited condensed consolidated statements of cash flows. These corrections have no impact on the Company's previously reported consolidated net income (loss), financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as previously reported on the Company's unaudited condensed consolidated statements of cash flows. The Company's unaudited condensed consolidated statements of cash flows for the interim period ended September 30, 2024, have been revised and disclosed in Note 11, Revision of Previously Issued Quarterly Information (Unaudited) below.

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

In July 2025, the FASB issued ASU 2025-05, which amended the guidance in ASC 326 to simplify the estimation of credit losses on accounts receivable and contract assets from revenue transactions. The amended guidance allows companies to elect a practical expedient to assume that conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating the expected credit losses of the asset. This update is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. Early adoption of this guidance is permitted. Companies that elect the practical expedient are required to apply the amendments prospectively. We are currently assessing the impact and timing of adopting this amended guidance on our condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amended guidance modernizes the accounting for costs related to internal-use software to more closely align with current software development methods. The guidance removes references to project stages and clarifies when we are required to start capitalizing eligible costs. The new guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. We are evaluating the impact this amended guidance may have on our condensed consolidated financial statements.

Recent Tax Legislation

The One Big Beautiful Bill Act of 2025 (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA makes changes to the U.S. corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The Company has evaluated the OBBBA enacted during the quarter and determined there was no material impact on the Company’s income tax provision for the three and nine months ended September 30, 2025.

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

	September 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets:
Cash and cash equivalents	$23,760	$21,582
Restricted cash	300	300
Total cash, cash equivalents, and restricted cash	$24,060	$21,882

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

Changes in the Company's allowance for credit and other losses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$953	$542	$653	$3,322
Charges to expense	77	37	84	(347)
Charges to revenue	(251)	37	51	131
Write-offs	(88)	(24)	(97)	(2,514)
Ending balance	$691	$592	$691	$592

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

Inventory

Details of inventory were as follows (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$155	$100
Finished goods	14,373	10,423
Total inventory	$14,528	$10,523

Prepaid expenses and other current assets

For the nine months ended September 30, 2025, a write-off of $347 related to a prepaid deposit for materials determined to have no alternative future use in our research and development efforts was recorded within research and development expenses.

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Tooling and manufacturing equipment	$2,249	$2,618
Computer equipment	421	322
Furniture and fixtures	198	289
Software	47	106
Leasehold improvements	3	35
Total property and equipment	2,918	3,370
Less: accumulated depreciation and amortization	(2,628)	(3,268)
Property and equipment, net	$290	$102

Depreciation and amortization expense on property and equipment was $32 and $72 for the three months ended September 30, 2025 and September 30, 2024, respectively. For the three months ended September 30, 2025 and September 30, 2024, the Company allocated $14 and $67, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment within cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining depreciation and amortization expense related to property and equipment was recorded within general and administrative expenses.

Depreciation and amortization expense on property and equipment was $86 and $256 for the nine months ended September 30, 2025 and September 30, 2024, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company allocated $58 and $235, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment within cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining depreciation and amortization expense related to property and equipment was recorded within general and administrative expenses.

Intangible Assets, net

The carrying amounts of intangible assets consisted of the following (in thousands):

	September 30, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks and patents	$751	$(407)	$344
Internally developed software	1,174	(302)	872
Total intangible assets	$1,925	$(709)	$1,216

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks and patents	$677	$(346)	$331
Internally developed software	725	(81)	644
Total intangible assets	$1,402	$(427)	$975

Amortization expense of intangible assets was $109 and $45 for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, the Company recorded $85 and $30, respectively, of amortization expense related to internally developed software within cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining amortization expense related to trademarks and patents was recorded within general and administrative expenses.

Amortization expense of intangible assets was $283 and $75 for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded $221 and $30, respectively, of amortization expense related to internally developed software within cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining amortization expense related to trademarks and patents was recorded within general and administrative expenses.

As of September 30, 2025, the estimated future amortization expenses and reconciliation to total intangible assets consisted of the following (in thousands):

For the years ended December 31,	Amount
Remaining three months of 2025	$109
2026	432
2027	340
2028	99
2029	30
Thereafter	61
Total future amortization expenses	$1,071
Intangible assets not yet subject to amortization	145
Total intangible assets	$1,216

In 2021, the Company began work on an internally developed software project and during 2021 and 2022 total costs of $1,873 were capitalized within intangible assets on the balance sheet. Due to financial constraints the Company was experiencing in 2022, work on the project was paused and each subsequent period the Company reconsidered the probability that the project would be resumed when the Company’s financial condition allowed and whether any technological developments had changed the prospects for the project's eventual success and recovery of the carrying amount of the asset. Because the software was still in development and not ready for general release the Company did not recognize any amortization for the three or nine months ended September 30, 2024.

In September of 2024, the Company made the decision to extend the pause of this particular software development project indefinitely, indicating that the carrying amount of the asset was unlikely to be recoverable. The Company recognized $1,873 of impairment charges during the three and nine months ended September 30, 2024, to fully impair that particular internally developed software project, which was recorded within general and administrative expenses on the unaudited condensed consolidated statement of operations and comprehensive income (loss). Impairment charges related to intangible assets during the three and nine months ended September 30, 2025 were immaterial.

Accrued and Other Expenses

Accrued and other expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll	$4,803	$3,639
Accrued sales discounts	3,073	1,773
Accrued sales returns	1,449	902
Accrued legal settlements	5,925	5,343
Other	5,890	4,721
Total accrued and other expenses	$21,140	$16,378

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accrued warranty, beginning of period	$352	$843	$291	$782
Settlements of warranty claims during the period	(310)	(189)	(687)	(660)
Provision for warranties issued during the period	187	455	494	865
Changes in provision for pre-existing warranties	161	(179)	292	(57)
Accrued warranty, end of period	$390	$930	$390	$930
Note 3. Deferred Revenues

Deferred revenues relate to performance obligations for which payments are received from customers prior to the satisfaction of the Company’s obligations to its customers. Deferred revenues primarily consist of amounts allocated to the mobile application, unspecified upgrade rights, added features, bug fixes, content, and subscription services, and are recognized over the service period of the performance obligations, which range from 1 to 27 months.

Changes in the total deferred revenues balance were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$1,889	$1,390	$1,544	$1,302
Deferral of revenues	1,808	846	3,878	2,082
Recognition of deferred revenues	(1,403)	(692)	(3,128)	(1,840)
Ending balance	$2,294	$1,544	$2,294	$1,544

The Company recognized $783 and $533 of revenue during the three months ended September 30, 2025 and 2024, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

The Company recognized $1,274 and $1,540 of revenue during the nine months ended September 30, 2025 and 2024, respectively, that was included in the deferred revenue balance at the beginning of the respective period. Revenue for the nine months ended September 30, 2025 included a reduction of revenue of $451 relating to the correction of immaterial misstatements from previous periods. Revenue for the nine months ended September 30, 2024 included $330 relating to the correction of immaterial misstatements from previous periods.

Note 4. Debt and Other Financing Arrangements

The Company’s indebtedness consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Term loan facility payable to WTI, net	$5,736	$4,819
Line of credit	18,616	6,263
Financed insurance premium	596	615
Total debt	24,948	11,697
Less: current portion	(22,023)	(7,366)
Total long-term debt, net	$2,925	$4,331

The carrying value of the Company’s long-term debt, net approximate its fair value.

WTI Loan Facility

On September 11, 2024, (the "Effective Date"), OBCI, as the borrower, entered into a Loan Facility Agreement (the “Loan Facility Agreement”) with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively, “WTI” for a term loan facility of up to $15,000 (the “WTI Loan Facility”).

The WTI Loan Facility consists of two tranches. The first tranche of $10,000 was available at closing and through September 30, 2024, with $2,500 of the first tranche availability extendable until December 31, 2024 (the “First Tranche Commitment”). The second tranche of $5,000 (the “Second Tranche Commitment,” or together with the First Tranche Commitment, the “Loan Commitments”) per the initial Loan Facility Agreement was available through August 15, 2025 and upon achievement of (a) at least $48,600 in revenue for the period that commenced October 1, 2024 and ending June 30, 2025 (the “Second Tranche Condition Period”), (b) total cash burn during the Second Tranche Condition Period not to exceed $600 for such period, (c) receipt by the Company of at least $6,000 of net proceeds from an equity financing during a period commencing on the closing date and ending on the second tranche borrowing date, and (d) receipt by WTI of the Company’s then-current, board-approved operating and financing plan to WTI's satisfaction, as well as compliance with certain reporting conditions. In July 2025, WTI granted a 90-day extension, making the Second Tranche Commitment available through November 13, 2025. The terms of the Loan Facility Agreement were otherwise not modified in tandem with the extension. As of September 30, 2025, the Company was in compliance with all covenants under the WTI Loan Facility.

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

The interest rate on the outstanding principal amounts of any borrowing under the WTI Loan Facility for the three months ended September 30, 2025 was 12%. Accrued coupon interest and accrued payment-in-kind interest (“PIK interest”) are recorded within accrued and other expenses and within long-term debt, net, respectively on the unaudited condensed consolidated balance sheets. Accrued PIK interest was $201 as of September 30, 2025.

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

The Company allocated the lender fees (including the fair value of the vested shares) and third-party debt financing costs between the Initial Loan and the remaining, undrawn Loan Commitments. The costs allocated to the Initial Loan are accounted for as a discount and will be amortized across the term of the Initial Loan using the effective interest method. The costs allocated to the remaining, undrawn Loan Commitments are accounted for as loan commitment assets, which are being amortized to interest expense using the straight-line method over the commitment periods, due to uncertainty about the Company’s intent to access the Loan Commitment. The unamortized portion of the loan commitment assets was $47 as of September 30, 2025 and is recorded within other assets on the unaudited condensed consolidated balance sheets.

The Company recognized $293 and $43 of interest expense related to the amortization of debt financing costs of the WTI Loan Facility and $95 and $136 of interest expense related to the amortization of the loan commitment assets during the three months ended September 30, 2025 and September 30, 2024, respectively.

The Company recognized $773 and $43 of interest expense related to the amortization of debt financing costs of the WTI Loan Facility and $762 and $136 of interest expense related to the amortization of the loan commitment assets during the nine months ended September 30, 2025 and September 30, 2024, respectively.

As of September 30, 2025, details of the WTI Loan Facility were as follows (in thousands):

Amount
Principal outstanding	$7,500
Unamortized debt financing costs	(1,965)
Accrued PIK Interest	201
Net carrying value	$5,736

ABL Line of Credit

On September 11, 2024, OBCI, as borrower, entered into the Credit Agreement with the financial institutions party thereto from time to time as lenders (collectively the “Lenders”) and ABL OPCO LLC, a Delaware limited liability company, in its capacity as administrative agent for the Lenders (in such capacity, the “Administrative Agent”).

The Credit Agreement provided for an ABL Line of Credit with an initial maximum principal amount of up to $15,000, which increased to $20,000 on September 11, 2025 (the “Revolving Commitment”). The ABL Line of Credit is collateralized by substantially all of the Company's assets.

The ABL Line of Credit matures on September 10, 2027 (the “Maturity Date”). The Credit Agreement contains representations, warranties, covenants, and events of default customary for agreements of this type. As of September 30, 2025, the Company was in compliance with all covenants under the Credit Agreement.

On September 30, 2025, there was $18,616 of outstanding borrowings, which is recorded as a current liability on the unaudited condensed consolidated balance sheet based on the Company's intent and ability to repay the outstanding borrowings in the near term. The remaining borrowing base availability under the Credit Agreement was $725 as of September 30, 2025.

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

The unamortized portion of debt financing costs related to the Credit Agreement as of September 30, 2025 was $603 and is recorded as a loan commitment asset within other assets on the unaudited condensed consolidated balance sheets. These costs are amortized straight-line over the term of the Credit Agreement and recorded within interest income (expense), net on the unaudited condensed consolidated statement of operations and comprehensive income (loss).

The Company recognized $70 and $12 of interest expense related to the amortization of the loan commitment assets during the three months ended September 30, 2025 and September 30, 2024, respectively.

The Company recognized $181 and $12 of interest expense related to the amortization of the loan commitment assets during the nine months ended September 30, 2025 and September 30, 2024, respectively.

Financed Insurance Premiums

In 2024 and 2025, the Company financed a number of its insurance policies through short-term commercial premium finance agreements with First Insurance Funding totaling $1,064 to be paid within one year, accruing interest at a weighted average rate of 8.6%. As of September 30, 2025, the remaining principal balance on the combined financed insurance premiums was $596.

Future Aggregate Maturities

As of September 30, 2025, future aggregate maturities of the WTI Loan Facility and Financed Insurance Premium payables were as follows (in thousands):

For the years ended December 31,	Amount
Remaining three months of 2025	$722
2026	3,508
2027	3,550
2028	517
Total	$8,297
Note 5. Commitments and Contingencies

Purchase and Other Obligations

The Company entered into a services and license agreement for cloud platform services in June 2024. The Company has a purchase obligation of $6,739 to be paid over a 48-month period beginning in June 2024 and $3,945 remains to be paid at September 30, 2025.

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

Following mediation, the parties to the Butala action reached agreements in principle to settle both the Section 10(b) Claims and the Section 14(a) Claims. The Section 10(b) Claims would be resolved for $3,500 and the Section 14(a) Claims would be resolved for $1,750. On January 31, 2025, the plaintiffs filed motions seeking preliminary approval of the settlements of the Section 10(b) Claims and Section 14(a) Claims. On September 15, 2025, the Court granted preliminary approval of the settlement of the Section 14(a) Claims. On September 29, 2025, the Court granted preliminary approval of the settlement of the Section 10(b) Claims. A final fairness hearing on both settlements has been scheduled for February 6, 2026. In accordance with ASC 450, as these amounts have become probable and estimable, the Company recognized $5,250 of general and administrative expense in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2024. The related liability is recorded in accrued and other expenses on the unaudited condensed consolidated balance sheet as of September 30, 2025. Additionally, in September 2025 the Company received confirmation from Company legal counsel and insurance providers that insurance would be contributing $1,159 to settling the 14(a) Claims. As the this insurance contribution was deemed probable, the Company recorded an insurance loss recovery of $1,159 in general and administrative expense on the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three months ended September 30,2025. The related asset is recorded in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet as of September 30, 2025.

In October 2025, the Company fully settled both Section 14(a) Claims and Section 10(b) Claims as reported above. See Note 12 for further discussion of the settlement.

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

On December 13, 2024, these two complaints were consolidated into a single action captioned Vargas v. Workman, et al., No. 2:24-cv-07258-FLA (C.D. Cal.) On February 7, 2025, the plaintiffs filed an amended consolidated complaint asserting the claims previously made in the two derivative complaints. The parties in the Vargas action reached agreements in principle to settle, and plaintiffs filed a joint Notice of Settlement with the Court on March 3, 2025. On March 6, 2025, the Court vacated deadlines in the Vargas action in light of the plaintiffs’ settlement notice, and set April 2, 2025 as the deadline for plaintiffs to file a motion for preliminary approval of the settlement. On March 31, 2025, the plaintiffs filed a joint stipulation with the Court to extend that deadline to April 9, 2025. The Court so ordered the stipulation on April 2, 2025, and the plaintiffs filed the motion for preliminary approval of the settlement on April 9, 2025. On September 10, 2025, the Court granted preliminary approval of the settlement. A final fairness hearing on the settlement has been scheduled for February 6, 2026. The parties have agreed to specific corporate governance reforms Owlet would implement and to an unopposed request to the Court for $675 in attorneys’ fees for securing such reforms.

In accordance with ASC 450, as these amounts have become probable and estimable, the Company recorded $675 of general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025. The related liability is recorded in accrued and other expenses on the unaudited condensed consolidated balance sheet as of September 30, 2025. The Company expects to pay this expense in the first quarter of 2026.

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

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$616	$1,859	$2,278	$4,376
Sales and marketing	260	365	991	1,076
Research and development	395	490	1,247	1,594
Total stock-based compensation	$1,271	$2,714	$4,516	$7,046

The Company capitalized stock-based compensation attributable to internally developed software of $35 and $62 for the three and nine months ended September 30, 2025, respectively, compared to $45 and $45 for the same periods in 2024.

As of September 30, 2025, the Company had $11,092 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted-average period of 1.2 years.

Equity Incentive Plan

Under the 2021 Incentive Award Plan, the Company has the ability to grant options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”), dividend equivalents, or other stock or cash-based awards to employees, directors, or consultants. Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Options and PSU awards generally vest over a period of four years. RSUs are generally subject to a four year vesting term with 25% vesting after one year and quarterly thereafter, or on a two year vesting term with 50% after one year and the remaining after the second year, or a one year vesting term with 100% after one year, depending on grant reason. RSU grants to directors typically vest at the earlier of one year from the date of grant or the next annual shareholder meeting and, in certain circumstances, vest immediately. RSAs generally vest over less than one year.

RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	1,451,643	$5.84
Granted	55,646	$4.57
Vested	(67,591)	$11.20
Forfeited	(824)	$65.39
Outstanding as of March 31, 2025	1,438,874	$5.53
Granted	21,980	$4.19
Vested	(47,486)	$13.02
Forfeited	(51,820)	$5.12
Outstanding as of June 30, 2025	1,361,548	$5.27
Granted	985,459	$8.45
Vested	(120,742)	$7.21
Forfeited	—	$—
Outstanding as of September 30, 2025	2,226,265	$6.64

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

In addition to the underwriter discount, the offering expenses with third parties were $863, of which $0 in issuance costs that were unpaid as of September 30, 2025. The Company also reimbursed the underwriters for $198 in fees and expenses, including legal expenses, out-of-pocket expenses, and clearing expenses. The issuance costs associated with the September 2024 Offering were recorded as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheets.

Pursuant to the underwriting agreement, the Company also issued, as a portion of the underwriting compensation payable to the underwriter, a warrant to purchase up to 125,405 shares of common stock (which was subsequently transferred to certain affiliates of the underwriter, the “Titan Warrants”).

The Titan Warrants are initially exercisable on March 13, 2025 at an exercise price of $4.63 and have a term of five years from such initial exercise date. As of September 30, 2025, 25,081 of the Titan Warrants have been exercised.

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

August 2024 Exchange

On August 20, 2024, holders of the Series A convertible preferred stock (“Series A Preferred Stock”) of the Company elected to convert an aggregate of 15,721 shares of Series A Preferred Stock in exchange for an aggregate of 2,291,686 shares of the Company’s common stock, all as in accordance with the terms of the Certificate of Designation relating to the Series A Preferred Stock. As of September 30, 2025, the redemption value for the remaining Series A convertible preferred stock is $11,479.

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

As of September 30, 2025, the redemption value for Series B convertible preferred stock is $9,250. The Series B convertible stock will accrete to its redemption value, starting from the issuance date to the date at which the shares become redeemable on March 1, 2029. None of the Series B convertible preferred stock had been converted as of September 30, 2025. None of the Series B Warrants have been exercised as of September 30, 2025. As previously reported, on August 7, 2025 the Company entered into a privately negotiated Exchange Agreement (the “Exchange Agreement”) with certain holders of the Company’s Series A Warrants and Series B Warrants to exchange Series A Warrants or Series B Warrants for newly issued shares of the Company's common stock. See the Exchange Agreement - Series A and Series B Warrants section below, as well as Note 12 Subsequent Events for additional details regarding the warrant exchange.

February 2023 Offering

On February 17, 2023 the Company entered into private placement investment agreements with certain investors, pursuant to which the Company issued and sold to the investors (i) an aggregate of 30,000 shares of the Company’s Series A convertible preferred stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 7,871,712 shares of the Company’s common stock (“Series A Warrants”) for an aggregate purchase price of $30,000.

The Series A convertible stock is accreting to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend. Each of the Series A Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $4.66 per share, is immediately exercisable, and will expire on February 17, 2028. As of September 30, 2025, 390,378 of the Series A Warrants have been exercised. The Series A Warrants that were exercised were marked to market based on the liability classification of the warrants, and the Company subsequently received $1,822 of cash proceeds during the nine months ended September 30, 2025 from the exercise of the Series A Warrants. See the Exchange Agreement - Series A and Series B Warrants section below, as well as Note 12 Subsequent Events for additional details regarding the warrant exchange.

SBG Common Stock Warrants

As a result of the merger completed with SBG on July 15, 2021 (the “Merger”), the Company continues to record liabilities for warrants issued by SBG prior to the Merger.

Pursuant to the SBG initial public offering, SBG sold warrants to purchase an aggregate of 821,428 shares of the Company’s common stock at a price of $161.00 per share (“SBG Public Warrants”). Following the closing of the Initial Public Offering on September 17, 2020, the Company completed the sale of warrants to purchase an aggregate of 471,428 shares of the Company’s common stock at a price of $161.00 per share in a private placement to Sandbridge Acquisition Holdings LLC (the “SBG Private Placement Warrants”). Together, the SBG Public Warrants and SBG Private Placement Warrants are referred to as the “SBG Common Stock Warrants.” The SBG Public Warrants became exercisable 12 months from the closing of the Initial Public Offering. The SBG Common Stock

Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation. None of the SBG Common Stock Warrants have been exercised as of September 30, 2025.

SVB Warrants

In March 2023, the Company granted Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (“SVB”) a warrant to purchase 10,714 shares of the Company’s common stock at a price of $5.32 per share, expiring on March 27, 2035 (the “SVB Warrants”) in connection with the first amendment to the Third Amended and Restated Loan and Security Agreement (as amended) between the Company and SVB (as amended, the “LSA”). On September 11, 2024, the LSA was terminated with no obligations outstanding thereunder. The SVB Warrants, which were valued at $43, are classified as equity and included within additional paid-in capital on the unaudited condensed consolidated balance sheets. None of the SVB Warrants have been exercised as of September 30, 2025.

Common Stock Warrants

The following table summarizes issuable shares of the Company’s common stock based on warrant activity for the nine months ended September 30, 2025:

	December 31, 2024	Shares Issuable by New Warrants	Shares Purchased by Exercise	Shares No Longer Issuable per Exchange Agreement	September 30, 2025
SBG Public Warrants	821,428	—	—	—	821,428
SBG Private Placement Warrants	471,428	—	—	—	471,428
Series A Warrants	7,871,712	—	(390,378)	(2,802,807)	4,678,527
Series B Warrants	1,799,021	—	—	(785,522)	1,013,499
SVB Warrants	10,714	—	—	—	10,714
Titan Warrants	125,405	—	(25,081)	—	100,324
Total	11,099,708	—	(415,459)	(3,588,329)	7,095,920

Exchange Agreement - Series A and Series B Warrants

On August 7, 2025, the Company and certain holders (the “Holders”) of the Company’s Series A Warrants and Series B Warrants entered into an Exchange Agreement, in which the Holders agreed to exchange with the Company their Series A Warrants relating to an aggregate of 7,215,737 shares of common stock and, if applicable, their Series B Warrants relating to an aggregate of 1,799,021 shares of common stock, for an aggregate of 5,426,429 newly issued shares (collectively, the “Exchange Shares”) of common stock (collectively, the “Exchanges”). This Exchange Agreement is a modification to the original warrant agreements for Series A and Series B Warrants and is considered a firm commitment to issue a fixed number of shares as of the modification date. As of September 30, 2025, the Company has adjusted the fair value of the warrants to reflect the fair value of Exchange Shares to be issued upon execution of the Exchange Agreement (see Note 8). The Exchange Agreement was consummated in October 2025 (see Note 12).

As part of the Exchange Agreement, the Black-Scholes Model was used to value the Series A and Series B Warrants subject to that agreement, and derive the number of common shares that would ultimately be exchanged for those warrants upon execution of the agreement. A number of key inputs were used in the Black-Scholes valuation, including the following: (1) the maturity dates for each of the Series A Warrants and the Series B Warrants, which were February 17, 2028 and March 1, 2029, respectively, and were determined by reference to the terms of the Series A Warrants and the Series B Warrants; (2) the per share exercise prices for each of the Series A Warrants and the Series B Warrants, which were $4.662 and $7.713, respectively, and were determined by reference to the terms of the Series A Warrants and the Series B Warrants; (3) a stock price reference price of $7.26, which represented the 60-day volume-weighted average price of the Company's common stock as of August 1, 2025; (4) a realized term volatility of 80% for each of the Series A Warrants and the Series B Warrants, which represents the realized volatility consistent with the remaining term of the Series A Warrants; (5) a dividend rate of 0%, which was determined to be appropriate because the Company does not currently pay dividends; and (6) risk-free rates for the Series A Warrants and the Series B Warrants of 3.41% and 3.37%, respectively, which represent the Secured Overnight Funding Rates, as published by Bloomberg and interpolated for the remaining term of the Series A Warrants and Series B Warrants.

As a result of the inputs provided above, the Black-Scholes Model indicated (1) a valuation for the Series A Warrants of $4.44 per each share of common stock issuable under the Series A Warrants and (2) a valuation for the Series B Warrants of $4.09 per share of common stock issuable under the Series B Warrants. This valuation also implied an approximate exchange ratio of 0.61 shares of common stock for each share of common stock issuable under the Series A Warrants and an approximate exchange ratio of 0.56 shares of common stock for each share of common stock issuable under the Series B Warrants. Based on the indicated valuation produced by the Black-Scholes Model and the aggregate ownership of the participating holders of the Series A Warrants and the Series B Warrants

(which information was provided by the Company), it was calculated that an aggregate of 4,412,930 and 1,013,499 shares of common stock would be issued to the participating holders of the Series A Warrants and Series B Warrants, respectively, in exchange for such Warrants.

Apart from the aggregate 4,412,930 common shares to be issued to Series A Warrant holders as part of the Exchange Agreement, as of September 30, 2025 there were 265,597 Series A Warrants that were not subject to the terms of the Exchange Agreement and, as of September 30, 2025, represented 265,597 shares of issuable common stock according to the original terms of the Series A Warrants.

Note 8. Fair Value Measurements

The Company’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis were as follows (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$8,167	$—	$—	$8,167
Total assets	$8,167	$—	$—	$8,167
Liabilities:
SBG Public Warrants	$—	$—	$—	$—
SBG Private Placement Warrants	—	—	—	—
Series A Warrants	—	—	38,802	38,802
Series B Warrants	—	—	8,584	8,584
Total liabilities	$—	$—	$47,386	$47,386

	December 31, 2024
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$8,223	$—	$—	$8,223
Total assets	$8,223	$—	$—	$8,223
Liabilities:
SBG Public Warrants	$—	$—	$5	$5
SBG Private Placement Warrants	—	—	2	2
Series A Warrants	—	—	20,750	20,750
Series B Warrants	—	—	4,586	4,586
Total liabilities	$—	$—	$25,343	$25,343

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The SBG Public Warrants and SBG Private Placement Warrants as of September 30, 2025 and December 31, 2024 are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

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

The Company measured the fair value of both the SBG Public Warrants and the SBG Private Placement Warrants as of September 30, 2025 and December 31, 2024 using the Black-Scholes option pricing model with the following assumptions:

SBG Common Stock Warrants - Black-Scholes Inputs	September 30, 2025	December 31, 2024
OWLT stock price	$8.47	$4.45
Exercise price of warrants	$161.00	$161.00
Term in years	0.79	1.54
Risk-free interest rate	3.74%	4.21%
Volatility	75.00%	90.00%

The Series A Warrants presented as Level 3 measurements rely on unobservable inputs reflecting the Company’s own assumptions.

The Series A Warrants presented as Level 3 measurements at September 30, 2025 include 7,215,737 warrants that are subject to the Exchange Agreement, and represent a liability for 4,412,930 common shares to be contingently issued as part of that agreement, and 265,597 warrants that are not subject to the Exchange Agreement (see Note 7 and Note 12).

Prior to the execution of the Exchange Agreement, the Series A warrants were valued using the Black-Scholes option pricing model. Due to the terms of the Exchange Agreement and the modification of the warrants to a liability to be settled in a fixed number of shares, the Company determined that the value of those shares covered by the agreement should represent the fair value of the shares to be issued as of the date of the exchange and subsequently remeasured to fair value at the end of each reporting period. The value of the shares was determined using a probability-weighted model whose primary inputs were the number of shares to be issued under the Exchange Agreement, or 4,412,930 shares, the price of the Company's publicly traded shares at September 30, 2025, or $8.47, and the Company's assessment of the probability that the exchange would be approved by the Company's shareholders. Due to 44% of the voting shares being contractually obligated to vote in favor of the agreement, and due to the significant economic conditions favoring the approval for other shareholders, the Company assessed that at September 30, 2025 the probability that the Exchange Agreement would be approved was effectively 100%.

As noted above, the Company continued to measure the fair value of the 265,597 Series A Warrants not subject to the Exchange Agreement as of September 30, 2025 and all Series A Warrants as of December 31, 2024, using the Black-Scholes option pricing model with the following assumptions:

Series A Warrants - Black-Scholes Inputs	September 30, 2025	December 31, 2024
OWLT stock price	$8.47	$4.45
Exercise price of warrants	$4.66	$4.66
Term in years	2.38	3.13
Risk-free interest rate	3.60%	4.28%
Volatility	78.00%	90.00%

The value of the Series A warrant liability as of September 30, 2025 was $38,802, with a total decrease in fair value of $2,824 being recorded in the common stock warrant liability adjustment for the three months ended September 30, 2025.

The Series B Warrants presented as Level 3 measurements rely on unobservable inputs reflecting the Company’s own assumptions.

All of the Series B Warrants outstanding at September 30, 2025 were subject to the Exchange Agreement, and represent a liability to 1,013,499 common shares to be contingently issued as part of that agreement (see Note 7 and Note 12).

Prior to the execution of the Exchange Agreement, the Series B warrants were valued using the Black-Scholes option pricing model. Due to the terms of the Exchange Agreement and the modification of the warrants to a liability to be settled in a fixed number of shares, the Company determined that the value of those shares covered by the agreement should represent the fair value of the shares to be issued as of the date of the exchange and subsequently remeasured to fair value at the end of each reporting period. The value of the shares was determined using a probability-weighted model whose primary inputs were the number of shares to be issued under the Exchange Agreement, or 1,013,499 shares, the price of the Company's publicly traded shares at September 30, 2025, or $8.47, and the Company's assessment of the probability that the exchange would be approved by the Company's shareholders, which as discussed in Series A Warrant section above was deemed to be effectively 100%.

The value of the Series B warrant liability as of September 30, 2025 was $8,584, with a total decrease in fair value of $1,442 being recorded in the common stock warrant liability adjustment for the three months ended September 30, 2025.

The Company measured the fair value of the Series B Warrants as of December 31, 2024 using the Black-Scholes option pricing model with the following assumptions:

Series B Warrants - Black-Scholes Inputs	December 31, 2024
OWLT stock price	$4.45
Exercise price of warrants	$7.71
Term in years	4.16
Risk-free interest rate	4.33%
Volatility	90.00%

The following table presents a reconciliation of the Company’s SBG Public Warrants, SBG Private Placement Warrants, Series A Warrants, and Series B Warrants (together, the “Level 3 Warrants”) measured at fair value on a recurring basis as of September 30, 2025 (in thousands):

Level 3 Warrants
Balance as of December 31, 2024	$25,343
Change in fair value included within common stock warrant liability adjustment	23,800
Exercise of common stock warrants	(1,757)
Balance as of September 30, 2025	$47,386

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

The following tables present the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2025	2025	2024	2024
	Redeemable Common Stock	Common Stock	Redeemable Common Stock	Common Stock
Numerator:
Allocation of net income (loss) attributable to common stockholders	$139	$3,995	$(61)	$(5,550)
Accretion on convertible preferred stock	(28)	(820)	(14)	(1,201)
Accretion on redeemable common stock	21	(21)	5	(5)
Allocation of net income to participating securities	(21)	(478)	—	—
Allocated net income (loss) attributable to common stockholders, basic	$111	$2,676	$(70)	$(6,756)
Denominator:
Weighted average common shares outstanding, basic	562,500	16,198,439	122,283	11,042,602
Net income (loss) per share attributable to common stockholders, basic	$0.20	$0.17	$(0.57)	$(0.61)

	Three Months Ended September 30,
	2025	2025	2024	2024
	Redeemable Common Stock	Common Stock	Redeemable Common Stock	Common Stock
Numerator:
Allocation of net income (loss) attributable to common stockholders	$139	$3,995	$(61)	$(5,550)
Accretion on convertible preferred stock	(28)	(820)	(14)	(1,201)
Accretion on redeemable common stock	21	(21)	5	(5)
Effect of dilutive securities	—	(4,266)	—	—
Allocated net income (loss) attributable to common stockholders, diluted	$132	$(1,112)	$(70)	$(6,756)
Denominator:
Weighted average common shares outstanding, basic	562,500	16,198,439	122,283	11,042,602
Effect of dilutive securities	125,000	3,115,073	0	0
Weighted average common shares outstanding, diluted	687,500	19,313,512	122,283	11,042,602
Net income (loss) per share attributable to common stockholders, diluted	$0.19	$(0.06)	$(0.57)	$(0.61)

	Nine Months Ended September 30,
	2025	2025	2024	2024
	Redeemable Common Stock	Common Stock	Redeemable Common Stock	Common Stock
Numerator:
Allocation of net income (loss) attributable to common stockholders	$(1,050)	$(29,438)	$(15)	$(3,469)
Accretion on convertible preferred stock	(88)	(2,456)	(17)	(4,061)
Accretion on redeemable common stock	63	(63)	5	(5)
Allocation of net income to participating securities	—	—	—	—
Allocated net income (loss) attributable to common stockholders, basic	$(1,075)	$(31,957)	$(27)	$(7,535)
Denominator:
Weighted average common shares outstanding, basic	562,500	15,769,020	41,058	9,555,467
Net income (loss) per share attributable to common stockholders, basic	$(1.91)	$(2.03)	$(0.66)	$(0.79)

	Nine Months Ended September 30,
	2025	2025	2024	2024
	Redeemable Common Stock	Common Stock	Redeemable Common Stock	Common Stock
Numerator:
Allocation of net income (loss) attributable to common stockholders	$(1,050)	$(29,438)	$(15)	$(3,469)
Accretion on convertible preferred stock	(88)	(2,456)	(17)	(4,061)
Accretion on redeemable common stock	63	(63)	5	(5)
Effect of dilutive securities	—	—	—	—
Allocated net income (loss) attributable to common stockholders, diluted	$(1,075)	$(31,957)	$(27)	$(7,535)
Denominator:
Weighted average common shares outstanding, basic	562,500	15,769,020	41,058	9,555,467
Effect of dilutive securities	—	—	—	—
Weighted average common shares outstanding, diluted	562,500	15,769,020	41,058	9,555,467
Net income (loss) per share attributable to common stockholders, diluted	$(1.91)	$(2.03)	$(0.66)	$(0.79)

The following table summarizes the common stock equivalents of potentially dilutive outstanding securities excluded from the computation of diluted net loss per share due to their anti-dilutive effect:

	September 30,
	2025	2024
Stock options	267,207	457,500
RSUs	2,226,265	1,408,197
RSAs	—	387,309
PSUs	—	56,391
ESPP shares committed	39,451	28,367
Common stock warrants	1,403,894	11,099,708
Preferred stock	2,872,668	2,872,668
Total	6,809,485	16,310,140

The Company’s 200,536 unvested earnout shares and 125,000 unvested shares issued to WTI described in Part II, Item 8 “Financial Statements and Supplementary Data - Note 9 to the Consolidated Financial Statements - Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock” in its Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2024 were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of September 30, 2025.

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

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$22,249	$18,527	$63,827	$47,321
United Kingdom	3,357	1,368	5,260	4,333
Other	6,382	2,227	10,068	5,917
Total revenues	$31,988	$22,122	$79,155	$57,571

Other than the United States and United Kingdom, no individual country exceeded 10% of total revenues for the three or nine months ended September 30, 2025 and September 30, 2024.

The Company’s long-lived assets are composed of property and equipment and right of use assets, net, and are summarized by geographic area as follows (in thousands):

	September 30, 2025	December 31, 2024
United States	$205	$167
International	167	73
Total long-lived assets, net	$372	$240

Note 11. Revision of Previously Issued Quarterly Information (Unaudited)

The unaudited condensed consolidated statements of cash flows for the interim period September 30, 2024 have been revised to correct for prior period errors as discussed in Note 1. Basis of Presentation. The effect on the unaudited condensed consolidated statements of cash flows for the affected period is as follows (in thousands):

	Nine Months Ended September 30, 2024
(unaudited)	As Reported	Adjustments	As Revised
Cash flows from operating activities
Other adjustments, net (1)	$(490)	$837	$347
Accounts payable and accrued and other expenses	(3,011)	(40)	(3,051)
Other, net (2)	(37)	(482)	(519)
Net cash used in operating activities	$(14,530)	$315	$(14,215)

Cash flows from investing activities
Purchase of intangible assets	$(228)	$135	$(93)
Net cash used in investing activities	$(722)	$135	$(587)

Cash flows from financing activities
Proceeds from short-term borrowings	$65,225	$(36,746)	$28,479
Payments of short-term borrowings	(65,078)	36,746	(28,332)
Issuance costs paid related to 2023 preferred stock and warrants	—	(450)	(450)
Net cash provided by financing activities	$20,577	$(450)	$20,127
(1) For the nine months ended September 30, 2024 this line item has been further disaggregated on the unaudited condensed consolidated statements of cash flows within this Form 10-Q as Amortization of debt financing costs, (Gain)/loss on extinguishment of debt, (Gain)/loss on forgiveness on interest accrued, $232 within Accounts receivable, and Other adjustments, net.

(2) For the nine months ended September 30, 2024 this line item has been further disaggregated on the unaudited condensed consolidated statements of cash flows within this Form 10-Q as Other liabilities, Deferred revenue, and Other, net.

Note 12. Subsequent Events

Exchange Warrants

On October 10, 2025 the Company consummated the Exchange Agreement and the issuance of the Exchange Shares (see Note 7). Upon completing the Exchange, the Company recorded a common stock warrant liability adjustment expense of $922 related to the warrants exchanged, a decrease in the common stock warrant liabilities of $46,884, an increase in common stock, par value $0.0001 of $1, and an increase in additional paid-in capital of $46,883.

As of October 10, 2025, after giving effect to the Exchanges, the Company had 22,788,420 shares of common stock outstanding.

Underwriting Agreement

On October 21, 2025, the Company entered into an underwriting agreement and on October 23, 2025, the Company completed an offering for the sale of 4,196,000 shares of its common stock at an offering price to the public of $7.15 per share, less underwriting discounts and commissions. Subsequently, the underwriters exercised their over-allotment option for an additional 629,400 shares, which settled after the initial closing and increased the total shares issued in the offering to 4,825,400. From this offering, the Company received net proceeds of $32,109 after deducting underwriting discounts and commissions. The shares were issued pursuant to the Company's registration statement on Form S-3 (File No. 333-281556) filed by the Company with the SEC on August 14, 2024, which was declared effective on August 23, 2024. A final prospectus relating to the offering was filed with the SEC on October 22, 2025.

Legal Proceedings

In October 2025, the Company paid out the amounts required for resolution on both Section 14(a) Claims and Section 10(b) Claims in the Butala action as reported in Note 5. Commitments and Contingencies. The Company paid $591 in cash, while the Company's insurance provider contributed the other $1,159, in full settlement of the Section 14(a) Claims. The insurance portion of this settlement was recorded as an insurance loss recovery in the third quarter ended September 30, 2025 as reported above in Note 5. Commitments and Contingencies. The Company also paid $3,500 cash in full settlement of the Section 10(b) Claims.

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

Operating Expenses

General and Administrative. General and administrative expenses consist primarily of salaries, benefits, stock-based compensation, and bonuses for finance and accounting, legal, human resources, operations, quality and administrative executives and employees; third-party legal, accounting, customer service, software, and other professional services; corporate travel and entertainment; depreciation and amortization of property and equipment, asset impairment charges, legal settlements, insurance loss recovery, and facilities rent.

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

Other Income (Expense), Net. Other income (expense), net includes our net gain (loss) on foreign exchange transactions and transaction costs.

Income Tax Provision. Income tax provision consists primarily of U.S. federal and state income taxes related to the tax jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our results of operations for the periods, indicated in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$31,988	$22,122	$79,155	$57,571
Cost of revenues	15,788	10,576	38,249	29,226
Gross profit	16,200	11,546	40,906	28,345
Operating expenses:
General and administrative	6,273	9,787	20,593	22,127
Sales and marketing	4,926	4,022	13,246	11,770
Research and development	3,785	2,559	10,441	7,260
Total operating expenses	14,984	16,368	44,280	41,157
Operating income (loss)	1,216	(4,822)	(3,374)	(12,812)
Other income (expense):
Interest income (expense), net	(860)	(112)	(2,830)	(253)
Common stock warrant liability adjustment	4,266	(673)	(23,800)	9,534
Other income (expense), net	(479)	(4)	(430)	69
Total other income (expense), net	2,927	(789)	(27,060)	9,350
Income (loss) before income tax provision	4,143	(5,611)	(30,434)	(3,462)
Income tax provision	(9)	—	(54)	(22)
Net income (loss) and comprehensive income (loss)	$4,134	$(5,611)	$(30,488)	$(3,484)
Accretion on convertible preferred stock	(848)	(1,215)	(2,544)	(4,078)
Allocation of net income to participating securities	(499)	—	—	—
Allocation of accretion on convertible preferred stock to redeemable common stock	28	14	88	17
Accretion on redeemable common stock	(21)	(5)	(63)	(5)
Allocation of net income to participating securities to redeemable common stockholders	21	—	—	—
Allocation of net income (loss) attributable to redeemable common stockholders	(139)	61	1,050	15
Net income (loss) attributable to redeemable common stockholders	111	(70)	(1,075)	(27)
Net income (loss) attributable to common stockholders	$2,676	$(6,756)	$(31,957)	$(7,535)

Net income (loss) per share attributable to redeemable common stockholders
Basic	$0.20	$(0.57)	$(1.91)	$(0.66)
Diluted	$0.19	$(0.57)	$(1.91)	$(0.66)
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to redeemable common stockholders
Basic	562,500	122,283	562,500	41,058
Diluted	687,500	122,283	562,500	41,058

Net income (loss) per share attributable to common stockholders
Basic	$0.17	$(0.61)	$(2.03)	$(0.79)

Diluted	$(0.06)	$(0.61)	$(2.03)	$(0.79)
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders
Basic	16,198,439	11,042,602	15,769,020	9,555,467
Diluted	19,313,512	11,042,602	15,769,020	9,555,467

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues	$31,988	$22,122	$9,866	44.6%	$79,155	$57,571	$21,584	37.5%

Revenues increased by $9,866, or 44.6%, from $22,122 for the three months ended September 30, 2024 to $31,988 for the three months ended September 30, 2025. Revenues increased by $21,584, or 37.5%, from $57,571 for the nine months ended September 30, 2024 to $79,155 for the nine months ended September 30, 2025. For both the three month and nine month periods ended September 30, 2025, the increase in revenues was primarily due to higher sales of Dream Sock and Dream Duo products, reflecting an increase in consumer demand as compared to the same periods in the prior year. The increase in revenues to a lesser extent was also attributed to the growth in revenue for our Owlet360 subscription service, which launched in January 2025.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Cost of revenues	$15,788	$10,576	$5,212	49.3%	$38,249	$29,226	$9,023	30.9%
Gross margin	50.6%	52.2%	(1.5)%		51.7%	49.2%	2.4%

Cost of revenues increased by $5,212, or 49.3%, from $10,576 for the three months ended September 30, 2024 to $15,788 for the three months ended September 30, 2025. The increase in cost of revenues was primarily due to the increase in product sales. Gross margin decreased from 52.2% for the three months ended September 30, 2024 to 50.6% for the three months ended September 30, 2025. The decrease in gross margin was largely due to tariffs, partially offset by a favorable product mix, improved fixed cost absorption, lower direct product and fulfillment costs, and growth in revenue for our Owlet360 subscription service.

Cost of revenues increased by $9,023, or 30.9%, from $29,226 for the nine months ended September 30, 2024 to $38,249 for the nine months ended September 30, 2025. The increase in cost of revenues was primarily due to the increase in product sales. Gross margin increased from 49.2% for the nine months ended September 30, 2024 to 51.7% for the nine months ended September 30, 2025. The increase in gross margin was primarily due to higher revenue, favorable product mix, improved fixed cost absorption, and lower direct product and fulfillment costs. The increase in gross margin to a lesser extent was also attributed to the growth in revenue for our Owlet360 subscription service. These contributions to gross margin expansion were partially offset by tariffs, particularly in the third quarter of 2025.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
General and administrative	$6,273	$9,787	$(3,514)	(35.9%)	$20,593	$22,127	$(1,534)	(6.9%)

General and administrative expenses decreased by $3,514, or 35.9%, from $9,787 for the three months ended September 30, 2024 to $6,273 for the three months ended September 30, 2025. The decrease in general and administrative expenses was driven primarily by the absence of impairment charges related to intangible assets, an insurance loss recovery, and lower stock-based compensation partially offset by higher compensation expense mostly due to an increase in headcount and bonus accrual, as compared to the same period in the prior year.

General and administrative expenses decreased by $1,534, or 6.9%, from $22,127 for the nine months ended September 30, 2024 to $20,593 for the nine months ended September 30, 2025. The decrease in general and administrative expenses was driven primarily by the absence of impairment charges related to intangible assets, lower stock-based compensation, and an insurance loss recovery, partially offset by higher compensation expense mostly due to an increase in headcount and bonus accrual and an increase in litigation settlements as compared to the same period in the prior year.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Sales and marketing	$4,926	$4,022	$904	22.5%	$13,246	$11,770	$1,476	12.5%

Sales and marketing expenses increased by $904, or 22.5%, from $4,022 for the three months ended September 30, 2024 to $4,926 for the three months ended September 30, 2025. The increase in sales and marketing expenses was driven primarily by higher marketing spend and an increase in compensation expense due to accrued bonuses as compared to the same period in the prior year.

Sales and marketing expenses increased by $1,476, or 12.5%, from $11,770 for the nine months ended September 30, 2024 to $13,246 for the nine months ended September 30, 2025. The increase in sales and marketing expenses was driven primarily by higher marketing spend and an increase in compensation expense due to accrued bonuses as compared to the same period in the prior year.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Research and development	$3,785	$2,559	$1,226	47.9%	$10,441	$7,260	$3,181	43.8%

Research and development expenses increased by $1,226, or 47.9%, from $2,559 for the three months ended September 30, 2024 to $3,785 for the three months ended September 30, 2025. The increase in research and development expenses was driven primarily by increased investment in research and development and higher compensation expense, including accrued bonuses, as compared to the same period in the prior year.

Research and development expenses increased by $3,181, or 43.8%, from $7,260 for the nine months ended September 30, 2024 to $10,441 for the nine months ended September 30, 2025. The increase in research and development expenses was driven primarily by increased investment in research and development and higher compensation expense, including accrued bonuses, as compared to the same period in the prior year.

Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Interest income (expense), net	$(860)	$(112)	$(748)	667.9%	$(2,830)	$(253)	$(2,577)	1018.6%
Common stock warrant liability adjustment	$4,266	$(673)	$4,939	(733.9%)	$(23,800)	$9,534	$(33,334)	(349.6%)
Other income (expense), net	$(479)	$(4)	$(475)	11875.0%	$(430)	$69	$(499)	(723.2%)

Interest expense increased by $748, from $112 of interest expense for the three months ended September 30, 2024 to $860 of interest expense for the three months ended September 30, 2025. Interest expense increased by $2,577, from $253 for the nine months ended September 30, 2024 to $2,830 for the nine months ended September 30, 2025. For both the three and nine month periods ended September 30, 2025, the increase in interest expense was driven primarily by interest and amortization of issuance costs related to the Company's current term loan facility and asset-based revolving credit facility, which were entered into in September 2024 as well as the absence of a gain on interest for forgiveness of interest accrued related to an arrangement with a significant vendor that was fully settled in September 2024, partially offset by the absence of termination fees related to the SVB term loan.

For the three months ended September 30, 2025, we recognized a gain of $4,266 as compared to a loss of $673 for the same period in the prior year resulting from a decrease in the fair value of common stock warrants outstanding for the three months ended September 30, 2025, as compared to an increase in the fair value of common stock warrants outstanding for the same period in the prior year.

For the nine months ended September 30, 2025, we recognized a loss of $23,800 as compared to a gain of $9,534 for the same period in the prior year resulting from an increase in the fair value of common stock warrants outstanding for the nine months ended

September 30, 2025, as compared to a decrease in the fair value of common stock warrants outstanding for the same period in the prior year. Additionally, the loss recognized for the nine months ended September 30, 2025 included the increase in fair value of the Series B Warrants that were issued in February 2024, which were not outstanding for the full period in the prior year.

Other income (expense) increased by $475, from $4 of other expense for the three months ended September 30, 2024 to $479 of other expense for the three months ended September 30, 2025. Other income (expense) increased by $499, from $69 of income for the nine months ended September 30, 2024 to $430 of expense for the nine months ended September 30, 2025. For both the three and nine month periods ended September 30, 2025, the increase in expense was driven primarily by transaction costs related to the Warrant Exchange as discussed in Note 7. Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock and Note 12. Subsequent Events, within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report.

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

Adjusted EBITDA is defined as net income (loss) adjusted for income tax provision, interest expense, net, depreciation and amortization, impairment of intangible assets, common stock warrant liability adjustment, stock-based compensation, transaction costs, insurance loss recovery related to certain legal matters, net of charges related to certain legal matters, and restructuring costs.

Adjusted EBITDA is not a recognized term under GAAP, and our presentation of this non-GAAP measure does not replace the presentation of our financial results in accordance with GAAP. Because all companies do not use adjusted EBITDA (and similarly titled financial measures) in the same way, those measures as used by other companies may not be consistent with the way we calculate such measures. The non-GAAP financial measure included in this report should not be construed as a substitute for or better indicator of the Company’s performance than the most directly comparable GAAP financial measure. See the reconciliation table below for additional information regarding the non-GAAP financial measure included herein (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP net income (loss)	$4,134	$(5,611)	$(30,488)	$(3,484)
Income tax provision	9	—	54	22
Interest expense, net	860	112	2,830	253
Depreciation and amortization	141	117	369	330
Impairment of intangible assets	16	1,880	36	1,892
Common stock warrant liability adjustment	(4,266)	673	23,800	(9,534)
Stock-based compensation	1,271	2,715	4,516	7,046
Transaction costs	472	—	472	375
Insurance loss recovery related to certain legal matters, net of charges related to certain legal matters	(1,078)	—	290	—
Restructuring costs	—	722	—	722
Non-GAAP Adjusted EBITDA	$1,559	$608	$1,879	$(2,378)

Liquidity and Capital Resources

We fund our operations primarily with proceeds from issuances of our convertible preferred stock, issuances of our common stock, borrowings under our loan facilities, issuances of convertible promissory notes, and sales of our products and services. As of September 30, 2025, we had cash and cash equivalents of $23,760.

Tariffs announced in 2025 have adversely impacted our cost of good sold and gross margins and may continue to affect cash flows if elevated tariff rates persist.

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

As of September 30, 2025, 390,378 of the Series A Warrants have been exercised. The Series A Warrants that were exercised were marked to market based on the liability classification of the warrants, and we subsequently received $1,822 of cash proceeds during the nine months ended September 30, 2025 from the exercise of the Series A Warrants.

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

As of September 30, 2025, the redemption value for Series B convertible preferred stock is $9,250. None of the Series B convertible preferred stock had been converted as of September 30, 2025. None of the Series B Warrants have been exercised as of September 30, 2025.

On August 7, 2025, we entered into a privately negotiated Exchange Agreement with certain Holders of our Series A Warrants and Series B Warrants, in which the Holders agreed to exchange with us their Series A Warrants relating to an aggregate of 7,215,737 shares of common stock and, if applicable, their Series B Warrants relating to an aggregate of 1,799,021 shares of common stock, for an aggregate of 5,426,429 of newly issued shares of common stock. We consummated the Exchanges and the issuance of the Exchange Shares on October 10, 2025. See Note 7. Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock and Note 12. Subsequent Events, within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report, for additional details regarding this agreement.

On September 11, 2024, we entered into an underwriting agreement and issued 3,135,136 shares of our common stock at a price to the public of $3.70 per share, less underwriting discounts and commissions. The net proceeds we received were $10,590. The shares were issued pursuant to our registration statement on Form S-3 (File No. 333-281556), filed by us with the SEC on August 14, 2024, which was declared effective on August 23, 2024. We provided the underwriter a discount of 7% off the offering price.

In addition to the underwriter discount, the offering expenses with third parties were $863, of which $0 in issuance costs that were unpaid as of September 30, 2025. We also reimbursed the underwriters for $198 in fees and expenses, including legal expenses, out-of-pocket expenses, and clearing expenses. The issuance costs associated with the September 2024 Offering were recorded as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheets.

Pursuant to the underwriting agreement, we also issued, as a portion of the underwriting compensation payable to the underwriter, a warrant to purchase up to 125,405 shares of our common stock (which was subsequently transferred to certain affiliates of the underwriter, the “Titan Warrants”).

The Titan Warrants are initially exercisable on March 13, 2025 at an exercise price of $4.63 and have a term of five years from such initial exercise date. As of September 30, 2025, 25,081 of the Titan Warrants have been exercised.

On October 21, 2025, the Company entered into an underwriting agreement and, on October 23, 2025, the Company completed an offering for the sale of 4,196,000 shares of its common stock at an offering price to the public of $7.15 per share, less underwriting discounts and commissions. Subsequently, the underwriters exercised their over-allotment option for an additional 629,400 shares, which settled after the initial closing and increased the total shares issued in the offering to 4,825,400. From this offering, the Company received net proceeds of $32,109 after deducting underwriting discounts and commissions. The shares were issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-281556) filed by the Company with the SEC on August 14, 2024, which was declared effective on August 23, 2024. A final prospectus relating to the offering was filed with the SEC on October 22, 2025.

WTI Loan Facility

On September 11, 2024,(the “Effective Date”), we, as guarantor, and our wholly-owned subsidiary, Owlet Baby Care, Inc., a Delaware corporation (“OBCI”), as the borrower, entered into a Loan Facility Agreement (the “Loan Facility Agreement”) with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively “WTI” for a term loan facility of up to $15,000 (the “WTI Loan Facility”).

The WTI Loan Facility consists of two tranches. The first tranche of $10,000 was available at closing and through September 30, 2024, with $2,500 of the first tranche availability extendable until December 31, 2024 (the “First Tranche Commitment”). The second tranche of $5,000 (the “Second Tranche Commitment,” or together with the First Tranche Commitment, the “Loan Commitments”) per the initial Loan Facility Agreement would be available through August 15, 2025 and upon achievement of (a) at least $48,600 in revenue for the period that commenced October 1, 2024 and ending June 30, 2025 (the “Second Tranche Condition Period”), (b) total cash burn during the Second Tranche Condition Period not to exceed $600 for such period, (c) receipt by us of at least $6,000 of net proceeds from an equity financing during a period commencing on the closing date and ending on the second tranche borrowing date, and (d) receipt by WTI of the our then-current, board-approved operating and financing plan to WTI's satisfaction, as well as compliance with certain reporting conditions. In July 2025, WTI granted a 90-day extension, making the Second Tranche Commitment available through November 13, 2025. The terms of the Loan Facility Agreement were otherwise not modified in tandem with the extension. As of September 30, 2025, we were in compliance with all covenants under the WTI Loan Facility.

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

The interest rate on the outstanding principal amounts of any borrowing under the WTI Loan Facility for the three months ended September 30, 2025 was 12%. Accrued coupon interest and accrued payment-in-kind interest (“PIK interest”) are recorded within accrued and other expenses and within long-term debt, net respectively on the unaudited condensed consolidated balance sheets. Accrued PIK interest was $201 as of September 30, 2025.

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

We allocated the lender fees (including the fair value of the vested shares) and third-party debt financing costs between the Initial Loan and the remaining, undrawn Loan Commitments. The costs allocated to the Initial Loan are accounted for as a discount and will be amortized across the term of the Initial Loan using the effective interest method. The costs allocated to the remaining, undrawn Loan Commitments are accounted for as loan commitment assets, which are being amortized to interest expense using the straight-line method over the commitment periods, due to uncertainty about our intent to access the Loan Commitment. The unamortized portion of the loan commitment assets was $47 as of September 30, 2025 and is recorded within Other assets on the unaudited condensed consolidated balance sheets.

We recognized $293 and $43 of interest expense related to the amortization of debt financing costs of the WTI Loan Facility and $95 and $136 of interest expense related to the amortization of the loan commitment assets during the three months ended September 30, 2025 and September 30, 2024, respectively.

We recognized $773 and $43 of interest expense related to the amortization of debt financing costs of the WTI Loan Facility and $762 and $136 of interest expense related to the amortization of the loan commitment assets during the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

The Credit Agreement provides for an asset-based revolving credit facility (the “ABL Line of Credit”) in a maximum principal amount of up to $15,000, which increased to $20,000 on September 11, 2025 (the “Revolving Commitment”). The ABL Line of Credit is collateralized by substantially all of our assets.

The ABL Line of Credit matures on September 10, 2027 (the “Maturity Date”). The Credit Agreement contains representations, warranties, covenants, and events of default customary for agreements of this type. As of September 30, 2025, we were in compliance with all covenants under the Credit Agreement.

On September 30, 2025, there was $18,616 of outstanding borrowings, which is recorded as a current liability on the unaudited condensed consolidated balance sheets based on our intent and ability to repay the outstanding borrowings in the near term. The remaining borrowing base availability under the Credit Agreement was $725 as of September 30, 2025.

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

The unamortized portion of debt financing costs related to the Credit Agreement as of September 30, 2025 was $603 and is recorded as a loan commitment asset within other assets on the unaudited condensed consolidated balance sheets. These costs are amortized straight-line over the term of the Credit Agreement and recorded within interest income (expense), net on the unaudited condensed consolidated statement of operations and comprehensive income (loss).

We recognized $70 and $12 of interest expense related to the amortization of the loan commitment assets during the three months ended September 30, 2025 and September 30, 2024, respectively.

We recognized $181 and $12 of interest expense related to the amortization of the loan commitment assets during the nine months ended September 30, 2025 and September 30, 2024, respectively.

Financed Insurance Premium

In 2024 and 2025, we financed a number of our insurance policies through short-term commercial premium finance agreements with First Insurance Funding totaling $1,064 to be paid within one year, accruing interest at a weighted average rate of 8.6%. As of September 30, 2025, the remaining principal balance on the combined financed insurance premiums was $596.

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

We have historically experienced recurring operating losses, with the exception of the third quarter of 2025, and have generated negative cash flows from operations. We had an accumulated deficit of $298,683 as of September 30, 2025 and during the nine months ended September 30, 2025 and 2024, we had negative cash flows from operations of $10,340 and $14,215, respectively. As of September 30, 2025, we had $23,760 of cash on hand.

Notwithstanding the financings obtained as described further in “--Liquidity and Capital Resources” above, our historical operating and cash flow results, as well as our September 30, 2025 cash balance in relation to our obligations are considerations which raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Though we obtained equity financing through our public offering in October 2025, there can be no assurance that we will be able to obtain additional financing on terms acceptable to us, if at all. Failure to secure additional funding may require us to modify, delay or abandon some of our planned future development, or to otherwise enact further operating cost reductions, which could have a material adverse effect on our business, operating results, financial condition and ability to achieve our intended business objectives.

Cash Flows

The following table summarizes our cash flow (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(10,340)	$(14,215)
Net cash used in investing activities	(454)	(587)
Net cash provided by financing activities	14,223	20,127
Net change in cash, cash equivalents, and restricted cash	$3,429	$5,325

Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $10,340 as compared to net cash used in operating activities of $14,215 in the prior year. The change in operating cash flows was primarily driven by an increase in accrual net loss adjusted for non-cash items (adjustments to reconcile net loss to net cash used in operating activities.)

Investing Activities

For both the nine months ended September 30, 2025 and September 30, 2024, we used $454 and $587 respectively, to invest in various projects, primarily for the development and enhancement of our new subscription app.

Financing Activities

For the nine months ended September 30, 2025 and 2024, net cash provided by financing activities was $14,223 and $20,127, respectively. The decrease is primarily driven by the fact that we received less from the net proceeds from short-term borrowings and proceeds from exercise of common stock warrants in the current period than the proceeds for the following in the prior period: net proceeds from issuance of common stock, preferred stock and warrants as well as proceeds from long-term borrowings and issuance of redeemable common stock, net of payments.

Critical Accounting Policies and Estimates

There have been no material changes from the critical accounting policies and estimates disclosed in our Form 10-K and Form 10-K/A, other than policies disclosed in this Report.

Recent Tax Legislation

The One Big Beautiful Bill Act of 2025 (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA makes changes to the U.S. corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. We are evaluating its impacts, including any potential impact in the period of enactment. See Note 1. Basis of Presentation, within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report for additional information.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of September 30, 2025, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to the material weaknesses in our internal control over financial reporting described below.
Remediation of a Previously Reported Material Weakness in Internal Control Over Financial Reporting
As previously reported in our Form 10-Q for the period ending June 30, 2025, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. One of the material weaknesses was previously identified related to the following:

•We did not design and maintain effective controls to verify the completeness and accuracy of sales returns.

In response to this identified material weakness, our management, with the oversight of the Audit Committee of our board of directors, has been actively engaged in remediating the above material weakness. During the year ended December 31, 2024 and the nine months ended September 30, 2025, we implemented remediation measures designed to remediate this material weakness, including the following:

•A monthly review of accrued sales returns for appropriate valuation based on historical sales and return rates, and to ensure that estimated returns are appropriately reflected in revenue.
•A semi-annual analysis and update of the return rates used in the monthly review (discussed above) to ensure they are reflective of complete and accurate historical sales and customer return activity.

Management has concluded that the remediation measures described above related to the completeness and accuracy of sales returns have been designed, implemented, and operated effectively for a sufficient period of time for management to conclude, based on the results of our testing over the design and operating effectiveness of these controls, that the previously identified material weakness has been remediated as of September 30, 2025.

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

•We did not design and maintain effective controls over the accounting for debt and equity arrangements, including convertible preferred stock, warrant arrangements, and stock-based compensation modifications. Each of these material weaknesses resulted in material adjustments to several account balances and disclosures in the consolidated financial statements as of and for the year ended December 31, 2019, and immaterial adjustments for the year ended December 31, 2024 and the interim period ended September 30, 2025.

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

We previously designed and implemented the controls we believe will remediate the material weaknesses related to the accuracy and existence of inventory, the statement of cash flows, and debt and equity arrangements, including convertible preferred stock, and warrant arrangements. However, we may determine the need to make further enhancements to the design of these controls. The material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

During the third quarter of 2025, we made enhancements to the design of IT general controls for information systems that are relevant to the preparation of our consolidated financial statements. We are enhancing the design of system controls that govern segregation of duties over journal entries and other financially significant systems and business processes. We initiated a segregation of duties business process analysis whereby existing compensating controls are being identified and new compensating controls are being designed to address segregation of duties conflicts. As we continue to make progress towards remediation of these material weaknesses, we may determine the need to make further enhancements to the design of these controls.

Notwithstanding the above, our management believes that the unaudited condensed consolidated financial statements included in this Report state fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

As described in the “Remediation Plan” above, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.

From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. We evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigations or other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage to our reputation, and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement agreement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition and operating results. For a description of our legal proceedings, see Note 5, Commitments and Contingencies, within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report, which is incorporated herein by reference.
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

We have a history of losses and may not sustain profitability. Operating losses could continue, which could materially and adversely affect our business, financial condition and results of operations, including our ability to continue as a going concern.

We have a history of losses and may not sustain profitability. Since our inception, we have incurred recurring operating losses, generated negative cash flows from operations, and financed our operations principally through equity raises and borrowings. Future profitability is difficult to predict with certainty, and failure to maintain profitability could materially and adversely affect our overall value and ability to obtain additional financing and capital. There can be no assurance that the Company will generate sufficient future cash flows from operations due to various potential factors, including but not limited to inflation, recession or decreased demand for our products. If our revenues decrease from current levels, we may be unable to further reduce costs, or such cost reductions may limit our ability to pursue and implement strategic initiatives and grow revenues in the future. We may require additional debt or equity financing in the future, and such financing may not be available when needed, on acceptable terms, or at all. Our ability to reduce operating expenses or raise capital from external sources, if at all, may have a material adverse effect on our business, financial condition and operating results. Those factors, coupled with our current cash balance and current debt obligations, continue to raise substantial doubt as to our ability to continue as a going concern.

We may need to raise additional capital in the future in order to support our operations and strategic plans, which may not be available to us when needed, on acceptable terms, or at all.

We may need to raise additional capital in the future to support our operations and strategic plans. We have a history of losses from operations and negative cash flows from operations, and we may continue to incur operating losses. Our current liquidity position, recurring operating losses, and negative cash flows from operations since inception raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements in this Report are issued.

Our ability to raise capital as we have done in recent years may not always be successful, and we may need to raise additional capital to fund our future operations in order to remain as a going concern. Though we obtained equity financing through our public offering in October 2025, there can be no assurance that we will be able to obtain additional funding when needed, on acceptable terms, or at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. Failure to secure additional funding may require us to modify, delay or abandon some of our planned future development, or to otherwise enact further operating cost reductions, which could have a material adverse effect on our business, operating results, financial condition and ability to achieve our intended business objectives.

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

We have prepared our unaudited condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our unaudited condensed consolidated financial statements included in this Report do not include any adjustments to reflect the possible inability to continue as a going concern within one year after the date of the filing of this Report. If we are unable to continue as a going concern, you could lose all or part of your investment.

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

The rules and regulations related to income, sales, use or other tax laws, statutes, rules, regulations or ordinances in the United States are subject to change and can be interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, OBBBA introduced a broad range of changes to the U.S. federal income tax regime, including the extension of key provisions from the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025, among others. We continue to evaluate the impact of the legislation on our business and our tax liability as additional guidance becomes available.

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

We source products primarily from Thailand and Vietnam. Increases in tariffs, trade restrictions, or taxes on our products could have an adverse impact on our operations. Our camera products are currently produced in Vietnam. As of the date of this Report on Form 10-Q, imports from Vietnam are subject to a 20% tariff, with a higher 40% tariff in place for products deemed to have been “transshipped” from another country. Our Dream Sock, BabySat and Dream Duo products, primarily sourced from Thailand, are also subject a 19% tariff. To the extent these tariffs increase our costs of goods sold, it could materially adversely impact our profitability, results of operations and financial condition. To the extent we alter our pricing as a result of such tariffs, it could reduce demand for our products or make our products less competitive than those of our competitors whose inputs are not subject to these tariffs, thereby decreasing our revenues and adversely impacting our results of operations. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell less competitive compared to similar products not subjected to such import tariffs. The broader macroeconomic impact of these tariffs could also pressure our business. Tariffs can contribute to inflation by increasing the cost of imported goods, which can erode consumer purchasing power and lead to less overall spending. In such an environment, demand for our products could decrease as consumers may prioritize other goods and services. Furthermore, any resulting shifts in U.S. monetary policy to combat inflation, such as interest rate hikes, could further constrain consumer spending.

Changes in U.S. trade policies, tariffs, taxes, export restrictions, or other trade barriers, have and could continue to have a material adverse effect on our business, results of operations, and financial condition. For example, the U.S. government has initiated, and may continue to initiate, investigations under Section 232 of the Trade Expansion Act of 1962, including investigations into imports of medical devices, which could lead to the imposition of substantially higher tariffs. Tariffs announced in 2025 have adversely impacted our cost of goods sold and gross margins, and any subsequent changes in U.S. trade policies, including the imposition of tariffs or restrictions on raw materials or components, may further limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary raw materials or components, which would have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities for the three months ended September 30, 2025 not previously reported on a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.

(b) None.

(c) During the three months ended September 30, 2025, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Amendment to Owlet's Second Amended and Restated Certificate of Incorporation, as amended	8-K	001-39616	3.1	10/14/2025
10.1	Exchange Agreement, dated as of August 7, 2025, by and among Owlet, Inc. and the holders thereto.	8-K/A	001-39516	10.1	8/13/2025
10.2	Amended and Restated Non-Employee Director Compensation Program	8-K	001-39516	10.1	10/6/2025
10.3	Amended and Restated Offer Letter, dated September 30, 2025, between the Company and Jonathan Harris	8-K	001-39516	10.2	10/6/2025
10.4	Amendment No. 2 to the Owlet, Inc. 2021 Incentive Award Plan, as amended	DEF 14A	001-39516	Exhibit A	10/14/2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owlet, Inc.

Date: November 13, 2025	By:	/s/ Jonathan Harris
	Name:	Jonathan Harris
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Amanda Crawford
	Name:	Amanda Crawford
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)