Form 10-K
period 2025-12-31
Owlet, Inc.
filed 2026-03-09
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $95.6 million based on the closing market price as of the close of business on June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter.
The number of shares of Registrant’s Class A common stock outstanding as of March 2, 2026 was 28,160,468.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2026 Annual Meeting of Stockholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2025.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements other than statements of historical facts contained in this Report, including, without limitation, statements concerning possible or assumed future actions, business strategies, including with respect to reimbursements for BabySat events or results of operations, our ability to achieve or maintain profitability in the future, expectations for the growth of our business and products, expected benefits of our Owlet360 subscription service offering, our ability to receive regulatory approvals, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following are the principal risks which could cause a decline in the price of shares of our common stock:
•We have a limited operating history at our current scale, which makes it difficult to evaluate our current business model and future prospects and may increase the risk of your investment.
•We have a history of losses and may not achieve or sustain profitability. Operating losses could continue, which could materially and adversely affect our business, financial condition and results of operations.
•We have experienced fluctuations in the growth of our business and anticipate this will continue. If we fail to manage our growth effectively, our business could be materially and adversely affected.
•Our products and services rely on mobile applications to function and we depend on Apple’s App Store and the Google Play Store for distribution, updates, and continued availability of those applications.
•A substantial portion of our sales comes through a limited number of retailers.
•We are required to obtain and maintain marketing authorizations or certifications from the United States Food and Drug Administration ("FDA"), foreign regulatory authorities or notified bodies for medical device products in the U.S. or in foreign jurisdictions, which can be a lengthy and time-consuming process, and a failure to do so on a timely basis, or at all, could severely harm our business.
•We currently rely on single-source contract manufacturers for the assembly of our sock monitor and camera products, and disruptions or cost increases, including as a result of supply chain challenges, memory shortages, tariffs, or other trade restrictions, could adversely affect our business.
•Our products must be manufactured, and services provided, in accordance with federal, state and foreign regulations, and we or any of our suppliers could be forced to recall products or terminate production or services if we fail to comply with these regulations.
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

PART I
Item 1. Business

We are Owlet

Owlet is a leading pediatric health platform and the only company globally to offer U.S. FDA-cleared and internationally medically-certified wearable pediatric monitors for home use. By delivering hospital-grade technology through a consumer-friendly interface, we bridge the critical gap between clinical care and the home.

Our ecosystem—comprising clinically tested monitoring systems, an integrated video platform, and an intuitive mobile app—supports families from "night one" and throughout the most challenging parts of the parenting journey. Since 2012, more than 2.5 million parents have trusted Owlet to provide the real-time insights in support of their child's well-being and to promote restful sleep for the entire family.

Globally, over 140 million new lives are brought into the world every year. While welcoming a new child is a meaningful milestone for families, the first year of life is often marked by sleep disruption, health concerns, and increased stress for caregivers. In the United States alone, we estimate families lose an average of 44 nights of sleep in the first year, and young children account for millions of annual sick visits and emergency room consultations.

We believe these challenges underscore a dire need for a paradigm shift in pediatric wellness. Rather than relying solely on reactive care, Owlet enables a more proactive, data-informed approach to infant and early childhood health. We are moving beyond simple monitoring to provide a comprehensive window into a child's health, helping parents stay informed, get more rest, and find lasting peace of mind.

Our vision is to become the world’s most trusted parenting platform, providing insights and care for every family. We are committed to:

•Guiding parents through the unknown: Delivering real-time, clinically grounded insights that help families navigate the earliest stages of parenting with confidence.
•Supporting health, safety and sleep: Prioritizing the core needs of the early years to improve well-being for both children and caregivers.
•Leading in pediatric data and insights: Leveraging one of the world’s largest datasets of pediatric health and sleep information to drive continuous innovation, personalized experiences, and responsible integration with the broader healthcare ecosystem.

By pairing advanced medical technology with human-centric design and AI-powered intelligence, Owlet is building more than a monitoring solution. We are building a platform that advances health and wellness outcomes for families and fosters a trusted partnership with parents that begins on night one and continues well beyond.

Products and Services

Our integrated platform delivers a dual-value proposition: medical-grade monitoring for health and safety and data-driven insights for long-term family wellness.

Owlet provides medically certified, over-the-counter wearable monitors that bring hospital-grade technology into the home. Our wearable sensors provide a notification to the caregiver when a child’s pulse rate and/or oxygen saturation values moves outside of preset ranges (“Health Notifications”) and displays the child’s live pulse rate and oxygen saturation values and trends (“Live Health Readings”). This combination creates a medical-grade safety net designed to provide parents with the security of knowing they will be alerted when their attention is required.

Beyond health monitoring, our software services transform physiological data into actionable guidance, helping parents get more sleep and provide more informed care. We leverage one of the world's largest pediatric datasets to provide parents with personalized data and insights. By analyzing sleep trends and health patterns, we empower caregivers to make informed decisions and shift from reactive monitoring to proactive wellness. These app-based services are designed to reduce uncertainty during the early months of the parenting journey. By providing a clear window into a child’s well-being, our software services can help reduce parental anxiety and enable a more restful home environment. This emphasis on clarity and confidence helps families feel safe, well-rested, and supported in their daily routines.

Dream Sock: An award-winning wearable infant health monitor equipped with pulse oximetry technology that tracks vital signs, including pulse rate, oxygen level, activity, and sleep patterns. It delivers real-time notifications to caregivers when pulse rate and/or oxygen saturation values fall outside preset ranges and provides tailored sleep insights in the Owlet Dream App. Dream Sock with Live Health Readings and Health Notifications has received FDA marketing authorization in the United States, and has regulatory clearances in the European Union, United Kingdom, Australia, South Africa, India, and Israel. A version of Dream Sock without Live

Health Readings and Health Notifications is available in Canada and tracks Sleep Quality Indicators, including heart rate and 10-minute historic average oxygen levels. Dream Sock is the next-generation monitor that replaced our legacy Smart Sock product.

BabySat: Designed for infants who may benefit from additional monitoring at home under the supervision of a physician. It is a prescription version of our wearable monitor that offers customizable alarm limits through the Owlet Care+ App. This device is best suited for infants with conditions such as RSV, pneumonia, bronchitis, croup, or other diagnoses. Supported by insurance reimbursement, eligible families may access vital monitoring at low or no cost. BabySat is FDA-cleared and available in the U.S. only. The BabySat pulse oximeter is indicated for use in measuring and displaying functional oxygen saturation values of arterial hemoglobin (SpO2) and Pulse rate. It is indicated for spot-checking and/or continuous monitoring of well-perfused patients greater than one month old up to 18 months old and weighing between 6 and 30 lbs., in the home environment.

Dream Sight: A smart audio and video monitor that enables parents to monitor their child from anywhere. It features Wi-Fi enabled 2k HD video, motion and cry detection, 4x zoom, and two-way audio to help caregivers stay connected regardless of distance. Dream Sight is the first baby monitor to receive the SGS Cybersecurity Mark, a global certification that recognizes high standards of digital safety and privacy.

Dream Duo: Integrates Dream Sock and Dream Sight to create a connected health and safety system, combining biometric monitoring, sleep analytics, and HD video to provide deeper visibility into a child’s well-being.

Owlet360: Owlet’s innovative subscription service leverages the Company’s pediatric health and sleep data to provide parents and caregivers with a deeper, personalized understanding of their child’s development, health, and sleep trends. The service provides caregivers with actionable information designed to support informed decision-making and greater peace of mind. Owlet360 is available to all new and existing Owlet Dream App users in English-speaking markets such as the United States, United Kingdom, Ireland, South Africa, Australia and New Zealand. We plan to expand access to Owlet360 in additional languages and other international markets in 2026.

Accessories: Enhancing the Owlet experience, offered accessories include fabric accessory socks in various colors and patterns, and the Owlet Sock Travel Case.

Our Platform and Pipeline
Since our inception, over 2.5 million Owlet devices have been sold worldwide, generating one of the largest proprietary data sets of infant health and sleep. We believe that data is an invaluable tool in bridging the current healthcare gap between hospital and home, and that through leveraging our data, our platform can improve access to individualized care. We plan on continuing to develop our software and data insights in order to bring additional solutions into the home.

We are building our data platform with the goal to be parents’ go-to wellness brand in the areas of sleep, safety, health and well-being information. We will remain focused on commercializing our Dream Sock and BabySat devices, which we believe will open the door to launch additional services to continue the expansion of our data platform. We believe that we can use our data sets to enhance our product with additional valuable data insights as part of new subscription models and increasingly predictive technologies.

We believe we have developed deep and enduring relationships with our users and brand advocates around the world. We believe these parents are more likely to be early technology adopters and have a high affinity towards actionable insight to care for their children. This is evidenced by the millions of downloads of the Owlet applications and high social media engagement across our multiple platforms. We expect these relationships continue to grow and develop in tandem with our novel product and software additions to our connected ecosystem, feature enhancements, omni-channel distribution, and marketing efforts. As and to the extent we are able to bring this valued relationship with consumers into new medical communities, we believe that our platforms will continue to evolve and expand.

Go-to-Market Channels
Owlet products are marketed and distributed in the United States and internationally through consumer and, more recently, through healthcare distribution channels.

Direct to Consumer & Digital Engagement: The Owlet brand resonates deeply with over 1 million social media followers, hundreds of millions of views and engagements and millions of website visitors each year. Our focus on engaging directly with our customers is driving significant sales through direct channels and increases demand through our retail partnerships. Our digital presence is a cornerstone of our strategy, enhancing customer lifetime value and fostering brand loyalty.

Retail Partnerships: Our products are widely available across major U.S. retailers, including Amazon, Baby List, Best Buy. Target, and Walmart.

Global Reach & Distribution: Our international strategy continues to grow, with distribution partners in key global markets including Canada, Australia, the United Kingdom and throughout the rest of the European Union. We intend to continue expanding our global footprint and accessibility, underscoring our commitment to global health and well-being.

Healthcare Distribution & Insurance Reimbursement: The FDA clearance and subsequent launch of BabySat marks a significant opportunity to expand into healthcare distribution, opening potential new channels for insurance reimbursement and professional recommendations. We believe that this development not only broadens access, but also cements Owlet's role in the healthcare ecosystem. For example, we recently announced a new durable medical equipment (DME) partnership with 1 Natural Way, a leading national mom-and-baby-focused DME provider. Also, as further discussed below, we recently launched a collaboration with Children's Hospital of The Kings Daughters. Owlet is focused on enlisting a wide variety of healthcare partners to increase the accessibility and affordability of our products while increasing our margin.

Our Strategy

2025 - Year of Scale and Transformation

In 2025, we made significant progress in our transition from a hardware-centric company to a comprehensive pediatric health platform. Our monitoring devices are the foundation of our medical-grade ecosystem and throughout the year, we saw accelerated adoption of our Dream Sock, and expanded pathways for prescription and insurance reimbursement for our BabySat devices. We believe that our continued leadership as the provider of the first and only FDA-cleared baby monitors in the market has created strong brand awareness among parents and healthcare providers, directly addressing the safety and monitoring needs of our customers while fulfilling our commitment to regulatory excellence.

We have experienced growth and success in our currently active international markets, while we continue to pursue additional international certifications to broaden our global presence. We received regulatory clearance in India late in the year, paving the way for commercial launch in early 2026. This expansion demonstrates our ability to scale our innovative technology globally while maintaining the rigorous quality standards required by international health authorities.

A key pillar of our 2025 transformation was the rapid scaling of our digital services and data platform. Following its full launch in January 2025, our Owlet360 subscription service exceeded expectations, gaining over 98,000 subscribers by the end of 2025. The success of our product and platform strategies was reflected in a historic year for our financial performance. For the second consecutive year we set Company records in revenue, gross profit, gross margin and Adjusted EBITDA for the full year 2025. We recognized $105.7 million in revenue, representing approximately 35.4% growth year-over-year, and achieved 50.6% gross margin, improving 20 basis points year over year despite headwinds in global trade. Furthermore, in 2025 we reported a net loss of $39.7 million and achieved approximately $2.0 million in Adjusted EBITDA, our first full year of positive Adjusted EBITDA. For additional information on Adjusted EBITDA and a reconciliation to the most directly comparable GAAP equivalent, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.” Our continued execution of our financial strategy, supported by a successful warrant exchange and follow-on equity offering in late 2025, has significantly strengthened our balance sheet, enabling us to invest more in our growth.
As we look toward 2026, we remain dedicated to our mission of providing every parent with the tools they need to keep their children safe. The progress made in 2025—marked by sustained growth, international scale, and the evolution of our subscription ecosystem—demonstrates that through continued strategy execution we continue to strengthen our operational, financial, and regulatory foundations. We believe we are well-positioned as a sustainable, data-driven leader in the pediatric health space, with a goal to deliver long-term value to our shareholders and life-changing technology to families worldwide.

Strategy Overview

Driving Growth: Our vision is clear - we see health sensing technology for children becoming as ubiquitous as car seats and breast pumps for newborns. With the momentum we have gained from FDA marketing authorizations, the launch of Owlet360 subscription service, the introduction of insurance coverage and reimbursement for BabySat, increased credibility in medical communities, and an increased retail presence, we see Owlet as strategically positioned for substantial growth.

We have outlined strategic focus areas that we believe are most critical to driving growth:

Drive Domestic Adoption: In 2024, we introduced FDA-cleared device Dream Sock to deliver improved comfort to parents wishing for better safety and monitoring for their children. Our de novo classification of Dream Sock as an over-the-counter device was the first of its kind, and Dream Sock is currently the only monitor on the market in our product category authorized by the FDA. We intend to leverage the differentiation and scale of Dream Sock to drive continued domestic adoption in the United States.

Drive International Adoption: We have received 7 international regulatory clearances for Dream Sock in addition to the United States including the European Union, United Kingdom, Australia, New Zealand, South Africa, India, and Israel. We are leveraging these endorsements of our technologies to drive expansion of our global footprint and are currently selling Owlet products in over 30 countries. We intend to continue to drive adoption in these current geographic sales channels as well as opening additional sales channels through regulatory clearances.

Expand the Owlet360 Subscription Platform: In January 2025, we launched Owlet360, our first subscription service. Owlet360 puts the value from Owlet’s vast pediatric health dataset of health and sleep information directly in the hands of parents and caregivers. Owlet360 is aimed to empower parents, at home, with information that can help them better manage care for their children. We believe that unlocking care at home is the key to improving overall infant health outcomes and reducing costs. Priced at $9.99 per month, we have grown our total paying subscribers to over 110,000. We anticipate introducing additional features, enhancements, and international expansion for Owlet360. This service helps to bridge the gap between hospital and home care, driving predictable recurring revenue, boosting lifetime value, and growing our connected ecosystem.

Grow the Healthcare Channels: In 2024, we introduced FDA-cleared device BabySat to offer an insurance reimbursable baby monitor, with a focus on newborns deemed high-risk. We believe that the FDA marketing authorization for BabySat is an important differentiation to gain trust of healthcare professionals, as well as parents desiring better safety and monitoring for their children. We have made progress in expanding our insurance coverage network, ending 2025 with 37 states on Medicaid reimbursement, and over 250 commercial insurance carriers. We also launched a consignment agreement with Children’s Hospital of The King’s Daughters through which providers can prescribe Owlet devices in the hospital, thereby enabling patients to obtain insurance prior-authorization prior to hospital discharge, and take home our medical-grade infant monitoring devices. This agreement represents an important milestone for our healthcare opportunity as we look to replicate this business model with other hospitals and medical facilities.

Expanding Lifetime Value (LTV): We view Owlet's brand as synonymous with engagement and loyalty in our industry, supported by a rich dataset that underpins our market understanding. Expanding our lifetime value is at the core of our strategy to support parents in the journey of parenthood. With the introduction of our Owlet360 subscription service and Dream Sight camera in 2025, we believe we are well-positioned to forge deeper connections among parents, their children, and healthcare providers, and deliver increasing lifetime value to all customers. Our strategy is not just about growth; it is about enriching the ecosystem of pediatric care with Owlet at its heart, fostering a healthier future for the next generation.

Market Landscape and Competitive Dynamics

Owlet has a clear and specific market in pediatrics serving the needs of parents and their children across key markets in the U.S., Europe, Australia, and Canada, with a product launch anticipated for India and other international markets throughout 2026. With over 33 million infants born annually in these regions, we see the potential for a steady demand for our products and refreshment of our Total Addressable Market ("TAM"). Despite declining birth rates in some regions, we believe the emphasis on infant care and the financial investment in the well-being of newborns have seen a consistent increases over the years. We believe this trend underscores a growing market resilience, notably within the baby care sector, which has remained robust against broader economic fluctuations affecting consumer spending.

Since its inception, Owlet has been at the forefront of the consumer digital health monitoring space for children and their families. We believe that our pioneering achievement of obtaining the first de novo authorization for at-home monitoring without the need for a prescription underscores our trailblazing efforts and helps set a high regulatory bar for new entrants in our industry. This distinction is critical as it denotes that any comparable product with medical applications will likely require similar regulatory endorsements.

In addition to spearheading the health monitoring category, Owlet competes within the broader realm of general video/audio baby monitors. We believe our strategic edge is encapsulated in Dream Duo, the combination product that includes Dream Sock and Dream Sight, which provides parents with a holistic view of their child's health and well-being. This product allows parents to see, hear, and be assured of their child's condition through our app, offering an unmatched value proposition.

We believe that we are uniquely positioned to address our market opportunity as a result of our regulatory marketing authorizations, extensive distribution network, intellectual property including our proprietary data, and comprehensive feature set. We believe that this combination not only differentiates us from our competitors but also solidifies our commitment to extending the benefits of our technology to every infant.

Our competition spans from established players to emerging innovators in the space, including companies that sell non-FDA cleared sound and video monitors. Owlet is the only company in the market to offer a baby monitor with FDA-clearance in addition to multiple international regulatory certifications.

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

We believe that the primary competitive factors in our market are:
•product quality and performance, including the size, quality, comfort, battery life, reliability, connectivity of the device to the application and/or monitor, and accuracy of data provided to customers;
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

We believe our ability to continue to compete effectively in our industry will also depend in part on our ability to respond more quickly and effectively than our peers to new or changing opportunities, technologies, regulatory standards or customer requirements. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and distribution strategies and as new companies enter the market with new technologies and distribution strategies. With our 510(k) clearance and de novo authorization, we believe competitors or new entrants will also have the benefit of using our devices as predicate devices in their own regulatory clearance pursuits. Increased competition in the future could adversely affect our revenue, revenue growth rate, margins and market share.

Research and Development

We are committed to ongoing research and development to create new products and enhance the design, operation, and quality of our existing offerings. Our research and development organization includes individuals with expertise in engineering, product design, clinical science, consumer electronics, healthcare technologies, data science, artificial intelligence, computer vision, and embedded software. Our technical capabilities and disciplined development processes enable us to deliver product enhancements on an accelerated timeline while maintaining a focus on reliability, security, and regulatory compliance.

In 2025, we successfully launched our subscription service, Owlet360, extending our platform from hardware-focused products to an integrated ecosystem of connected devices, software, and services. Ongoing research and development efforts are focused on expanding the capabilities, personalization, and overall value of this subscription offering across our product portfolio.

A core area of investment is the integration of artificial intelligence ("AI") and computer vision to our camera products. These technologies are being developed to improve environmental awareness, detection, and contextual understanding within the nursery, supporting more intelligent monitoring and enhanced user experiences over time.

We are also investing in AI-driven personalization for our wearable products. By leveraging machine learning techniques and longitudinal, anonymized data, we seek to deliver insights and experiences that adapt to a baby’s age, patterns, and developmental stage, while maintaining strong standards for data privacy and security.

In parallel, we continue to evaluate emerging wearable sensor technologies that may enable additional physiological measurements and new use cases beyond our current offerings, including temperature trends, hydration-related indicators, and other health signals. These initiatives remain in exploratory and feasibility stages.

Our current research and development activities are focused on enhancing the customer experience of our existing products, expanding subscription functionality, advancing new product development, and supporting the commercialization and regulatory pathways of our medical devices. These efforts may include pursuing expanded indications or intended populations, as well as developing improved methods for delivering information that parents and caregivers find meaningful and actionable.

We believe that responsibly leveraging the pediatric data we have accumulated through our products and services can support innovation in infant care and contribute to broader medical understanding. Through collaboration with healthcare professionals and participation in clinical research initiatives, we aim to translate these efforts into enhanced products and services that support families throughout early parenthood.

Regulatory Interactions

We have cooperated with and have worked diligently to seek marketing authorizations for our products with medical device functionality. In 2023, Owlet reached an important inflection point from a pioneer in the consumer-facing, in-home, digital health smart baby monitoring industry to a company that received two innovative regulatory authorizations from the FDA for its products. In June 2023, Owlet received a clearance of a premarket notification submitted to FDA pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act (“510(k) clearance”) for its prescription-required pulse oximeter device, BabySat, which is indicated for spot-checking and/or continuous monitoring of certain well-perfused infants in the home environment. In November 2023, Owlet then received a first-of-its kind, de novo authorization from the FDA for Dream Sock, enabling both displays of a baby’s live health readings, including pulse rate and oxygen saturation values, as well as Health Notifications, which will alert caregivers with lights and alarm sounds if their infant’s readings fall outside of preset ranges. These notifications and associated data can be used to supplement the decision by caregivers to seek additional guidance for medical care of the infant and provide more helpful data in those moments. The FDA’s marketing authorizations for both BabySat and Dream Sock are significant foundational breakthroughs in our journey to bring care to the home and empower parents, to signify not only our commitment to innovation in the infant health category, but more importantly, our dedication to helping ensure the health and well-being of every baby. These clearances transform Owlet from solely a consumer technology company into a medical device company.

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

While our existing primary market is the United States, we have continued to expand into international and new geographic markets. Dream Sock has been CE and UKCA marked, as defined below, under European Union (“EU”) and United Kingdom (“UK”) Medical Device Regulations. Additional international clearances for Dream Sock include Australia, India, New Zealand, and South Africa. As our retail penetration increases and brand awareness grows outside of the United States, we intend to further leverage retail channels and locations to ensure efficient and strategic global customer acquisition in key markets in the future.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a premarket notification submitted under Section 510(k) of the FDCA or approval of a premarket approval application, or PMA. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality Management System Regulation (“QMSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.

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
510(k) Clearance Marketing Pathway
To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees and for medical device establishments.
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
De Novo Classification
Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. The FDA's stated goal is to make a decision about a de novo classification request in 150 review days.
Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products.
PMA Approval Pathway
Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QMSR.
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
•QMSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
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
Manufacturing processes for medical devices are required to comply with the applicable portions of the QMSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QMSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled and unscheduled inspections by the FDA. Failure to maintain compliance with the QMSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or approval, or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.
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

Regulation of General Consumer Products in the European Union

In the European Union (“EU”), since December 13, 2024, consumer products must comply with the General Product Safety Regulation (EU) 2023/988 which repealed and replaced Directive 2001/95/EC. The Regulation covers all products intended for consumers (and products designed exclusively for professional use, but which subsequently reach the consumer market), placed onto the EU market, unless a specific product safety regulation applies. The General Product Safety Regulation strengthened the safety and conformity requirements as well as post-market surveillance obligations for manufacturers and importers. Manufacturers must undertake and document a conformity assessment that covers the risks and risk categories associated with the product. The recommended method of undertaking such an assessment is through the application of voluntary European Harmonized Standards, but other options are available, such as using European Commission guidelines and using product safety codes of good practice. The required conformity assessment consists of a self-assessment with no requirement to involve a third party. Manufacturers also have the obligation to report to the national competent authorities of the different EU member states any risks to the consumer that are incompatible with the general safety requirements. The Regulation further imposes other obligations such as collecting information related to use of products after they have been made available to consumers.

The General Product Safety Regulation also increased market surveillance powers. National authorities have more powers to conduct more effective inspections of products and take action against unsafe ones.

Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of consumer products among EU member states. Penalties applicable to infringements of regulations remain mainly determined at national level.
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

All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through EUDAMED – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until EUDAMED is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply. Manufacturers are required to take FSCAs, which are defined as any corrective action for technical or medical reasons to prevent or reduce the risk of a serious incident associated with the use of a medical device that is made available on the market. A serious incident is any malfunction or deterioration in the characteristics or performance of a device on the market (e.g., inadequacy in the information supplied by the manufacturer, undesirable side-effect), which, directly or indirectly, might lead to either the death or serious deterioration of the health of a patient, user, or other persons, or to a serious public health threat. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

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

In the EU, regulatory authorities have the power to carry out announced and, if necessary, unannounced inspections of companies, as well as suppliers and/or sub-contractors and, where necessary, the facilities of professional users. Failure to comply with regulatory requirements (as applicable) could require time and resources to respond to the regulatory authorities' observations and to implement corrective and preventive actions, as appropriate. Regulatory authorities have broad compliance and enforcement powers and if such issues cannot be resolved to their satisfaction, they can take a variety of actions, including untitled or warning letters, fines, consent decrees, injunctions, or civil or criminal penalties.

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
With respect to Dream Sock and Dream Sight, we utilize a direct-to-consumer model where consumers purchase our products directly from us or one of our retailers. Currently, these products are not covered or reimbursed by any third-party payor.

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
Intellectual Property

Since inception, we have been methodical around our intellectual property strategy. We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of February 27, 2026, we had 63 issued patents (with numerous others pending) and 61 registered trademarks. Our patents include utility patents covering technology ranging from placement of electrodes to the base of the baby monitor. We have foreign patents and patent applications pending in the European region (including the EU and the United Kingdom), Australia, Brazil, Canada, China, India, Mexico, South Africa, Thailand, and Vietnam. Our issued patents with claims generally directed to wireless infant monitoring and related sock-based sensor features are expected to expire in the U.S. and certain international jurisdictions in 2033. Our issued patents with claims generally directed to additional sensing, monitoring, and related technologies have expiration dates extending into the late 2030s and early 2040s. In addition, our pending applications, if issued, would be expected to have expiration dates that extend into the 2040s and beyond (including, for certain granted rights, into 2051). We continually review our development efforts to assess the scope and patentability of new intellectual property.
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

We follow strict quality guidelines, including a detailed risk-based audit plan following our ISO certified quality management system that dictates how often and to what degree we audit our suppliers. We check all quality, regulatory, and safety standards for products that our contract manufacturers make. We deploy a robust manufacturer and supplier selection process including site audits, tooling design and setup quotes, open book pricing, quality specifications, and vendor guides. Dream Sock is currently manufactured at ISO 13485 certified standards and are required to adhere to specific quality requirements in accordance with the International Medical Device Regulators Forum (IMDRF) and Medical Device Single Audit Program (MDSAP). We received ISO 13485 and MDSAP certifications, as we work to implement and maintain the requirements applicable to medical device manufacturer quality management systems. We believe that third-party facilities are adequate to meet our current and anticipated manufacturing needs, and we utilize multiple sites in different geographies to diversify political and natural disaster risks. We do not currently plan to manufacture our products or any related components ourselves.

Manufacturing Services Agreement with Benchmark Electronics
In October 2017, we entered into a manufacturing services agreement with Benchmark Electronics, Inc. (“Benchmark”), pursuant to which Benchmark provides us certain manufacturing and related services for the production of Dream Sock, BabySat, and Dream Duo offerings out of its facilities in Thailand, including procuring materials and assembling and testing finished products. In 2026 we plan to expand our manufacturing partnership with Benchmark at a new site in Mexico.
The initial term of the agreement was one year and automatically extends for additional one-year periods until either we or Benchmark provide notice of non-renewal at least 90 days prior to the end of the then-current term or extension. Among other things, either party may terminate the agreement for convenience upon 90-day notice, in the case of Owlet, or 180 day notice, in the case of Benchmark, to the other party. Either party may also terminate the agreement under certain other customary conditions, including if the other party materially breaches the agreement, for uncured breaches of the agreement, or in the event of the other party’s insolvency. Benchmark has exclusive manufacturing rights through May 31, 2027, for Dream Sock and Dream Duo products, including all revisions and future generations of those products and/or product families.
In connection with the services provided under the agreement, we have agreed to indemnify Benchmark against certain claims, including infringement of third-party intellectual property rights and noncompliance of our products with safety or other regulations. We are also entitled to customary indemnification rights, subject to certain caps.
Manufacturing Services Agreement with Aoni
In June 2018, we entered into a manufacturing and supply agreement with Shenzhen Aoni Electronic Co., Ltd (“Aoni”), pursuant to which Aoni provides certain manufacturing and related services for the production of our Dream Sight product, including procuring materials and assembling and packaging finished products. We manufacture product with Aoni at sites in China and Vietnam. Dream Sight product sold in Europe and Asia-Pacific countries is manufactured in China, while product sold in North America is manufactured in Vietnam.
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

Technology Platform & Infrastructure

Our digital ecosystem is built on a scalable, secure, and hybrid technology platform designed to support millions of connected devices and process vast amounts of health and sleep data in real-time. We utilize a combination of third-party Internet of Things (IoT) connectivity providers and our own proprietary cloud infrastructure, hosted primarily on Google Cloud Platform (GCP) and some on Amazon Web Services (AWS) to ensure high availability and redundancy.

This platform supports the core functionality of our Owlet Dream App, BabySat and Dream Sock, enabling parents to monitor their children, receive real-time health notifications, and access historical sleep insights, in addition to viewing live video streams. We are actively investing in the modernization of our backend architecture to enhance data integration capabilities and support advanced analytics. This infrastructure serves as the foundation for our research and development initiatives, allowing us to leverage proprietary algorithms and artificial intelligence to derive meaningful insights from our proprietary data set of infant health and sleep.

Security and data privacy are central to our technology strategy. We implement rigorous cybersecurity protocols to protect user data and maintain the integrity of our connected ecosystem. We continuously validate our security posture through internal reviews and external certifications, such as the SGS Cybersecurity Mark, to ensure compliance with evolving global data protection standards.

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

Human Capital Resources
As of December 31, 2025, we had 108 full-time employees and 6 part-time employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors, through the granting of stock-based compensation awards and cash-based performance bonus awards.
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

Corporate Information
Owlet Baby Care Inc. was incorporated in Delaware on February 24, 2014, as a Delaware corporation. SBG was incorporated in Delaware on June 23, 2020. On July 15, 2021, SBG closed the Merger with Owlet Baby Care Inc. As a result of the Merger, Owlet Baby Care, Inc. became a wholly-owned subsidiary of SBG, and SBG changed its name to Owlet, Inc.

Available Information
Our website address is www.owletcare.com. The contents of, or information accessible through, our website are not part of this Report. We make our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as beneficial ownership filings available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.
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
Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, some of which are described below. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. References to past events are provided by way of example only and are not intended to be a complete listing or representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. The risk factors described below should be read together with the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission ("SEC").

Risks Related to Our Business and Operations

We have a limited operating history at our current scale, which makes it difficult to evaluate our current business model and future prospects and may increase the risk of your investment.

We were organized in 2014 and began selling Owlet Smart Sock in 2015, Owlet Cam in 2018, Dream Sock in January 2022 and launched BabySat and Dream Sock with Health Notifications in 2024. We launched Owlet360, our first subscription service, and our Dream Sight camera in 2025. Additionally, as of December 31, 2025, had expanded our distribution and sale of Owlet products to include over 30 countries, with expansion into India and other countries expected in 2026. Accordingly, we have a limited operating history of offering multiple products, including software subscriptions, at our current scale, which makes it difficult to evaluate our current business model and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in evolving industries. For example, our operating results have fluctuated in the past, and we expect our future quarterly and annual operating results to fluctuate as we focus on increasing the demand for our products and services. We may also experience challenges with accurate financial planning and forecasting. Additionally, we may need to make business decisions that could adversely affect our operating results, such as modifications to our pricing strategy, business structure or operations, for a variety of reasons, including to achieve market acceptance of our existing and future product and service offerings, in response to competitive or macroeconomic pressures, or in the interests of driving long-term growth. We cannot assure you that we will be successful in addressing these and other challenges we may face in the future and if we do not manage these risks successfully, our business and operating results may be adversely affected. You should consider our business and prospects in light of the risks and difficulties we may encounter as we increase our product and service offerings and expand internationally.

We have a history of losses and may not achieve or sustain profitability. Operating losses could continue, which could materially and adversely affect our business, financial condition and results of operations.

We have a history of losses and may not achieve or sustain profitability. Since our inception, we have incurred recurring operating losses, generated negative cash flows from operations, and financed our operations principally through equity raises and borrowings. During 2025, we incurred a net loss of $39.7 million and had an accumulated deficit of $307.9 million as of December 31, 2025. Future profitability is difficult to predict with certainty, and failure to achieve and sustain profitability could materially and adversely affect our overall value and ability to obtain additional financing and capital. There can be no assurance that we will generate sufficient future cash flows from operations due to various potential factors, including but not limited to inflation, negative macroeconomic conditions or decreased demand for our products. If our revenues decrease from current levels, we may be unable to further reduce costs, or such cost reductions may limit our ability to pursue and implement strategic initiatives and grow revenues in the future. We may require additional debt or equity financing in the future, and such financing may not be available when needed, on acceptable terms, or at all. Our ability to reduce operating expenses or raise capital from external sources, if at all, may have a material adverse effect on our business, financial condition and operating results.

We have experienced fluctuations in the growth of our business and anticipate this will continue. If we fail to manage our growth effectively, our business could be materially and adversely affected.

Our business has experienced periods of significant fluctuations, including significant growth in revenue, headcount, our number of customers, usage, and amount of data delivered across our product offerings, since inception, which have placed, and we expect will continue to place, substantial demands on our management, financial, operational, and technological resources. For example, we experienced a 35.4% increase in revenue in 2025 compared to 2024 following receipt of marketing authorization for our BabySat and Dream Sock products. We anticipate that fluctuations in the growth of our business will continue as we adapt our plans and strategies to changing business and macroeconomic conditions. These fluctuations necessitate ongoing development and enhancement of our internal controls, including operational and financial systems. Any future growth initiatives will further intensify these demands:
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

These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our securities.

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

Our ability to raise capital as we have done in recent years may not always be successful, and we may need additional funding to fund our operations. There can be no assurance that we will be able to obtain additional funding on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or additional rounds of financing, including private or public equity or debt offerings, or by other means. Our future capital requirements will depend on many factors, including:

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

Consequences of this indebtedness may require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund operations, capital expenditures, and future business opportunities. The interest rates on our indebtedness are variable and therefore we are exposed to changes in interest rates, which could materially impact our ability to make interest payments as well as our results of operations and financial condition. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all. A failure by us or our subsidiaries to comply with the agreements governing our indebtedness, including the liquidity covenant under the ABL Credit Agreement could result in an event of default under such indebtedness and its acceleration by the lenders, which could adversely affect our ability to respond to changes in our business and manage our operations. In addition, the ABL Credit Agreement contains a liquidity covenant requiring us to maintain liquidity of $4,000 and if the liquidity falls below $9,000, we are then subject to a minimum trailing-twelve-months EBITDA covenant as defined in the Credit Agreement. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated and/or our lenders were to exercise other remedies, there can be no assurance that our assets would be sufficient to satisfy the accelerated obligations and any related amounts in full, which could have a material adverse effect on our business, financial condition, and results of operations. As of December 31, 2025, $7.0 million in aggregate principal amount was outstanding in term loans under the Loan Facility Agreement and $6.9 million in aggregate principal amount was outstanding under the asset-based revolving credit facility under the ABL Credit Agreement. See Part II. Item 8. "Financial Statements and Supplementary Data - Note 7," included in this Report.

Our products and services rely on our mobile applications to function, and we depend on Apple’s App Store and the Google Play Store for distribution, updates, and continued availability of those applications.

Our products and subscription services are highly dependent on the continued availability and functionality of our mobile applications. If our mobile applications are unavailable or materially impaired, our camera products Dream Sight and Owlet Cam would be unusable, our Owlet360 subscription services would be unavailable, and Dream Sock functionality would be materially limited. Because our subscription services are delivered through our mobile applications, any disruption in service could adversely affect end customer acquisition, retention, and engagement. We develop mobile applications on Apple’s iOS platform and Google’s Android platform. Our customers download our mobile applications on Apple’s App Store and the Google Play Store. The App Store and Google Play Store are controlled entirely by Apple and Google, respectively. Mobile applications on the iOS platform are subject to approval by Apple and mobile applications on the Android platform are subject to approval by Google. The terms and policies for maintenance of existing applications and the approval process of new applications are subject to change and may be interpreted or applied in a manner adverse to us, and Apple and Google have complete control over the approval or removal of each mobile application submitted to or offered on their respective platforms. If either Apple or Google changes its standard terms and conditions for maintaining or approving mobile applications in a way that is detrimental to us or decide to remove our mobile applications from their stores, it will be much more difficult or may not be possible for users to install the mobile applications and receive updates to the mobile applications, and our current or future products may cease to function as intended or at all. In addition, changes in iOS, Android, app store requirements, or third-party APIs could require us to modify our applications, could introduce performance issues, and could delay or prevent the release of updates or new features. Apple has informed us that it will remove our mobile applications from the App Store in any country in which any Owlet product requires marketing authorization or certification from any governmental authority or notified body. Any such removal or suspension could occur with limited advance notice and could be difficult to remedy quickly If Apple removes our applications from the App Store or Google removes our applications from the Google Play Store, our products would not function as intended or at all, and we may be required to recall our products, issue refunds and accept returns, and we may be subject to costly litigation, and our business, financial condition and results of operations could be materially affected.

A substantial portion of our sales comes through a limited number of retailers.

Historically, we have relied on a limited number of retailers for a substantial portion of our total sales. For example, sales through our three largest customers represented 66.5% of our revenue for the year ended December 31, 2025 and 63.0% for the year ended December 31, 2024. These retailers work with us on a non-exclusive basis. If we are unable to establish, maintain or grow these relationships over time, our operating results will suffer. The loss of any significant retail customer, whether or not related to our business or our products or services, could have an impact on the growth rate of our revenue as we work to obtain new retail customers or replacement relationships. In addition, retailers may reduce purchases, change product assortment, reduce shelf or online placement, delay, cancel, or return orders, or discontinue carrying our products with limited advance notice. Contracts with retailers may typically be terminated or renegotiated before their term expires for various reasons, subject to certain conditions. For example, after a specified period, certain of our contracts are terminable for convenience by such retailers, subject to a notice period. Additionally, certain contracts may be terminated immediately by the retailer if we go bankrupt or if we fail to comply with certain specified laws. Any renegotiation of the commercial agreements may result in less favorable economic terms for us. Retailers may also seek price concessions, increased promotional funding, cooperative marketing support, or other allowances, or impose or increase chargebacks, credits, or return rights, any of which could adversely affect our margins and operating results. Retailers may also consolidate their operations, reducing the overall number of locations in which they sell our products and services. Ongoing challenges affecting brick-and-mortar retail, including store closures, reduced foot traffic, and shifts in consumer purchasing behavior toward e-commerce, may reduce demand for our products through these channels and could cause retailers to reduce orders, limit in-store placement, or increase promotional activity and pricing pressure. Historically, we have had retail customers declare bankruptcy and stop operations, negatively affecting our sales and business. If regulatory actions are threatened or taken against us or our products, or if we are required to modify, suspend, or withdraw any products or product features, retailers may return and stop carrying our products. Such returns may have a material adverse effect on our business, financial condition and results of operations.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our retailers. Competition for retail distribution is significant, and our competitors may be more effective in securing favorable placement, promotional support, or other commercial terms. If we are unsuccessful in establishing, maintaining, or strengthening our relationships with third parties, including our retailers, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, these relationships may not result in increased revenue.

We currently rely on single-source contract manufacturers for the assembly of our sock monitor and camera products, and disruptions or cost increases could adversely affect our business.

We have no manufacturing capabilities of our own. We currently rely on a single manufacturer located in Thailand, Benchmark Electronics, for the manufacture of our Dream Sock and BabySat products. Additionally, we currently rely on a separate single manufacturer located in China and Vietnam, Aoni, for the manufacture of Dream Sight. We expect to rely on limited manufacturers for future products we may develop. For us to be successful, our contract manufacturers must be able to provide us with products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Our existing manufacturers may not be able to continue to meet our demand requirements on a timely basis, and their ability and willingness to do so going forward may be affected by a number of factors, including our relative importance as a customer of each manufacturer, capacity constraints, and disruptions to their operations or those of key suppliers. Our operations, and those of our contract manufacturers and key suppliers, may be adversely affected by natural disasters or other catastrophic events, including earthquakes, power loss, cyber incidents, epidemics or pandemics, fires, floods, severe weather, acts of terrorism, geopolitical instability, communication failures, and similar events. Certain of these events may be exacerbated by climate change (see “—We are subject to a series of risks regarding climate change.”). We are also subject to the risk that one or more of our critical third-party manufacturers may experience financial instability, file for bankruptcy, or otherwise cease operations, which could result in significant supply chain delays, inability to meet demand, and increased costs associated with transitioning to alternative providers. Component parts and materials used in our products may also be subject to tariffs or other limitations imposed by the U.S. administration, which could limit availability of necessary parts for our products, increase our costs and impact our business and results of operations (see “—Increases in tariffs, trade restrictions or taxes on our products could have an adverse impact on our operations.”). In addition, our manufacturing agreements can be terminated by our contract manufacturers without cause by giving us prior notice of six months or less. The facilities and the manufacturing equipment used to produce our products would be difficult to replace and could require substantial time to repair if significant damage were to result from any of these occurrences. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these manufactured products for any reason and we cannot obtain an acceptable substitute.

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

Gray market activity, product diversion, and theft could harm our brand, customer experience, and results of operations.

We sell our products through a combination of retailers, distributors, and direct-to-consumer channels, and we rely on third parties for storage, fulfillment, and transportation of our products. We may be subject to product theft, loss, diversion, or unauthorized resale, including through online marketplaces. In addition, as we expand internationally and operate across multiple distribution channels, we may experience increased “gray market” activity, including the unauthorized import, export, resale, or diversion of our products outside authorized distribution channels.

Products that are stolen, diverted, or sold through unauthorized channels may be offered at discounted prices that disrupt our pricing strategy, reduce demand through authorized channels, and strain relationships with retailers and other channel partners. Such products may be marketed with inaccurate or unauthorized claims, may not include labeling, instructions, warnings, software versions, or other materials applicable to the jurisdiction where they are ultimately sold, and may not be eligible for warranty coverage, customer support, software updates, or other services associated with products sold through authorized channels. As a result, customer complaints and returns may increase, and we may incur additional costs to monitor, investigate, and pursue enforcement actions against unauthorized sellers, including through civil litigation or marketplace takedown processes.

Unauthorized resale and diversion can also increase the risk that counterfeit, altered, refurbished, or improperly handled products are attributed to us, which could harm our reputation and brand, result in negative publicity, and expose us to product liability claims and regulatory scrutiny, including if products are sold in jurisdictions where different regulatory requirements apply. If we are unable to prevent, detect, or effectively respond to product theft, diversion, or unauthorized resale, our business, financial condition, and results of operations could be materially and adversely affected.

Our reliance on NAND flash memory for our Dream Sight and Dream Duo product lines exposes us to significant supply shortages and cost volatility that could adversely affect our margins and product availability.

We rely on NAND flash memory components for our Dream Sight and Dream Duo products to provide local video storage, buffer high-resolution video streams, and host device firmware. The global semiconductor market is currently experiencing a structural shortage of NAND flash as major suppliers (such as Samsung, SK Hynix, and Micron) prioritize capital expenditure for High-Bandwidth Memory (HBM) and Enterprise-grade Solid State Drives (SSDs) to meet the demand for AI infrastructure.

This memory shortage and the resulting market dynamics pose several risks to our business:
•Supply Concentration and Strategic De-prioritization: Because NAND manufacturers have shifted production capacity toward higher-margin enterprise and data center applications, supply for consumer-grade NAND flash memory has tightened significantly. We may face difficulty securing sufficient allocations to meet our production forecasts for the Dream Sight and Dream Duo lines.
•Significant Cost Increases: As of early 2026, contract prices for NAND flash memory have increased significantly. Any inability to lock in long-term pricing at favorable rates could significantly increase our component costs and reduce our gross margins. We may be unable to pass these increased costs on to consumers in a competitive retail environment.
•Inventory and Cash Flow Risks: To mitigate the risk of production halts, we may elect to engage in "pre-buying" or enter into long-term purchase commitments for NAND flash memory components. Such actions could increase our inventory carrying costs, negatively impact our liquidity, and expose us to the risk of future write-downs if market prices decline or if our product demand forecasts prove inaccurate.
•Impact on Product Roadmap: A prolonged NAND flash memory shortage could delay the launch of future generations of our Dream Duo or Dream Sight products, particularly those requiring higher storage capacities or faster write speeds to support advanced imaging features.

If we are unable to manage these supply chain disruptions effectively, or if our suppliers further prioritize enterprise customers over consumer electronics original equipment manufacturers, our ability to fulfill customer orders will be impaired, which would negatively impact our business, results of operations and financial condition.

Any disruption of service at our third-party data and call centers or other cloud infrastructure services could interrupt or delay our ability to deliver our services to our customers.

Because our products and services are used by caregivers to monitor infants, it is critical that our products and services be accessible without interruption or degradation of performance. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them. Sustained or repeated system failures would reduce the attractiveness of our products or services to customers. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our products and services and our ability to attract and retain customers.

We currently host our products and services, serve our customers and support our operations primarily from third-party data and call centers and other cloud-based services. For example, we rely on cloud services and bespoke software services provided by Ayla Networks for our Dream Sock and Smart Sock products to support the transfer of data to the cloud and back to us and the user. Additionally, we rely on the data transfer services of ThroughTek to enable video viewing access for Owlet Cam and Dream Sight. We do not have control over the operations of the services or the facilities of any of those providers. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. Certain of these events may be exacerbated by climate change (see “—We are subject to a series of risks regarding climate change.”). The occurrence of a natural disaster or an act of terrorism, a decision by a provider to close or discontinue facilities or services without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. We may not be able to easily switch our cloud operations to another cloud provider on acceptable terms, within a reasonable timeframe, or without service interruption, including due to technical, contractual, or operational constraints.

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

Furthermore, we are subject to the risk that one or more of our critical third-party providers, such as Ayla Networks or ThroughTek, may experience financial instability, file for bankruptcy, or otherwise cease operations. The loss of a key provider could result in significant disruptions to our services, delays in product functionality, and increased costs associated with transitioning to alternative providers. Given the nature of our products and services, any such disruption could severely damage our reputation and adversely affect our business, financial condition, and results of operations.

We rely on the experience and expertise of our senior management team, other key officers, our engineers, marketing and field sales team and other highly skilled personnel.

We are highly dependent on our senior management, other key officers, our engineers, marketing and field sales team, and may be increasingly dependent on healthcare and clinical specialists for the sale of any medical devices we may market. We face significant competition for talent from other healthcare, technology and high-growth companies, which include both large enterprises and privately-held companies. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages (including equity-based compensation) and to incur recruiting and onboarding costs before we can fully evaluate an employee's performance. In addition, we may not be able to hire new employees quickly enough to meet our needs or effectively integrate new hires, and fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees.

In addition, we recruit professionals on a global basis and must comply with the immigration laws in the countries in which we operate, including the U.S. Some of our employees are working under Owlet-sponsored temporary work visas, including H1-B visas. Statutory law limits the number of new H1-B temporary work permit petitions that may be approved in a fiscal year. Furthermore, the current administration of the U.S. immigration visa program is undergoing significant change, including a significantly increased H1-B visa fee and changes in the way H1-B visas are awarded. These changes to this visa program could impact our ability to recruit, hire and retain qualified skilled personnel. If we are unable to obtain work visas in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected.

If we are unable to successfully develop, introduce, and drive adoption of new products, services, and enhancements, our business, financial condition and results of operations could be adversely affected.

Our portfolio of products and services continues to expand, and we invest significant time and resources to develop, introduce, and drive adoption of new products, services, and software-enabled enhancements, including by investing in sales, marketing and support resources and, as applicable, obtaining required regulatory authorizations or certifications. If we are unable to successfully develop and effectively manage the introduction of these offerings on a timely basis, or if they do not perform as intended, achieve market acceptance, or meet customer expectations, our growth may be limited and our business, financial condition, and results of operations could be adversely affected.

Market acceptance of our products and services depends on a number of factors, including perceived benefits and safety,perceived cost effectiveness, our ability to obtain and maintain required marketing authorizations or certifications (and any related labeling limitations), coverage and reimbursement dynamics for products used in healthcare settings, and the introduction and acceptance of competing products, services or technologies. In addition, the introduction or announcement of newer products, services or enhancements may reduce demand for, or shorten the lifecycle of, our existing products and services.

We may also experience operational and financial challenges associated with product and service introductions. Development and commercialization efforts can be time-consuming and costly, may require specialized hiring and training, and may involve manufacturing and supply chain complexity, including potentially higher costs for regulated products or products subject to evolving regulatory requirements, which could adversely affect our gross margins. If demand for our products and services is lower than we forecast, we may experience excess inventory, increased promotional activity, and inventory write-downs or write-offs. Conversely, if demand is higher than we forecast, we may incur increased shipping costs, including expedited freight, to meet customer expectations, and our results of operations could become more volatile. We have experienced inventory management challenges in the past and may experience similar challenges in the future.

If we fail to effectively develop, introduce and manage adoption of new products, services and enhancements, or if customers prefer competing offerings, our revenue growth could be limited and our business, financial condition and results of operations could be materially adversely affected.

If we do not successfully develop and commercialize innovative products and services that remain competitive, we could lose revenue opportunities and customers, and our ability to grow our business would be impaired, adversely affecting our financial condition and results of operations.

We expect the industry in which we operate will continue to evolve and may be significantly affected by market activities of industry participants. Certain potential competitors have substantially greater capital resources, larger product portfolios, larger user bases, larger sales forces and greater geographic presence, and have built relationships with retailers and distributors that may be more effective than ours. Our products and services face additional competition from companies developing products and services for use with third-party monitoring systems, as well as from companies that currently market similar products and services of their own and from technology companies that have not historically operated in our industry but may enter it in the future.

Continuing technological advances and changes in consumer preferences and technology place our products and services at risk of obsolescence. Our long-term success depends upon the development and successful commercialization of new products and services, new or improved technologies and additional applications for our existing technologies, including products or applications that may be subject to the oversight of the FDA or comparable foreign regulatory authorities and could require marketing authorization by the FDA or similar marketing authorization or certification from comparable foreign regulatory authorities or notified bodies. The research and development process is time-consuming and costly and may not result in products and services or applications that we can successfully commercialize or that achieve market acceptance. In our efforts to remain competitive, we may at times adopt accelerated product development roadmaps, the time constraints of which can limit thoughtful, cross-functional review and reduce our ability to pivot when technical, regulatory, or market obstacles arise. If these pressures result in the release of products or features that have not undergone sufficient internal vetting, it could result in increased product defects, regulatory non-compliance, delays, increased costs, or a failure to achieve our intended business objectives.

If we do not successfully adapt and advance our products and services and applications, we could see increased competition from competitors who use our medical devices as predicate devices. Because our products that are regulated as medical devices now have marketing authorizations from the FDA, one or more of our competitors may develop and obtain authorization for similar products that compete with ours. For example, in the U.S., using our marketing authorizations for BabySat and/or Dream Sock, our competitors may develop products that the FDA determines are substantially equivalent to our products and may use our products as predicate devices to obtain 510(k) clearances for their competing products or otherwise obtain authorizations that facilitate entry into the market.

We may acquire other businesses or form joint ventures or make investments in other companies or technologies that could negatively affect our operating results, increase our costs and liabilities, require significant management attention, and adversely affect our financial condition and results of operations.

We may pursue acquisitions of businesses and assets. We also may pursue strategic alliances and joint ventures that leverage our technology and industry experience to expand our offerings or distribution. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations and financial condition. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture. In addition, joint ventures and strategic alliances may involve risks relating to shared decision-making, governance, contractual restrictions, partner disputes, and difficulties enforcing our rights or protecting our intellectual property. To finance any acquisitions or joint ventures, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our stock as consideration.

Any difficulties in identifying, completing, or integrating acquisitions, or any unexpected costs, liabilities, disputes, regulatory issues, or impairments in connection with such transactions or investments, could adversely affect our business, financial condition and results of operations.

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

Additionally, in the past, securities class action and derivative litigation has often been brought against a company following a decline in the market price of its securities. We have been, and may in the future be, subject to securities class action, derivative, and other stockholder-related litigation. For additional information regarding these matters, and other legal proceedings involving the Company, see Part II. Item 8. “Financial Statements and Supplementary Data - Note 7.” These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, or we may decide to settle such lawsuits on unfavorable terms, which could have a material adverse effect on our business, financial condition, results of operations or stock price.

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
•We did not design and maintain effective controls over the accounting for the accuracy and existence of inventory, nor controls which verified the completeness and accuracy of accrued liabilities. Each of these material weaknesses resulted in immaterial adjustments within the year ended December 31, 2022, and the accrued liabilities material weakness resulted in immaterial adjustments within the year ended December 31, 2024, and in the interim periods ended March 31, 2025 and June 30, 2025.
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

We believe we will be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act for our 2027 Annual Report on Form 10-K to be filed in early 2028. Failure to comply in a timely manner, or the identification of additional material weaknesses, could adversely affect our business and stock price.

As a public company, we are required pursuant to Section 404(a) of the Sarbanes-Oxley Act, subject to certain exceptions, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment needs to include disclosure of any material weaknesses identified by our management in internal control over financial reporting. Once we cease to be a non-accelerated filer, we will be required to provide both an annual management report on the effectiveness of our internal control over financial reporting and a related attestation report from our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act. The process of becoming compliant with Section 404(b) will cause increases in our professional and consulting fees, most notably those related to our independent audit. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources. In addition, our independent auditors may identify deficiencies that we did not uncover during our prior management-only assessments under Section 404(a). Any "material weakness" reported by our auditors could adversely impact investor confidence, the price of our common stock, and our ability to raise capital in the future.

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

We source a significant portion of our products from Thailand and Vietnam. During 2025 and early 2026, imports from these countries were subject to increased "reciprocal" tariffs of 19% and 20%, respectively, pursuant to the President's authorities under the International Emergency Economic Powers Act (IEEPA), 50 U.S.C. §§1701-1708. As of February 24, 2026, certain country-specific tariff measures were replaced by a temporary 10% ad valorem import surcharge implemented under Section 122 of the Trade Act of 1974 (19 U.S.C. §2132). While this represents a reduction from prior levels, the 10% surcharge remains a significant cost burden. Furthermore, our camera products produced in Vietnam remain subject to a higher 40% tariff if they are deemed to have been “transshipped” from another country.

The recent Supreme Court ruling has created a possibility for the Company to seek refunds of the higher 19% and 20% duties paid during the period the IEEPA tariffs were in effect. However, the process for claiming such refunds is subject to legal and administrative uncertainty. There is no assurance that we will be successful in obtaining these refunds, or that the amounts recovered would be material to our financial results.

During 2026, we plan to expand production of our Dream Sock and Dream Duo products to Mexico. We believe these products may qualify for a medical device exemption that would reduce the impact of certain tariffs. However, there is no assurance that we will be able to maintain this exemption or that the underlying trade rules will remain in effect. Any changes to the current medical device exemption status for products imported from Mexico, or broader shifts in U.S.-Mexico trade policy, could negatively impact our ability to realize these cost savings and could adversely affect our results of operations.

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

Changes in U.S. trade policies, tariffs, taxes, export restrictions, or other trade barriers, have and could continue to have a material adverse effect on our business, results of operations, and financial condition. For example, the U.S. government has initiated, and may continue to initiate, investigations under Section 232 of the Trade Expansion Act of 1962, including investigations into imports of medical devices, which could lead to the imposition of substantially higher tariffs. U.S. tariffs implemented since 2025 have adversely impacted our cost of goods sold and gross margins, and any subsequent changes in U.S. trade policies, including the imposition of tariffs or restrictions on raw materials or components, may further limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary raw materials or components, which would have a material adverse effect on our business, results of operations and financial condition.

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

We market our products directly to consumers in the U.S. and a select number of international countries. If demand increases, we are required to increase production proportionally. As of the date of this Report, our manufacturing facility in Thailand has reached its maximum production capacity. To support the continued growth of our Dream Sock and Dream Duo products, we plan to expand our manufacturing footprint during 2026 by adding a new production line in Mexico.

Adapting to changes in demand inherently lags behind actual market shifts because it takes time to identify trends and implement necessary production measures. Furthermore, these capacity expansions require significant capital expenditures, and there is no guarantee that our investments in the Mexico facility will result in the anticipated efficiencies or output.

Capacity adjustments are inherently risky because they are based on imperfect information; market trends may rapidly intensify, ebb, or even reverse. We have in the past not always been, and may in the future not be, able to accurately or timely predict trends in demand and consumer behavior, or to take appropriate measures to mitigate risks and exploit opportunities resulting from such trends.

Any inability to successfully scale our production in Mexico or to adequately and effectively react to changes in demand could have a material adverse effect on our business, financial condition, and results of operations.

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

We market our products and services through a mix of digital and traditional marketing channels. These include retail marketing, paid search, digital display advertising, email marketing, affiliate marketing, social media, and select print advertising. We also leverage our database of prospects and customers to further drive customer acquisition and referrals. We spend significant amounts on advertising and other marketing campaigns to acquire new customers, and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to acquire new customers and increase awareness of our products and services. While we seek to structure our marketing campaigns in the manner that we believe is most likely to encourage consumers to use our products and services, we may fail to identify marketing opportunities that satisfy our anticipated return on marketing spend as we scale our investments in marketing, accurately predict customer acquisition, or fully understand or estimate the conditions and behaviors that drive consumer behavior. Further, state, federal and foreign laws and regulations governing the privacy and security of personal information are evolving rapidly and could impact our ability to identify and market to potential and existing customers. If federal, state, local or foreign laws governing our marketing activities become more restrictive or are interpreted by governmental authorities to prohibit or limit these activities, our ability to attract new customers and retain customers would be affected and our business could be materially harmed. In addition, any failure, or perceived failure, by us, to comply with any federal, state, or foreign laws or regulations governing our marketing activities could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers or others or other liabilities, and may require us to change our operations and/or cease using certain marketing strategies. If any of our marketing campaigns prove less successful than anticipated in attracting new customers, we may not be able to adequately recover our marketing spend, and our rate of customer acquisition may fail to meet market expectations, either of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our marketing efforts will result in increased sales of our products and services.

Further, web and mobile browser developers, such as Apple, Microsoft and Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising of our products and services. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to track consumer actions and collect information that allows us to attribute consumer actions on advertisers’ websites to the effectiveness of advertising campaigns run by us.

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

Furthermore, we are increasingly subject to risks associated with the rapid evolution of consumer search behavior, specifically the growing use of generative artificial intelligence (“AI”) and large language models (“LLMs”) for product discovery and research. Unlike traditional search engines that provide a list of website links, these AI models may synthesize information to provide direct answers or recommendations. If our products are not effectively indexed, referenced, or prioritized within these AI-driven results, or if the models provide inaccurate or unfavorable information about our brand, our visibility to potential customers could be significantly diminished. This shift toward 'zero-click' searches, where consumers receive information without visiting our website, may reduce our organic traffic, increase our customer acquisition costs, and render our traditional search engine optimization and digital marketing strategies less effective, any of which could materially and adversely affect our business and results of operations.

Our success depends substantially on our reputation and brand.

Our success is dependent in large part upon our ability to maintain and enhance our reputation and brand. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to actions taken (or not taken) with respect to social, environmental, and community outreach initiatives, the personal conduct of individuals actually, or perceived to be associated, with our brand, and our growth or rebranding strategies. We are heavily dependent on customers who use our products and services, in particular Dream Sock and Dream Sight, to provide good reviews and word-of-mouth recommendations to contribute to the growth of our brand and reputation. Customers who are dissatisfied with their experiences with our products and services or services may post negative reviews. We may also be the subject of blog, forum or other media postings that include statements that create negative publicity. If the FDA or other regulatory body makes public any determination that any of our products is not in compliance with applicable requirements, such as the FDA did in the past with respect to one of our legacy products, or takes some other public action such as issuing a public enforcement action or recommending or mandating a recall, customers may react negatively and stop purchasing or recommending our products or services, or may demand refunds. Any negative reviews or publicity, whether real or perceived, disseminated by word-of-mouth, by the general media, by electronic or social networking means or by other methods, could harm our reputation and brand and could severely diminish consumer confidence in our products and services.

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

In addition, events reported in the media, including social media, whether or not accurate or involving us or our products or services, could create or amplify negative publicity for us or for the industry or market segments in which we operate. These and other types of social media risks could reduce demand for products and services offered by us and/or shift consumer preferences to competitors and could result in a decrease in customer demand for our products and services.

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

Further expanding our business to attract customers in countries other than the U.S. is a key element of our long-term business strategy. As of December 31, 2025, we distributed and sold our products and services in over 30 countries, and plan to expand into India and other countries during 2026 and beyond. International operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, and such exposure will increase as our international presence and activities increase. Our ability to execute on international growth also depends on effective cross-functional planning and coordination across sales, marketing, regulatory, customer support, and supply chain teams, including localization, inventory planning, channel readiness, and compliance with local requirements. If we are unable to effectively coordinate these functions, establish and maintain local partners, or adjust plans in response to regulatory or operational obstacles, our market entries, product launches, or ongoing operations in those jurisdictions could be delayed, disrupted, or less successful than expected, which could adversely affect our business, financial condition and results of operations. These risks include:

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on IT systems and infrastructure, including those of third-party service providers we rely on, to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information of customers and our employees and contractors. However, our IT systems and those of our users, customers, partners, suppliers and third-party service providers are vulnerable to numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT systems and data, including from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human or technological error, fraud, denial or degradation of service attacks, as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon IT systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. For example, we have been and in the future may be the target of phishing and other scams and attacks. We have not always been successful in detecting these attacks, and while we have not experienced any significant loss or material expense as a result of these cybersecurity attacks or other information security breaches, there can be no assurance that we will not suffer additional attacks or incur material financial or legal consequences or expense in the future. As a result of the continued hybrid work environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

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

Development, maintenance, and use of AI technologies may not be beneficial to our business, and may result in the poor performance of our products, services and business, as well as damage our reputation and the reputations of our customers, or cause us to incur liability resulting from the violation of laws or contracts to which we are a party.

We are investing in the development and use of AI machine learning and automated decision-making technologies (collectively, “AI Technologies”) in our camera and wearable products. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies, and there can be no assurance that the usage of, or our investments in, such technologies will enhance our products or services or be beneficial to our business, including our efficiency or profitability.

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

The rules and regulations related to income, sales, use or other tax laws, statutes, rules, regulations or ordinances in the United States are subject to change and can be interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, the One Big Beautiful Bill Act of 2025 (the “OBBBA”) introduced a broad range of changes to the U.S. federal income tax regime, including the extension of key provisions from the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025, among others. We continue to evaluate the impact of the legislation on our business and our tax liability as additional guidance becomes available.

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

We have incurred substantial net operating losses (“NOLs”) since inception, and we may not achieve profitability in the future. U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration. U.S. federal NOLs generally may not be carried back to prior taxable years except that, under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), U.S. federal NOLs generated in 2018, 2019 and 2020 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. Additionally, for taxable years beginning after December 31, 2020, the deductibility of U.S. federal NOLs is limited to 80% of our taxable income in such taxable year. NOLs generated in tax years before 2018 may still be used to offset future taxable income without regard to the 80% limitation, although they have the potential to expire without being utilized if we do not achieve profitability in the future. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a corporation, as well as changes in ownership arising from new issuances of stock by the corporation. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other pre-change tax attributes if we undergo a future ownership change. We could experience one or more ownership changes in the future, as a result of future changes in our stock ownership, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset post-change taxable income may be subject to limitations. For these reasons, we may not be able to utilize a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

We are subject to evolving and sometimes conflicting, laws, regulations, policies, and investor and other stakeholder expectations concerning environmental, social, and governance matters both in the United States and internationally. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. While we may from time to time engage in various initiatives (including but not limited to voluntary disclosures, policies, or goals) to improve our profile or respond to stakeholder expectations, we cannot guarantee that these initiatives will have the desired effect. In addition, in a climate where there are changing and increasingly divergent views on where our focus should be on these matters, our initiatives, goals, or commitments, or any revisions to them, may be criticized and the accuracy, adequacy, or completeness of such disclosures challenged. There is also increasing regulatory scrutiny, including the adoption of certain reporting requirements, on such matters; however, such regulations are not uniform, and other policymakers have sought to constrain companies’ consideration of environmental, social, or other sustainability matters in certain instances. Our actual or perceived failure to achieve our initiatives, goals, or commitments, or otherwise successfully manage investor or other stakeholder expectations on these matters, could negatively impact our reputation or otherwise harm our business. Additionally, certain of our suppliers and other stakeholders are subject to similar expectations, which may result in additional or increased risks.

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

Concerns about climate change may also result in actions by various investors, consumers, regulators, or other stakeholders. For example, various policymakers, including the State of California, have adopted (or are considering adopting) requirements for the disclosure of certain climate-related information, which may require additional costs for us to comply. Our suppliers may be subject to similar risks, which may indirectly impact us as well.

Risks Related to Regulation of Our Industry and Products

Despite having received 510(k) clearance from the FDA for our prescription-required BabySat pediatric monitor, and having received de novo authorization (classification) for Dream Sock, such marketing authorizations do not ensure commercial success of these products, which will require us to implement processes, procedures and operations necessary to market and sell medical devices. We may not be successful in implementing these requirements, which could subject us to new risks and could adversely affect our business, financial condition and results of operations.

In June 2023, we received 510(k) clearance from the FDA for BabySat, a prescription use-only pulse oximeter indicated for use in measuring and displaying functional oxygen saturation values of arterial hemoglobin and pulse rate and for spot-checking and/or continuous monitoring of well-perfused patients, greater than one month old up to 18 months old and weighing between 6 and 30 pounds, in the home environment. In November 2023, we received de novo authorization from the FDA for Dream Sock. The BabySat clearance was the first medical device marketing authorization we have received. In order to market and distribute BabySat or other medical devices, we will need to modify certain of our internal business operations to ensure they comply with medical device requirements and to enable distribution of the product in accordance with the limitations of use described in our marketing authorizations. For example, the 510(k) clearance for BabySat limits distribution of this product to prescription use-only. In the direct-to-consumer model we utilize to distribute Dream Sock and Dream Sight, consumers purchase our products directly from us or one of our retailers, which is a model we are not able to utilize to distribute BabySat in accordance with its prescription-required marketing authorization. We have implemented new distribution channels for BabySat with durable medical equipment distributors, and continue to explore distribution options with healthcare institutions and other healthcare payor and provider channels. We have entered into relationships intended to expand insurance-supported access to BabySat through durable medical equipment distribution pathways; however, these initiatives may not result in sustained prescription volume, favorable reimbursement coverage, or commercially acceptable economics. The success of these channels will depend on a number of factors, including our ability to identify, establish and maintain strong partnerships within these channels and the level of coverage and reimbursement payors provide for this product. Further, even though we have received FDA clearance for BabySat, we will still need to demonstrate the business and clinical rationale and justifications of this product in order for healthcare institutions and providers to be convinced of the need to prescribe it, and we may not be successful in these efforts. In addition, marketing authorization subjects us to ongoing regulatory requirements and oversight, including quality system, labeling, promotion, complaint handling, reporting, and inspection requirements. As of February 2026, FDA's device quality system requirements are governed by the Quality Management System Regulation ("QMSR"), which incorporates ISO 13485:2016, and compliance may require significant resources and operational changes. If we fail to maintain compliance with applicable requirements or respond effectively to inspections, audits, adverse events, or product performance issues, we could be required to implement field actions or recalls, suspend distribution, modify products or labeling, incur significant costs, or face enforcement actions, any of which could adversely affect our reputation, revenue and operating results.
We are required to obtain and maintain marketing authorizations or certifications from the FDA, foreign regulatory authorities or notified bodies for medical device products in the U.S. or in foreign jurisdictions, which can be a lengthy and time-consuming process, and a failure to do so on a timely basis, or at all, could severely harm our business.

Dream Sock and BabySat are regulated as medical devices by the FDA and other regulatory authorities, and we must maintain ongoing compliance with medical device requirements with respect to the design, manufacture, sale, marketing, distribution, and post-market oversight of such products.

Medical devices are subject to extensive regulation in the U.S. by local government, state government and the federal government, including by the FDA. The FDA regulates virtually all aspects of a medical device’s design, development, testing, manufacturing, labeling, storage, record keeping, reporting, sale, promotion, distribution and shipping. In the U.S., unless an exemption applies, any medical device that we seek to market in the U.S. must first undergo the FDA’s premarket review pursuant to the FDCA, and must receive the FDA’s marketing authorization either via clearance of a 510(k) premarket notification or, de novo classification, depending on the type of device. Dream Sock has received FDA marketing authorization through the de novo classification process as a Class II medical device, and BabySat has received FDA marketing authorization through FDA clearance of a 510(k) premarket notification as a Class II medical device. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence.

The de novo classification process provides a pathway to obtain marketing authorization for certain novel medical devices for which there is no legally marketed predicate, and it establishes a new device type that may serve as a predicate for future 510(k) submissions. We do not currently market, and do not expect in the foreseeable future to market, any medical device that would require approval of a premarket approval application ("PMA"). However, the FDA's classification determinations and regulatory requirements are subject to change, and the FDA could determine that one or more future products, product modifications, or new intended uses would require a different or more burdensome regulatory pathway.

Certain modifications made to products cleared through a 510(k) premarket notification or de novo classification may require a new 510(k) clearance. In addition, even where a new 510(k) clearance is not required, we may be required to document and implement design, labeling, manufacturing, or software changes in accordance with applicable FDA requirements and our quality system procedures. The de novo classification and 510(k) clearance processes can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. In addition, a de novo classification may require the performance of one or more clinical trials, and a 510(k) clearance sometimes requires clinical data to support clearance. Despite the time, effort and cost, any particular device may not be authorized for marketing by the FDA. Any delay or failure to obtain necessary marketing authorizations could harm our business.

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

To support any submissions to the FDA seeking marketing authorizations, we may be required to conduct clinical testing of our product candidates. Such clinical testing must be conducted in compliance with FDA requirements pertaining to research with human subjects. Among other requirements, we must obtain informed consent from study subjects and approval by institutional review boards (“IRB”) before such studies may begin. We must also comply with other FDA requirements such as monitoring, record-keeping, reporting and the submission of information regarding certain clinical trials to a public database maintained by the National Institutes of Health. Certain clinical investigations, including those involving significant risk devices, may be subject to additional FDA and other regulatory requirements. Compliance with these requirements can require significant time and resources. If the FDA determines that we have not complied with such requirements, the FDA may refuse to consider the data to support our submissions seeking marketing authorization or may initiate enforcement actions.

Moreover, clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials. Any clinical evaluations we conduct may not demonstrate the expected performance characteristics, may identify unforeseen safety issues, or may not be accepted by regulators as sufficient to support the applicable submission or intended use. We may also be delayed in our clinical trials, including as related to, among other things: obtaining authorization to initiate clinical trials; reaching agreement on acceptable terms with vendors, clinical trial sites, and contract research organizations; obtaining IRB approvals, recruiting subjects and having them complete the study; experiencing deviations from clinical trial protocols; and adding new clinical sites. We could encounter delays if a clinical trial is suspended or terminated due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our medical device products we seek to develop, the commercial prospects of our proposed products will be harmed, and our ability to generate product revenues from any of these products will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and jeopardize our ability to generate product sales and revenues.

The FDA’s interpretations of its laws and regulations are subject to change. If the FDA changes its policy or concludes that the marketing of any of our products is not in accordance with current policies, regulations or statutory requirements, or if the FDA changes its applicable policies or if changes are introduced to applicable laws or regulations, we may be required to seek clearance or other marketing authorization for these products through the 510(k) or de novo classification processes, may not be permitted to continue marketing these products until marketing authorization is obtained, or may be the subject of regulatory enforcement actions or recalls.

Medical device regulatory regimes outside the U.S. may require us to obtain and maintain marketing authorizations, certifications or registrations for products we currently sell or support internationally and for products we seek to commercialize in additional markets (including for product changes, software features or marketing claims), and may impose ongoing post-market surveillance, audit, change-control, labeling and quality system obligations; delays or failures in obtaining, maintaining, or complying with these requirements could adversely affect our ability to sell and support our products internationally, increase our costs, or result in enforcement actions or restrictions on sales or support.

We currently sell and support Owlet Smart Sock and Dream Sock in certain countries outside of the U.S. Regulatory classification and authorization requirements for medical devices and related software-enabled features vary significantly by jurisdiction and may change over time, including as regulators update policies or adopt new requirements, or as they interpret or apply existing requirements differently. Regulatory authorities or notified bodies may determine that additional marketing authorizations, certifications, registrations, approvals, or other regulatory requirements apply to products we currently sell or support internationally, including based on differing or evolving interpretations of whether a product, feature, or associated claims cause the product to be regulated as a medical device. In addition, even where we have obtained a marketing authorization, certification or registration in a given jurisdiction for a particular product, we may be required to obtain additional authorizations or approvals in connection with product modifications, new software features, changes to intended use, labeling changes, or marketing claims, and such efforts may be time-consuming, costly, and uncertain. We may be unable to obtain, maintain, or renew required authorizations, certifications, or registrations on a timely basis or at all, and requirements may differ across jurisdictions and change over time.

We have obtained medical device authorizations or certifications for Dream Sock in certain jurisdictions outside the U.S., and we also offer certain products internationally that are marketed as non-medical in certain jurisdictions. In Canada, we market and sell a non-medical version of Dream Sock. In Australia and New Zealand, we market and sell Dream Sock as a medically-certified product and also market and sell Owlet Smart Sock 3 as a non-medical product. We may seek to expand into additional jurisdictions and/or offer medically-certified versions of products in additional markets; however, we may be required to obtain and maintain additional authorizations, certifications, registrations, or approvals for such expansion and may be subject to ongoing post-market, audit, change-control, labeling, and local compliance obligations that may increase our costs and operational complexity.

Regulatory authorities or notified bodies may also disagree with our assessments or positions regarding regulatory classification in a particular jurisdiction, or may change their interpretations over time. For example, we previously marketed and sold Owlet Smart Sock in the UK, but are not currently marketing or selling Owlet Smart Sock in the UK. The MHRA, the regulatory authority responsible for the UK medical device market, has asserted that the Owlet Smart Sock requires certification by an approved body and subsequent registration as a medical device in the UK, but has previously indicated it will allow us to continue to offer support for previously-sold Owlet Smart Sock monitors in the UK. If the MHRA determines that we are not permitted to continue supporting previously-sold Owlet Smart Sock monitors notwithstanding the fact that we have ceased marketing and sales of Owlet Smart Sock in the UK, we may have to cease support of the product in the UK and could be subject to enforcement action. In Canada, Health Canada, the regulatory authority responsible for the Canadian medical device market, initially asserted that Dream Sock was a medical device that can no longer be sold in Canada unless a relevant license has been issued, and Health Canada has not affirmatively concluded that it agrees or disagrees with our position that Dream Sock is not a medical device in Canada. If Health Canada does not agree with our position, we may be required to cease distribution of the product into the Canadian market and may be subject to enforcement action.

In addition, regulatory regimes in certain foreign jurisdictions may impose material ongoing obligations once a product is authorized or certified as a medical device. For example, in Europe, medical devices generally may be marketed only if they receive certification by a notified body and satisfy applicable pre- and post-market requirements, including under the EU Medical Devices Regulatory (2017/745, the "MDR"). Although we obtained EU certification for Dream Sock under the MDR, maintaining certification may require periodic surveillance audits, compliance with post-market obligations, and review by a notified body of certain planned substantial changes to our quality system or to a certified device. A notified body may disagree with our proposed changes, which could delay or prevent product modifications or introductions. Following Brexit, regulatory requirements in Great Britain differ from those applicable in Northern Ireland and the European Union, and ongoing compliance with multiple sets of regulatory requirements may increase our costs and complexity. In addition, changes to UK post-market surveillance requirements became effective in June 2025, and the MHRA has indicated that new UK legislation on premarket requirements is expected to come into force in 2026. If there is insufficient UK approved body capacity, there is a risk that product certification could be delayed, which might impact our ability to market products in Great Britain.

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

We have relied and expect to continue to rely on third parties to conduct our non-clinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain marketing authorization or other required certifications to commercialize our medical device products and our business could be substantially harmed.

We have relied upon and expect to continue to rely upon third parties for execution of our non-clinical and clinical studies, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our third party contractors may be required to comply with Good Clinical Practice (“GCP”) requirements and Good Laboratory Practice requirements which are regulations and guidelines enforced by the FDA and other regulatory authorities for the conduct of certain clinical and non-clinical studies, respectively. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, and other contractors. If we or any of our third party contractors fail to comply with applicable regulations, the data generated in our studies may be deemed unreliable and the FDA and other regulatory authorities or bodies may require us to perform additional non-clinical and clinical studies before issuing any marketing authorizations or other certifications for any medical device products we seek to market. Upon inspection by a given regulatory authority, such regulatory authority may determine that our clinical studies do not comply with GCP regulations. Our or our third party contractors’ failure to comply with these regulations may require us to repeat clinical studies, which would delay or prevent any required marketing authorization or similar certification from being granted or could require us to modify our products, labeling, or claims.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. In addition, our contractors are not our employees, and except for remedies available to us under our agreements with them, we have limited ability to control whether or not they devote sufficient time and resources to our development programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our studies may be extended, delayed, or terminated and we may not be able to obtain marketing authorizations or other required certifications to successfully commercialize our proposed medical device products. These third parties may also fail to maintain appropriate data integrity, quality systems, or documentation, may experience cybersecurity or privacy incidents (including involving sensitive information), or may become financially unstable or otherwise unable to perform, and any such events could delay, compromise, or prevent our development and regulatory efforts. Third parties may also generate higher costs than anticipated. As a result, our results of operations and the commercial prospects for our proposed products would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

We rely on third party manufacturers and suppliers to produce our products in compliance with applicable quality system and regulatory requirements, and failure to do so could result in enforcement actions, recalls, and supply disruptions.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our commercial products in-house, and we rely on third-party contract manufacturers for the manufacture of our products. We do not control the manufacturing process of, and are dependent on our contract manufacturing partners for, compliance with applicable regulatory requirements for any medical device products we seek to market. For example, the FDA requires adherence to current good manufacturing practice requirements for medical devices, known as the QMSR, which incorporates ISO 13485:2016. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulators, our products may not be able to be lawfully marketed. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. In addition, certain of our retailers and other commercial partners may require our third-party manufacturers and key suppliers to maintain compliance with vendor codes of conduct and to participate in social compliance audit programs (for example, widely used ethical trade and social audit methodologies) as a condition to carrying our products. These requirements, and expectations regarding audit outcomes and remediation, may evolve over time. If a third-party manufacturer or supplier fails to satisfy applicable social compliance audit requirements or remediation expectations, our retailers or other commercial partners may suspend purchases of, decline to carry, or require us to transition SKUs associated with that manufacturer or supplier, which could increase our costs, disrupt supply, or adversely affect sales.

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
•interruptions of production, including as a result of manufacturing holds or other regulatory action; and
•operating restrictions.
If any of these items were to occur, it would harm our reputation and adversely affect our business, financial condition and results of operations.

We also rely on our contract manufacturers and other suppliers to maintain appropriate quality systems, documentation, and controls (including for changes to processes, components, and suppliers) to support our regulatory compliance and any required inspections, audits, and reporting obligations. In addition, we may be required by certain retailers, distributors, and other commercial partners to demonstrate supply chain compliance with specified ethical sourcing or social responsibility requirements, including through third-party audits, and any inability to do so could adversely affect our ability to maintain or expand these commercial relationships.

Regulatory reforms may impact our ability to develop and commercialize our products and services and technologies.

From time to time, legislation is drafted and introduced that could significantly change the regulatory frameworks governing our products and services. In addition, regulations and guidance are often revised or reinterpreted by the government agency in ways that may significantly affect our business or products and services. FDA requirements related to digital health have evolved over time as the FDA has gained additional experience with these kinds of products and modified its approach to regulation in light of changes to its statutory authority. For example, in 2016, the 21st Century Cures Act was enacted to, among other things, amend the FDCA to remove certain software functions from the definition of a “device.” The FDA also issued guidance in 2016, which was updated in 2019, establishing a policy of enforcement discretion for certain low risk general wellness products, including certain such products with software functions. In January 2026, the FDA issued an updated guidance document, "General Wellness: Policy for Low Risk Devices," which superseded the 2019 version and describes the FDA's current enforcement discretion policy for certain low-risk general wellness products. The FDA’s approach to digital health continues to evolve, and the FDA continues to publish new guidance on its approach to software as a medical device. For example, in January 2025, the FDA issued a draft guidance document setting forth recommendations for testing, labeling, and premarket submission contents for pulse oximeters. This draft guidance, if finalized, could increase non-clinical and clinical performance testing expectations and labeling recommendations for pulse oximeters used for medical purposes, and could increase the time and resources required to obtain or maintain marketing authorization for such products. In addition, in 2025 the FDA issued safety communications highlighting risks associated with unauthorized infant monitoring devices that claim to measure vital signs, and unauthorized blood pressure devices (including software features on wearables) that claim to measure blood pressure, and the FDA has indicated it is taking steps to address unlawfully marketed unauthorized devices. These communications and related enforcement activity may increase regulatory scrutiny of device classification and marketing claims for consumer monitoring products and software-enabled features, and could require us to modify products, labeling, or marketing claims, or could increase the risk of inquiries or enforcement actions if regulatory authorities determine that a product or feature is being marketed in a manner that requires marketing authorization. Any new statutes, regulations, or policies, or revisions or reinterpretations of existing statutes, regulations, or policies, including those in the digital health area, may increase our costs or subject us to additional regulation or the need for marketing authorization or similar certification requirements for our products, or may lengthen review times of certain products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute such products.

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

Obtaining FDA or foreign regulatory authorities marketing authorization or notified bodies certification generally permits us to promote the subject medical device only for the specific use(s) cleared, approved, certified or otherwise authorized by the FDA, foreign regulatory authorities or notified bodies. Use of a medical device outside its authorized or certified indications is known as “off-label” use. Although physicians may use any medical devices we market off-label because the FDA and foreign regulatory authorities do not restrict or regulate a physician’s choice of treatment within the practice of medicine, we are prohibited from marketing or promoting any medical devices for off-label use. Because our products and services include software-enabled features and may be updated over time, we may also be required to evaluate whether changes to functionality, labeling, instructions for use, user experience, or marketing claims could alter the regulatory status of a product or require additional regulatory submissions or authorizations, and we may be required to modify or limit product features or claims to remain within authorized indications. While we may pursue FDA or foreign regulatory authorities marketing authorizations or notified bodies certifications for certain indications for any medical devices we seek to market, the FDA or foreign regulatory authorities or notified bodies may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any authorized or certified product as a condition of marketing authorization or certification. If the FDA or foreign regulatory authorities determine that our products authorized or certified for marketing as medical devices were promoted for off-label use, or that false, misleading or inadequately substantiated promotional claims have been made by us or our commercial partners, it could request that we or our commercial partners modify those promotional materials or take regulatory or enforcement actions, including the issuance of an untitled letter or warning letter, injunction, seizure, civil fine and criminal penalties. We may also be held responsible, in whole or in part, for promotional statements made by third parties acting on our behalf or in coordination with us, including distributors, retailers, durable medical equipment providers, healthcare partners, affiliates, and influencers.

It is also possible that other federal, state or foreign enforcement authorities may take action if they consider our communications, including promotional or training materials, to constitute promotion of an uncleared, uncertified or unapproved use of a medical device. If not successfully defended, enforcement actions related to off-label promotion could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In addition, even if we believe our communications are compliant, regulators may interpret promotional claims, product descriptions, or software-enabled features differently, including in connection with digital health products and consumer monitoring claims. In any such event, our reputation could be damaged, adoption of our products could be impaired, and we could be subject to extensive fines and penalties.

Additionally, we must have adequate substantiation for the claims we make for our products and services. If any of our claims are determined to be false, misleading or deceptive, our products and services could be considered misbranded under the FDCA or in violation of the Federal Trade Commission Act. We could also face lawsuits from our competitors under the Lanham Act alleging that our marketing materials are false or misleading. We may also be subject to investigations, enforcement actions, or private litigation based on alleged deficiencies in disclosures, disclaimers, or substantiation for health-related or performance claims, including claims made through digital channels, social media, or third-party marketing.

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

We are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, import, export, registration, and listing of devices. The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory authorization, certification or clearance to market a device, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. These post-market requirements may include, among other things, complaint handling, corrective and preventative actions, quality system controls (including supplier oversight), post-market surveillance and vigilance reporting, and requirements relating to labeling, advertising and promotional practices. The FDA, state and foreign regulatory authorities and notified bodies may have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities or notified bodies, which may include any of the following sanctions:
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

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations. In addition, because certain of our products and services include software-enabled features and may be updated over time, changes to functionality, claims, labeling or instructions for use, or the addition of new features, may increase our post-market compliance obligations or require additional regulatory assessment, and any failure to manage such changes appropriately could result in regulatory action or restrictions on sales or support.

In addition, the FDA and foreign regulatory authorities may change their clearance or certification policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay clearance, certification or approval of our future products under development or impact our ability to modify our currently cleared or certified products on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new clearances, certifications or approvals, increase the costs of compliance or restrict our ability to maintain our clearances of our current products. For more information, see “—Regulatory reforms may impact our ability to develop and commercialize our products and services and technologies.” To the extent we currently, or may in the future, rely on third parties in connection with manufacturing, distribution, servicing or post-market activities, failures by such third parties to comply with applicable requirements, maintain appropriate documentation, or timely provide information needed for our reporting obligations could also adversely affect our compliance posture and increase the risk of enforcement actions, fines, or other penalties.

Changes in and actual or perceived failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of health-related and other personal information, including information we collect about children and infants, their parents and other consumers who purchase our products and services, as well as information that we may now or in the future collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures, or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business. In addition, as we expand internationally and introduce new products and services (including subscription-based services) in additional jurisdictions, we may become subject to new or different privacy, data protection, consumer health data, and children's privacy requirements, as well as increased scrutiny by regulators and consumer advocates, which could increase our compliance costs and risk of enforcement or litigation.

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

For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states and are continuing to be proposed at the state and the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. For example, Washington State enacted a broadly applicable law to protect the privacy of health information known as the “My Health My Data Act,” which generally requires affirmative consent for the collection, use, or sharing of any “consumer health data.” Consumer health data is defined to include personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status; consumer health data also includes information that is derived or extrapolated from non-health information, such as algorithms and machine learning. Other states, including Connecticut and Nevada, have also passed consumer health data laws, and given the increased focus on the use of health data by entities that are not subject to HIPAA, additional states are expected to pass consumer health privacy laws. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions, which may increase our compliance costs and risk of enforcement, litigation, and reputational harm. For example, the General Data Protection Regulation (“GDPR”) imposes strict requirements for processing the personal data of individuals within the EEA, including in relation to use, collection, analysis, security and international transfers of such personal data, and provides for significant penalties for noncompliance (including fines of up to €20 million or 4% of the annual global revenues, whichever is greater). In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, and civil claims (including class actions).

The GDPR also restricts transfers of personal data to third countries that have not been found to provide an "adequate" level of protection, including the U.S., and applicable transfer mechanisms and requirements may change or be interpreted in a manner that increases compliance burdens. In July 2023, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework (“DPF”), which provides a transfer mechanism for organizations that self-certify under the DPF. Although the DPF has been upheld in a recent challenge, it may remain subject to additional challenges and ongoing regulatory scrutiny, and we may be required to implement or update alternative transfer mechanisms (such as standard contractual clauses and related safeguards) or make operational changes in response to legal or regulatory developments.

We are also subject to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”), which imposes separate but similar obligations to those under the GDPR and comparable penalties. In addition, cross-border transfer requirements under the UK GDPR may evolve, and we may be required to implement or update transfer mechanisms and contractual safeguards for personal data transferred outside the UK. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional privacy and data protection laws and regulations that may affect how we conduct business and process personal data.

In Australia, amendments to privacy laws and increased regulatory activity (including compliance efforts focused on privacy policies and transparency requirements) may increase the complexity and potential consequences of noncompliance, including through investigations, compliance and infringement notices, and penalties.

In India, the Digital Personal Data Protection Act, 2023 and implementing rules notified in 2025 establish a comprehensive framework governing the processing of digital personal data, and compliance may require updates to notices, consent flows, security safeguards, retention and deletion practices, vendor arrangements, and operational processes, which may increase our costs and risk of enforcement or litigation as we expand in that market.

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

Our relationships with customers, physicians and third-party payors may be subject to federal, state and foreign healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners, or vendors violate these laws, we could face substantial penalties.

For any medical devices or other healthcare products and services we offer, our relationships with healthcare customers, physicians, and third-party payors may be subject to federal, state and foreign healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. These laws may impact, among other things, our proposed and future sales, marketing, and education programs. As we expand distribution of prescription products and pursue relationships with durable medical equipment distributors, healthcare institutions, providers, and third-party payors, our commercial activities may be subject to additional healthcare compliance requirements and scrutiny. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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
•federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal government programs that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, including federal healthcare programs. In addition, the government may assert that claims for items or services that result from a violation of the federal Anti-Kickback Statute constitute a false or fraudulent claim for purposes of the false claims statute;
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
As we engage healthcare professionals and healthcare organizations for education, training, advisory services, product evaluation, and other support activities, and as we offer or may offer discounts, rebates, coupons, free or discounted products, demonstrations, loaners, patient support services, or other items or services of value in connection with reimbursement-supported distribution channels, our arrangements may be subject to heightened scrutiny under the Anti-Kickback Statute, beneficiary inducement restrictions, the Sunshine Act/Open Payments reporting requirements (to the extent applicable), and similar state and foreign laws. In addition, to the extent our products or related services are reimbursed by Medicare, Medicaid, or other third-party payors, we may face risk under false claims laws if claims submitted for reimbursement (or related certifications, documentation, coding, or coverage determinations) are alleged to be inaccurate, not medically necessary, or otherwise not compliant with applicable requirements, including where reimbursement is sought based on our products, services, training, marketing, or support materials. Any investigation, enforcement action, or private whistleblower action could result in significant damages, penalties, exclusion from government programs, reputational harm, and could materially adversely affect our business, financial condition, and results of operations.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions or significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, our commercialization of products outside the U.S. may subject us to foreign equivalents of these healthcare compliance and anti-corruption laws (including laws governing interactions with healthcare professionals and government officials), as well as local transparency and reporting obligations. Any action against us for violation of these laws, even if we successfully defend against such action, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

With respect to Dream Sock, Dream Sight, Owlet Cam and Dream Duo, we utilize a direct-to-consumer model where consumers purchase our products directly from us or one of our retailers. Currently, these products are not covered or reimbursed by any third-party payor. In contrast, BabySat, which is prescription-only and marketed through healthcare channels may depend in part on coverage and reimbursement by third-party payors and adoption by healthcare providers and institutions.

In the U.S., healthcare providers who may purchase these products generally rely on third-party payors, including Medicare, Medicaid and private health insurance plans, to pay for all or a portion of the cost of our products. To contain costs of new technologies, governmental healthcare programs and third-party payors are increasingly scrutinizing new and existing medical devices by requiring extensive evidence of favorable clinical outcomes. To the extent we market any medical devices, are successful in obtaining FDA marketing authorization to the extent applicable, and third-party payors determine that our products are medically necessary and clinically effective, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. In addition, payors may impose coverage limitations, prior authorization and other utilization management requirements, documentation requirements, network restrictions, or site-of-care limitations (including restrictions on DME suppliers), any of which could delay adoption and reduce demand. Third-party payors regularly update reimbursement amounts and may also revise the methodologies from time to time used to determine reimbursement amounts. This includes routine updates to payments to physicians for services provided. These updates could directly impact the demand for our products in the event our products or services using our products are covered and/or reimbursed by third-party payors. Although we believe that healthcare providers may be able to bill third-party payors using existing Current Procedural Terminology (“CPT”) codes for the remote monitoring of patients using products for which we obtain FDA authorization, including the initial set-up and patient education on the use of such products, their inability to obtain adequate reimbursement from third-party payors may adversely affect our business. The availability and adequacy of coding, coverage and payment are uncertain and may vary significantly by payor, geography, and provider setting, and payors may deny, delay, or reduce reimbursement, require additional evidence, or revise or discontinue coverage policies. Even where coverage exists, reimbursement may be subject to audits, recoupments, disputes, and enforcement scrutiny, including under laws relating to billing, documentation, medical necessity, and fraud and abuse. If third-party payors determine that our products are not covered, are experimental or investigational, are not medically necessary, or are subject to unfavorable payment rates or restrictive conditions, adoption of such products could be limited and our revenue could be materially adversely affected.

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

Our ability to grow reimbursement-supported channels may also depend on our ability to establish and maintain relationships with durable medical equipment distributors and other healthcare channel partners on commercially acceptable terms, manage returns, denials and administrative complexity, and effectively support providers, patients, and payors, any of which could require significant time and resources and may not be successful.

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

Regulatory agencies in many countries require us to report potential safety issues with our products and services under a variety of circumstances. For example, the FDA’s Medical Device Reporting regulations require that for any medical device we market, we report when we become aware of information that reasonably suggests that the product may have caused or contributed to a death or serious injury, or has malfunctioned in a way that, if the malfunction were to recur, would likely cause or contribute to a death or serious injury. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products or delay in clearance of future products. Similarly, under the Consumer Product Safety Commission (“CPSC”) reporting requirements, we are required to report to the CPSC any incident in which a CPSC-regulated product of ours creates an unreasonable risk of serious injury or death, contains a defect which could create a substantial product hazard, fails to comply with an applicable consumer product safety rule, or fails to comply with any other rule, regulation, standard or ban enforced by the CPSC.

In addition, we are subject to medical device vigilance and related reporting obligations outside the U.S. in the jurisdictions where we market medical devices (including in Europe, the U.K., Australia, New Zealand and South Africa). These frameworks generally require manufacturers to evaluate and report certain serious incidents (including those involving death or serious injury, or malfunctions that could result in such outcomes), certain trends, and field safety corrective actions or other corrective measures within prescribed timeframes, and to cooperate with regulatory authorities in investigating and addressing such events. Separately, for products regulated as general consumer products in certain jurisdictions, we may be subject to product safety notification obligations where products pose serious risks, which can also lead to corrective actions, including recalls.

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

Our intellectual property includes the content of our website, our software code, our copyrights and other protectable works (whether or not registered), our registered and unregistered trademarks, and our patents and patent applications. Our success and ability to compete depend in part on our ability to maintain and enforce existing intellectual property and to obtain, maintain and enforce further intellectual property protection for our products and services, both in the U.S. and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party and employee confidentiality and assignment agreements. Our intellectual property rights could also be challenged, invalidated, infringed or circumvented, or may not be sufficient to permit us to take advantage of current market trends or to otherwise provide competitive advantages. If we are unable to adequately protect our intellectual property rights or if they are challenged or otherwise prove ineffective, we may be required to undertake costly product redesign efforts or discontinue certain products, or our competitive position may be harmed.

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

In recent years, changes in judicial decisions, laws and regulations, and administrative practices may affect the availability, scope and enforceability of patent protection. We may not be successful in securing additional patents on commercially desirable improvements, whether such additional patents will adequately protect our innovations or offset the effect of expiring patents, or that competitors will not be able to design around our patents. In addition, third parties may challenge our issued patents through procedures such as Inter-Partes Review (“IPR”). In many IPR challenges, the U.S. Patent and Trademark Office (“PTO”) cancels or significantly narrows issued patent claims. IPR challenges could increase the uncertainties and costs associated with the maintenance, enforcement and defense of our issued and future patents and could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on the use of copyright protection with respect to the code, algorithms and other protectable works in our business and our products and services. Copyright protection may be more difficult to enforce in some jurisdictions if works are not registered, and registration may provide certain procedural or remedial advantages. Copyrights do not generally prevent others from independently developing the same or similar code or algorithms, and therefore may not offer protection against competitors that independently develop similar code or algorithms. Loss of rights in our copyrights could adversely affect our business, financial condition and results of operations.

We rely on the use of registered and unregistered trademarks with respect to the brand names of some of our products and services. Unregistered trademarks provide less protection than registered trademarks. If a third party were to register trademarks similar to our unregistered trademarks in a given jurisdiction, particularly outside the U.S., our ability to continue using our unregistered trademarks in the applicable jurisdiction could be substantially restricted and we may be subject to potentially costly and burdensome claims for trademark infringement. Loss of rights in our trademarks could adversely affect our business, financial condition and results of operations.

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

Both our IT infrastructure and our products and services leverage third-party technology solutions, software and software services. While much of this third-party technology is commercially available, off-the-shelf technology procured on standard terms and conditions, we cannot be assured that the applicable vendors will continue to make this third-party technology available on the same terms and conditions. Because this technology has been integrated into our operations and may have been configured for our specific needs, replacement of such technology could result in substantial delay, additional costs, and possible business interruptions. In addition, if third-party vendors, including any cloud service providers, were to experience unplanned downtime, delays or other similar issues, our products, services and internal operations could be significantly and adversely impacted. To the extent we rely on third-party software (including open source components) in our products and services, we may be subject to intellectual property claims, license compliance obligations, and restrictions that could require us to modify our products or services or make certain source code available.

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
•divert the attention of our management and other key employees; and
•result in our customers or potential customers deferring or limiting their purchase or use of the affected products and services until the claims are resolved;
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

Third parties, including our competitors, could be infringing, misappropriating or otherwise violating our intellectual property rights. We may not detect unauthorized use, infringement, or misappropriation in a timely manner, if at all. From time to time, we seek to analyze our competitors’ products and services, or seek to enforce our rights against potential infringement, misappropriation or violation of our intellectual property. However, the steps we have taken, or take in the future, to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation or violation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products and services.

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

Proprietary software and hardware development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we discover additional problems or design defects that prevent our proprietary software from operating properly. We have experienced, and may in the future experience, defects, errors or performance issues in our software or devices. If our services do not function reliably, malfunction, or fail to achieve customer expectations in terms of performance, customers could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain customers.

The software underlying our products and services is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after our products and services have been used by our customers. Any real or perceived errors, failures, bugs or other vulnerabilities discovered in our products or services could result in negative publicity and damage to our reputation, loss of customers, loss of or delay in market acceptance of our products and services, loss of competitive position, loss of revenue or liability for damages, fines or regulatory actions, overpayments or underpayments, any of which could harm our business. Similarly, any real or perceived errors, failures, design flaws or defects in our devices could have similar negative results. In such an event, we may be required or may choose to expend additional resources in order to help correct the problem. Such efforts could be costly, or ultimately unsuccessful. Even if we are successful at remediating issues, we may experience damage to our reputation and brand. There can be no assurance that provisions typically included in our agreements with partners that attempt to limit our exposure to claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. Even if unsuccessful, a claim brought against us by any customers or partners would likely be time-consuming and costly to defend and could seriously damage our reputation and brand.

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

Risks Related to Our Securities

The market price of our common stock and warrants may be volatile. In addition, any trading market for our public warrants may be limited, and the market price of the public warrants (if any) may be more volatile and less liquid than the market for our common stock.

The market price of our common stock and warrants has been and may continue to be volatile and subject to wide fluctuations due to a variety of factors, including:
•market conditions in our industry or the broader stock market;
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
•ongoing legal proceedings;
•commencement of, or involvement in, litigation involving us;
•our ability to raise additional capital as needed;
•changes in our capital structure, such as future issuances of securities or the incurrence of new or additional debt;
•the volume of shares of common stock available for public sale and the size of our public float;
•conversion of our outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, “Convertible Preferred Stock”) and, to the extent applicable, the exercise of our outstanding warrants, and the resale of such shares into the market;
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
•changes in financial markets or general economic conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, tariffs, fuel prices, international currency fluctuations, corruption, political instability, acts of war, acts of terrorism, and public health crises; and
•other factors listed under this "Risk Factors" section.
These market and industry factors may materially reduce the market price of our common stock and warrants regardless of our operating performance. In addition, following certain periods of volatility in the market price of our securities, we became the subject of securities litigation. We may experience more such litigation following future periods of volatility. This type of litigation may result in substantial costs and a diversion of management's attention and resources.

Our failure to meet the NYSE’s continued listing requirements could result in a delisting of our common stock.

If we fail to satisfy the NYSE’s continued listing requirements, the NYSE may take steps to delist our common stock. We previously have received formal notice from the NYSE that we were not in compliance with certain continued listing standards, and in October 2024 we received formal notice from the NYSE that we had regained compliance with the NYSE continued listing standards. Although the NYSE's follow-up review period has concluded, there can be no assurance that we will be able to maintain compliance with these or any other NYSE listing requirements in the future.

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

The trading market for our common stock and warrants will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts or the information contained in their reports. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or the performance of our common stock or warrants, or if our operating results fail to meet the expectations of analysts, the price of our common stock and warrants would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price and trading volume of our common stock and warrants to decline. In addition, any trading market for our public warrants may be limited, and the market price of the public warrants (if any) may be volatile and subject to limited information and liquidity.

Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our directors, executive officers and holders of 5% or more of our capital stock and their respective affiliates beneficially own and/or have the right to acquire a significant amount of our common stock. As of March 2, 2026, these stockholders beneficially owned shares of our common stock and Convertible Preferred Stock that represented approximately 44.61%of the voting power of our capital stock. Among these holders is Eclipse Ventures LLC and its affiliates (“Eclipse”), which beneficially owns shares of our common stock and Convertible Preferred Stock that represent approximately 28.98% of the voting power of our capital stock. Eclipse may acquire additional shares of our common stock, subject to provisions in the Company’s Certificate of Designation for Series B Preferred Stock that currently prevents Eclipse from acquiring shares of common stock that would result in their beneficial ownership exceeding 48.9%. Accordingly, these stockholders will be able to influence us through their ownership positions. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. For as long as Eclipse holds a significant amount of our voting equity, it will be able to exert significant control over us. Eclipse may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions, which may result in those buyers subsequently being able to exert significant control over us.

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

In addition, we have outstanding an aggregate of 562,500 shares of redeemable common stock that were issued in connection with the WTI Loan Facility. The agreement under which these shares were issued provides for an embedded redemption option (the “Redemption Option”), such that WTI may elect to force us to repurchase all or a portion of these shares for a price of $8.40 per share, at any time during the period commencing on the first trading day following the fifth anniversary of September 11, 2024 and continuing through the date which is ten (10) years after September 11, 2024, subject to certain acceleration provisions set forth in the WTI Stock Issuance Agreement.

Our corporate documents and Delaware law contain provisions that could discourage or delay a change in control, prevent attempts to replace or remove current management and reduce the market price of our securities.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation and bylaws authorize our Board to issue up to 10.7 million shares of preferred stock. As a result, without further stockholder approval, our Board will have the authority to attach special rights, including voting and dividend rights, to this preferred stock, including pursuant to a stockholder rights plan. With these rights, preferred stockholders could make it more difficult for a third-party to acquire us. In addition, our certificate of incorporation and bylaws provide for a staggered Board, whereby directors serve for three-year terms, with one-third of the directors coming up for reelection each year. A staggered Board will make it more difficult for a third-party to obtain control of our Board through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our Board. We are also subject to anti-takeover provisions under the Delaware General Corporation Law (“DGCL”). Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third-party from making a takeover offer and could delay or prevent a change in control of us. For purposes of these provisions, an “interested stockholder” generally means someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL. These provisions, individually or collectively, may make it more difficult for stockholders to replace members of our Board or for a third party to acquire control of the Company, even if such a change in control would be considered beneficial by some stockholders, and could adversely affect the market price of our common stock and other securities.

We are a “smaller reporting company" and the reduced disclosure requirements applicable to smaller reporting companies may make our securities less attractive to investors.

We qualify as a “smaller reporting company” as defined under the Exchange Act. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of that year's second fiscal quarter and our annual revenues in the most recent fiscal year completed before the last business day of such second fiscal quarter exceeded $100 million or (2) the market value of our common stock held by non-affiliates exceeds $250 million as of the last business day of our most recent second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including the ability to provide reduced disclosures in certain periodic reports, including the option to provide only two years of audited consolidated financial statements in Annual Reports on Form 10-K.

We may choose to take advantage of some, but not all, of the available exemptions for smaller reporting companies. We cannot predict whether investors will find our securities less attractive if we rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the market prices of our securities may be more volatile.

Our organizational documents designate courts of the State of Delaware as the exclusive forum for certain stockholder litigation matters and include officer exculpation provisions, which could limit our stockholders’ ability to obtain a favorable judicial forum or monetary remedies in disputes with us or our directors or officers.

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

In addition, our certificate of incorporation provides, to the fullest extent permitted by the DGCL, for the exculpation of certain officers from personal liability to the Company or its stockholders for monetary damages for breaches of fiduciary duty as an officer. This provision may limit the availability of monetary damages against our officers for certain claims and could discourage lawsuits against or officers, even if such lawsuits are otherwise meritorious. This provision does not eliminate liability for all claims, including (among others) claims involving breaches of the duty of loyalty, acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, or transactions from which the officer derived an improper personal benefit, and it generally does not apply to claims brought by or in the right of the Company (including derivative actions).

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

In the following circumstances holders of public warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the shares of common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of common stock equal to (A) the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “Fair Market Value” (as defined in the next sentence) over the exercise price of the warrants by (y) the Fair Market Value and (B) 0.361 per whole warrant. The “Fair Market Value” is the average reported last sale price of the common stock as reported for the 10 trading day period ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash. Our public warrants will expire in July 2026 (unless earlier redeemed), and any public warrants not exercised prior to their expiration will become void and no longer exercisable.

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
Item 2. Properties.

Our corporate headquarters are located at a leased site in Lehi, Utah. We use this leased space primarily for business meetings, research and development, engineering, quality and laboratory space. This lease is set to expire on April 30, 2027, subject to our option to extend the term.
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
Holders of Record

As of March 2, 2026, there were 64 holders of record. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Sales of Unregistered Equity Securities

Except as previously disclosed in our Current Reports on Forms 8-K and 8-K/A filed with the SEC on August 7, 2025, and August 13, 2025, there were no unregistered sales of equity securities for the year ended December 31, 2025.

Purchases of Equity Securities

We did not repurchase shares of our common stock during the three months ended December 31, 2025.

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
Overview

Owlet is a leading pediatric health platform and the only company globally to offer U.S. FDA-cleared and internationally medically-certified wearable pediatric monitors for home use. By delivering hospital-grade technology through a consumer-friendly interface, we bridge the critical gap between clinical care and the home.

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

Components of Operating Results

Revenues

We recognize revenue primarily from products and the associated mobile applications. Revenues are recognized when control of goods and services is transferred to customers in an amount that reflects the consideration expected to be received by us in exchange for those goods and services. Substantially all of our revenues were derived from product sales, with a growing minority portion of revenues being generated from subscriptions to our Owlet360 service.

Cost of Revenues

Cost of revenues consists of product costs, including contract manufacturing, shipping and handling, depreciation and amortization relating to tooling and manufacturing equipment and software, warranty replacement, fulfillment costs, warehousing, hosting and platform costs, and reserves for excess and obsolete inventory. Cost of revenues associated with Owlet360 mainly consist of app store distribution fees.

Operating Expenses

General and Administrative. General and administrative expenses consist primarily of salaries, benefits, stock-based compensation, and bonuses for finance and accounting, legal, human resources, operations, quality and administrative executives and employees; third-party legal, accounting, customer service, software, and other professional services; corporate travel and entertainment; depreciation and amortization of property and equipment, asset impairment charges, litigation settlement costs, insurance loss recovery, and facilities rent.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, benefits, stock-based compensation, and bonuses for sales and marketing employees and contractors; third-party marketing expenses such as social media and search engine marketing, retail marketing, email marketing, and print marketing.

Research and Development. Research and development expenses consist primarily of salaries, benefits, stock-based compensation, and bonuses for employees and contractors engaged in the design, development, maintenance, and testing of our products, platforms and services, including quality and clinical testing.

Other Income (Expense)

Interest Income (Expense), Net. Interest income (expense), net consists of interest incurred on our outstanding borrowings and amortization of debt financing costs. Interest income consists of interest earned on our money market funds and other cash and cash equivalents.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024
Revenues	$105,708	$78,056
Cost of revenues	52,175	38,748
Gross profit	53,533	39,308
Operating expenses:
General and administrative	29,245	33,967
Sales and marketing	18,473	15,760
Research and development	14,076	9,801
Total operating expenses	61,794	59,528
Operating loss	(8,261)	(20,220)
Other income (expense):
Interest expense, net	(3,418)	(1,630)
Common stock warrant liability adjustment	(26,571)	9,293
Other income (expense), net	(1,400)	75
Total other income (expense), net	(31,389)	7,738
Loss before income tax provision	(39,650)	(12,482)
Income tax provision	(28)	(54)
Net loss and comprehensive loss	$(39,678)	$(12,536)
Accretion on convertible preferred stock	(3,392)	(4,926)
Accretion on redeemable common stock	(84)	(25)
Allocation of net loss attributable to redeemable common stockholders	1,299	270
Net loss attributable to redeemable common stockholders	$(1,215)	$(245)
Net loss attributable to common stockholders	$(41,855)	$(17,217)

Net loss per share attributable to redeemable common stockholders
Basic and diluted	$(2.16)	$(1.42)
Weighted-average number of shares outstanding used to compute net loss per share attributable to redeemable common stockholders
Basic and diluted	562,500	172,131

Net loss per share attributable to common stockholders
Basic and diluted	$(2.31)	$(1.57)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders
Basic and diluted	18,093,925	10,951,270

Revenues

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Revenues	$105,708	$78,056	$27,652	35.4%

The increase was primarily due to higher sales of Dream Sock and Dream Duo products, reflecting an increase in consumer demand as compared to the prior year. To a lesser extent, growth in revenue generated from subscriptions to our Owlet360 service, which launched in January 2025, also contributed to the increase.

Cost of Revenues and Gross Profit

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Cost of revenues	$52,175	$38,748	$13,427	34.7%
Gross margin	50.6%	50.4%

The increase in cost of revenues was primarily due to the increase in product sales. The increase in gross margin was primarily due to higher revenue, favorable product mix, improved fixed cost absorption, and lower direct product and fulfillment costs. To a lesser extent, the increase in gross margin was also attributed to the growth in revenue from subscriptions to our Owlet360 service. These contributions to gross margin expansion were partially offset by the impact of tariffs, which was more pronounced during the second half of 2025.

General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
General and administrative	$29,245	$33,967	$(4,722)	(13.9%)

The decrease was driven primarily by the absence of significant litigation settlement costs and impairment charges recognized in 2024, which did not recur in the current period, and lower severance expenses. The decrease was partially offset by increases in headcount related expenses, including salaries, bonus, and benefits, as well as increased stock-based compensation, driven by a notable increase in our common stock price during 2025.

Sales and Marketing

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Sales and marketing	$18,473	$15,760	$2,713	17.2%

The increase was driven primarily by higher marketing expenses and increases in headcount related expenses, including salaries, commissions, bonus, and benefits.

Research and Development

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Research and development	$14,076	$9,801	$4,275	43.6%

The increase was driven primarily by increased investment in research and development, particularly with product development, quality, and clinical testing, and increases in headcount related expenses, including salaries, bonus, and benefits.

Other Income (Expense), Net

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Interest expense, net	$(3,418)	$(1,630)	$(1,788)	109.7%
Common stock warrant liability adjustment	$(26,571)	$9,293	$(35,864)	(385.9%)
Other income (expense), net	$(1,400)	$75	$(1,475)	(1966.7%)

The increase in interest expense was driven primarily by interest and amortization of debt financing costs related to our current term loan facility and asset-based revolving credit facility, which were entered into in September 2024, as well as the absence of a gain on interest for forgiveness of interest accrued related to an arrangement with a significant vendor that was fully settled in September 2024, partially offset by the absence of termination fees related to the SVB term loan that was terminated in September 2024.

Fluctuations in our common stock warrant liability adjustment resulted from an increase in our common stock price, and the related increase in the fair value of liability-classified common stock warrants. As described further in Note 9, most of these common stock warrants were exchanged for common shares in October 2025.

Changes in other income (expense) were driven primarily by transaction costs related to the Warrant Exchange as discussed in Note 9. Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock, within the Notes to Consolidated Financial Statements included elsewhere in this Report.

Non-GAAP Adjusted EBITDA

We have included a certain non-GAAP financial measure in this Annual Report, adjusted EBITDA. Adjusted EBITDA is defined as net loss adjusted for income tax provision, interest expense, net, depreciation and amortization, impairment of intangible assets, common stock warrant liability adjustment, stock-based compensation, transaction costs, charges related to certain legal matters, net of insurance loss recovery related to certain legal matters, and restructuring costs. We use this non-GAAP financial measure as an internal measure of business operating performance and as performance measures for benchmarking against our peers and competitors. We believe our presentation of adjusted EBITDA provides a meaningful perspective of the underlying operating performance of our current business and enables investors to better understand and evaluate our historical and prospective operating performance. We believe that this non-GAAP financial measure is an important supplemental measure of operating performance because it excludes items that vary from period to period without correlation to our core operating performance and highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. Due to the nature of the items being excluded, such items do not reflect future gains, losses, expenses or benefits and are not indicative of our future operating performance. We believe investors, analysts and other interested parties use adjusted EBITDA in evaluating issuers, and the presentation of these measures facilitates a comparative assessment of our operating performance in addition to our performance based on GAAP results.

Adjusted EBITDA should not be considered as an alternative to net loss as a measure of financial performance or any other performance measure derived in accordance with GAAP and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

	Year Ended December 31,
(dollars in thousands)	2025	2024
GAAP net loss	$(39,678)	$(12,536)
Income tax provision	28	54
Interest expense, net	3,418	1,630
Depreciation and amortization	521	452
Impairment of intangible assets	46	1,897
Common stock warrant liability adjustment	26,571	(9,293)
Stock-based compensation	9,348	8,633
Transaction costs	1,432	394
Charges related to certain legal matters, net of insurance loss recovery related to certain legal matters	282	6,169
Restructuring costs	—	764
Non-GAAP Adjusted EBITDA	$1,968	$(1,836)

Liquidity and Capital Resources

We fund our operations primarily with proceeds from issuances of our equity securities, borrowings under our loan facilities, and sales of our products and services. As of December 31, 2025, we had cash and cash equivalents of $35,461, and additional availability of $9,897 on our line of credit. We believe our existing cash and cash equivalent balances, cash flows from operations, and committed credit lines will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in increased dilution to our stockholders. If we were to incur additional debt financing, it would result in increased debt service obligations and the instruments governing such debt could require additional operating and financing covenants that would restrict our operations.

Tariffs announced in 2025 have adversely impacted our cost of goods sold and gross margins and may continue to affect cash flows if elevated tariff rates persist.

Equity Financings

Refer to Note 9 within the Notes to Consolidated Financial Statements included elsewhere in this Report for additional details regarding our common stock issuance, redeemable common stock, common stock warrants, and convertible preferred stock.

On August 7, 2025, we entered into a privately negotiated Exchange Agreement with certain Holders of our Series A Warrants and Series B Warrants, in which the Holders agreed to exchange with us their Series A Warrants relating to an aggregate of 7,215,737 shares of common stock and, if applicable, their Series B Warrants relating to an aggregate of 1,799,021 shares of common stock, for an aggregate of 5,426,429 of newly issued shares of common stock. We consummated the Exchanges and the issuance of the Exchange Shares on October 10, 2025. See Note 9. Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock, within the Notes to Consolidated Financial Statements included elsewhere in this Report, for additional details regarding this agreement.

On October 23, 2025, we completed an underwritten public offering in which we issued and sold 4,196,000 shares of our common stock at a price of $7.15 per share. Subsequently, the underwriters exercised their over-allotment option for an additional 629,400 shares, which settled after the initial closing and increased the total shares issued in the offering to 4,825,400. From this offering, we received net proceeds of $32,109 after deducting underwriting discounts and commissions.

Debt and Other Financing Arrangements

Refer to Note 6 within the Notes to Consolidated Financial Statements included elsewhere in this Report for additional details regarding our debt arrangements, including the expected maturity of such arrangements.

WTI Loan Facility

As of December 31, 2025 principal outstanding on the loan was $7,012. The net carrying value of the WTI Loan Facility was $5,609, which includes the outstanding principal and accrued PIK interest of $249, net of $1,652 in unamortized debt financing costs.

As of December 31, 2025, we were in compliance with all covenants under the WTI Loan Facility.

ABL Line of Credit

We, as guarantor, and our wholly-owned subsidiary, OBCI, as borrower, maintain an asset-based revolving credit facility (the “ABL Line of Credit”) with a maximum principal amount of up to $20,000 (the “Revolving Commitment”). The ABL Line of Credit is collateralized by substantially all of our assets.

As of December 31, 2025, there was $6,932 of outstanding borrowings under the ABL Line of Credit, and the remaining borrowing base availability was $9,897 as of December 31, 2025.

As of December 31, 2025, we were in compliance with all covenants under the Credit Agreement.

Financed Insurance Premiums

In 2025, we renewed a number of its insurance policies and entered into several new short-term commercial premium finance agreements with premium finance companies totaling $886 to be paid within one year, accruing interest at a weighted average rate of 8.4%. As of December 31, 2025, the remaining principal balance on the combined financed insurance premiums was $489.

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

We have historically experienced recurring operating losses, with the exception of the third quarter of 2025, and have generated negative cash flows from operations, resulting in an accumulated deficit of $307,873 as of December 31, 2025, and during the year ended December 31, 2025 and 2024, we had negative cash flows from operations of $10,792 and $11,209, respectively. As of December 31, 2025, we had $35,461 of cash on hand.

As we continue to address these financial conditions, management has undertaken the following actions:

•As described in Note 9, Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock, in October 2025 we completed an offering for the sale of 4,825,400 shares of our common stock at an offering price to the public of $7.15 per share. From this offering, we received net proceeds of $32,109 after deducting underwriting discounts and commissions. We intend to use the net proceeds of this offering to support continued commercialization and research and development, and for general corporate purposes.

•As described further in Note 9, Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock, in September 2024, we issued 3,135,136 shares of our common stock and received net proceeds of $10,590 and in February 2024, we consummated a sale of preferred stock and warrants to purchase our common stock for a gross purchase price of $9,250.

•As described in Note 6 Debt and Other Financing Arrangements, in September 2024, we entered into a loan facility agreement with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively “WTI” or “Lenders”) for a term loan facility of up to $15,000 (the “WTI Loan Facility”). In July 2025, WTI granted a 90-day extension, making the Second Tranche Commitment available through November 13, 2025, which was previously available through August 15, 2025. On September 11, 2024, we entered into a credit and security agreement (the “Credit Agreement”) for an asset-based revolving credit facility (the “ABL Line of Credit”) with the financial institutions party thereto from time to time as lenders (collectively, the “Lenders”) and ABL OPCO LLC, a Delaware limited liability company, in its capacity as administrative agent for the Lenders (in such capacity, the “Administrative Agent”), with a maximum revolving commitment amount of up to $15,000, with an additional $5,000 revolving commitment available on September 11, 2025. On June 11, 2025, we entered into a First Amendment to the Credit Agreement (the “First Amendment”) to, among other things, (i) modify certain financial covenants required to be maintained by our wholly-owned subsidiary, Owlet Baby Care, Inc., a Delaware corporation (“OBCI”), (ii) increase the amount of capital expenditures that may be incurred by OBCI during certain fiscal years, and (iii) expand the eligibility of certain accounts receivable that OBCI can borrow against. As of December 31, 2025, we have borrowings of $7,012 under the WTI Loan Facility and $6,932 under the ABL Line of Credit.

We believe our existing cash, borrowing capacity under the ABL Line of Credit, and cash provided by operations will be sufficient to meet operating cash flow requirements for at least twelve months from the date of issuance of the December 31, 2025 consolidated financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

There can be no assurance that we will generate sufficient future cash flows from operations due to potential factors, including but not limited to inflation, recession, or reduced demand for our products. If revenues decrease from current levels, we may be unable to further reduce costs, or such reductions may limit our ability to pursue strategic initiatives and grow revenues in the future.

Cash Flows

The following table summarizes our cash flow (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(10,792)	$(11,209)
Net cash used in investing activities	(943)	(761)
Net cash provided by financing activities	32,115	16,044
Net change in cash, cash equivalents, and restricted cash	$20,380	$4,074

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

Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was $10,792 as compared to net cash used in operating activities of $11,209 in the prior year. The change in operating cash flows was primarily driven by an increase in net loss adjusted for non-cash items (adjustments to reconcile net loss to net cash used in operating activities), partially offset by an increase in accounts receivable due to increased sales.

Investing Activities

For both the year ended December 31, 2025 and December 31, 2024, we used $943 and $761 respectively, to invest in various projects, primarily for the development and enhancement of our new subscription app.

Financing Activities

For the year ended December 31, 2025 and 2024, net cash provided by financing activities was $32,115 and $16,044, respectively. The increase is primarily driven by the fact that we received more from the net proceeds from the issuance of common stock in the current period than in the prior period, partially offset by less long-term borrowings in the current period as compared to the prior period.

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

Sales Returns, Rebates, Discounts, and Allowances

Our contracts include promises to provide rights of return to customers as well as promises to issue discounts and provide rebates or allowances to certain retail channel customers if specified conditions are met. Revenues are reduced in the accompanying consolidated statements of operations and comprehensive income (loss) for anticipated sales returns, discounts, and allowances, based on our analysis of historical sales returns and contractual discounts and allowances. Expected returns and estimated rebates and allowances that have been earned but not yet honored or paid out are included in accrued and other expenses in the accompanying consolidated balance sheets. Estimated discounts that have been earned but not yet honored or paid out are included as a reduction to accounts receivable, net. Actual returns may vary from estimates if we experience a change in actual sales returns or exchange patterns due to unanticipated changes in products or competitive pressures.

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

Arrangements with Multiple Performance Obligations

We enter into contracts that have multiple performance obligations. Product sales include two performance obligations. The first performance obligation is the delivery of hardware and embedded firmware essential to the functionality of the hardware. Embedded firmware allows the hardware to recognize inputs to the hardware and provide appropriate outputs. The second performance obligation is the implied right to connect the downloadable mobile application, provided free of charge, to the hardware, which enables users to view and access real-time data outputs. The implied right to receive future unspecified application upgrades, added features, firmware updates, and bug fixes, on a when-and-if available basis, are considered part of the embedded firmware, and connection to the downloadable mobile applications performance obligations.

We allocate the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). Our process for determining our SSP considers multiple factors, including an adjusted market assessment and consumer behaviors, and varies depending on the facts and circumstances of each performance obligation. Revenues allocated to the delivery of the hardware and embedded firmware essential to the functionality of the hardware represent substantially all of the arrangements consideration and reflect the our best estimate of the selling price if it was sold regularly on a stand-alone basis. SSP for the mobile application is estimated based on relevant market and consumer data.

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
We record revenues net of sales tax and variable consideration such as discounts and customer returns. Payment terms are short-term in nature and, as a result, do not have any significant financing components. We record estimated reductions to revenue in the form of variable consideration for customer sales programs, returns, and incentive offerings including rebates, markdowns, promotions, and volume-based incentives.

Consideration payable to a customer, such as cooperative advertising and pricing promotions to retailers and distributors, is recorded as a reduction to revenue. Deferred revenues represent advance payments received from customers prior to performance by us. Sales taxes collected from customers which are remitted to governmental authorities are not included in revenue and are reflected as a liability in the accompanying consolidated balance sheets.

Inventory

Inventory includes material and third-party assembly costs. Inventory is recorded at the lower of cost or net realizable value, with cost being determined using the weighted average cost method. We review inventory for excess supply, obsolescence, and valuations above estimated realizable amounts, and write down inventory to net realizable value when net realizable value does not exceed cost. Substantially all of our inventory consisted of finished goods as of December 31, 2025 and 2024.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-operating gain or loss in the consolidated statements of operations and comprehensive income (loss). See Part II. Item 8. “Financial Statements and Supplementary Data - Note 10” included in this Report for further discussion on fair value considerations.

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

The redeemable common shares were initially recorded at their fair value determined using a combination of the value of the our stock on the date of issuance and the theoretic value of a stand-alone put option valued using a Black-Scholes put option model discounted by a present value factor that considers the credit spread between an estimated company specific discount rate and the risk-free rate of return.

Smaller Reporting Company

We qualify as a “smaller reporting company” as defined under the Exchange Act. We will remain a smaller reporting company until (1) as of the last business day of our most recent second fiscal quarter, our prior year’s annual revenues are at least $100,000 and our voting and non-voting common stock held by non-affiliates as of such second fiscal quarter end is at least $250,000 or (2) our voting and non-voting common stock held by non-affiliates is at least $700,000 measured on the last business day of our most recent second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Owlet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Owlet, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of changes in mezzanine equity and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Hardware Product Revenue from Retail Customers

As described in Note 2 to the consolidated financial statements, the Company generates substantially all of its revenues from the sale of its hardware products. Revenues are recognized when control of goods is transferred to customers at an amount that reflects the consideration expected to be received by the Company in exchange for those goods. Revenues allocated to the hardware are recognized when conditions for revenue recognition have been met, generally upon delivery of the product to a third-party carrier. The Company recognized revenue of $105.7 million for the year ended December 31, 2025. As disclosed by management, a substantial portion of the Company’s revenues relate to the sale of its hardware products to retail customers.
The principal consideration for our determination that performing procedures relating to revenue recognition of hardware product revenue from retail customers is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition. As disclosed by management, material weaknesses existed that impacted this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as agreements with the customer, purchase orders, invoices, proof of shipment or delivery, and subsequent cash receipts; (ii) testing a sample of credit memos issued during and subsequent to December 31, 2025 by obtaining and inspecting source documents, such as the credit memo and agreement with the customer; and (iii) testing a sample of outstanding customer invoice balances as of December 31, 2025 by obtaining and inspecting source documents, such as agreements with the customer, purchase orders, invoices, proof of shipment or delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 9, 2026
We have served as the Company’s auditor since 2020.

Owlet, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$35,461	$20,245
Restricted cash	5,550	386
Accounts receivable, net of allowance for credit losses of $723 and $653, respectively	22,931	12,136
Inventory	15,291	10,523
Prepaid expenses and other current assets	2,684	2,823
Total current assets	81,917	46,113
Property and equipment, net	295	102
Right of use assets, net	69	138
Intangible assets, net	1,391	975
Other assets	1,959	2,187
Total assets	$85,631	$49,515
Liabilities, Mezzanine Equity, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$11,967	$11,281
Accrued and other expenses	19,427	16,378
Current portion of deferred revenues	2,282	1,404
Line of credit	6,932	6,263
Current portion of long-term and other debt	3,635	1,103
Total current liabilities	44,243	36,429
Long-term debt, net	2,463	4,331
Common stock warrant liabilities	3,273	25,343
Other long-term liabilities	197	226
Total liabilities	50,176	66,329
Commitments and contingencies (Note 7)
Mezzanine equity:
Series A convertible preferred stock, $0.0001 par value, 11,479 and 11,479 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	7,151	5,151
Series B convertible preferred stock, $0.0001 par value, 9,250 and 9,250 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	4,844	3,452
Redeemable common stock, 562,500 and 750,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	4,418	4,334
Total mezzanine equity	16,413	12,937
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 107,142,857 shares authorized as of December 31, 2025 and December 31, 2024; 26,945,426 and 15,725,783 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	3	2
Additional paid-in capital	326,912	238,442
Accumulated deficit	(307,873)	(268,195)
Total stockholders’ equity (deficit)	19,042	(29,751)
Total liabilities, mezzanine equity, and stockholders' equity (deficit)	$85,631	$49,515

The accompanying notes are an integral part of these consolidated financial statements.

Owlet, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenues	$105,708	$78,056
Cost of revenues	52,175	38,748
Gross profit	53,533	39,308
Operating expenses:
General and administrative	29,245	33,967
Sales and marketing	18,473	15,760
Research and development	14,076	9,801
Total operating expenses	61,794	59,528
Operating loss	(8,261)	(20,220)
Other income (expense):
Interest expense, net	(3,418)	(1,630)
Common stock warrant liability adjustment	(26,571)	9,293
Other income (expense), net	(1,400)	75
Total other income (expense), net	(31,389)	7,738
Loss before income tax provision	(39,650)	(12,482)
Income tax provision	(28)	(54)
Net loss and comprehensive loss	$(39,678)	$(12,536)
Accretion on convertible preferred stock	(3,392)	(4,926)
Accretion on redeemable common stock	(84)	(25)
Allocation of net loss attributable to redeemable common stockholders	1,299	270
Net loss attributable to redeemable common stockholders	$(1,215)	$(245)
Net loss attributable to common stockholders	$(41,855)	$(17,217)

Net loss per share attributable to redeemable common stockholders
Basic and diluted	$(2.16)	$(1.42)
Weighted-average number of shares outstanding used to compute net loss per share attributable to redeemable common stockholders
Basic and diluted	562,500	172,131

Net loss per share attributable to common stockholders
Basic and diluted	$(2.31)	$(1.57)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders
Basic and diluted	18,093,925	10,951,270
The accompanying notes are an integral part of these consolidated financial statements.

Owlet, Inc.
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Redeemable Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2023	28,628	$7,855	—	$—	—	$—	8,797,456	$1	$218,127	$(255,659)	$(37,531)
Issuance of convertible preferred stock	—	—	9,250	2,394	—	—	—	—	—	—	—
Preferred stock issuance costs	—	—	—	(102)	—	—	—	—	—	—	—
Accretion on convertible preferred stock	—	3,765	—	1,160	—	—	—	—	(4,926)	—	(4,926)
Accretion on redeemable common stock	—	—	—	—	—	26	—	—	(25)	—	(25)
Conversion of preferred stock	(17,149)	(6,469)	—	—	—	—	2,499,848	—	6,469	—	6,469
Issuance of common stock related to offering	—	—	—	—	—	—	3,135,136	1	11,600	—	11,601
Common stock issuance costs	—	—	—	—	—	—	—	—	(2,266)	—	(2,266)
Issuance of warrants to underwriter	—	—	—	—	—	—	—	—	382	—	382
RSU to RSA conversion	—	—	—	—	—	—	387,309	—	—	—	—
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	812,746	—	—	—	—
Issuance of redeemable common stock	—	—	—	—	750,000	4,308	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	59,325	—	221	—	221
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	33,963	—	143	—	143
Stock-based compensation	—	—	—	—	—	—	—	—	8,717	—	8,717
Net loss	—	—	—	—	—	—	—	—	—	(12,536)	(12,536)
Balance as of December 31, 2024	11,479	$5,151	9,250	$3,452	750,000	$4,334	15,725,783	$2	$238,442	$(268,195)	$(29,751)
Accretion on convertible preferred stock	—	2,000	—	1,392	—	—	—	—	(3,392)	—	(3,392)
Accretion on redeemable common stock	—	—	—	—	—	84	—	—	(84)	—	(84)
Issuance of common stock related to offering	—	—	—	—	—	—	4,825,400	—	32,109	—	32,109
Common stock issuance costs	—	—	—	—	—	—	—	—	(632)	—	(632)
Forfeiture of redeemable common stock	—	—	—	—	(187,500)	—	—	—	—	—	—
Issuance of common stock related to warrant exchange	—	—	—	—	—	—	5,426,429	1	46,883	—	46,884
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	418,287	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—	405,454	—	3,579	—	3,579
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	71,160	—	258	—	258
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	72,913	—	304	—	304
Stock-based compensation	—	—	—	—	—	—	—	—	9,445	—	9,445
Net loss	—	—	—	—	—	—	—	—	—	(39,678)	(39,678)
Balance as of December 31, 2025	11,479	$7,151	9,250	$4,844	562,500	$4,418	26,945,426	$3	$326,912	$(307,873)	$19,042

The accompanying notes are an integral part of these consolidated financial statements.

Owlet, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(39,678)	$(12,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	521	452
Stock-based compensation	9,348	8,633
Provision for credit losses	129	(193)
Common stock warrant liability adjustment	26,571	(9,293)
Impairment of intangible and other assets	46	1,904
Amortization of right of use assets	69	929
Amortization of debt financing costs	2,155	1,095
Accrued warrant exchange transaction costs	41	—
(Gain)/loss on extinguishment of debt	—	418
(Gain)/loss on forgiveness on interest accrued	—	(508)
Write-off of prepaid deposit	347	—
Other adjustments, net	367	414
Changes in assets and liabilities:
Accounts receivable	(10,971)	2,030
Prepaid expenses and other assets	(1,048)	(30)
Inventory	(4,927)	(4,139)
Accounts payable and accrued and other expenses	5,426	1,322
Lease liabilities	(100)	(1,178)
Other liabilities	—	(769)
Deferred revenue	912	240
Net cash used in operating activities	(10,792)	(11,209)
Cash flows from investing activities
Purchase of property and equipment	(273)	(35)
Purchase of intangible assets	(114)	(87)
Capitalized internal-use software development costs	(556)	(639)
Net cash used in investing activities	(943)	(761)
Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants	—	9,250
Issuance costs paid related to preferred stock and warrants	—	(395)
Proceeds from issuance of common stock	32,109	10,590
Issuance costs paid related to common stock	(639)	(587)
Proceeds from short-term borrowings	75,181	48,198
Payments of short-term borrowings	(74,638)	(51,514)
Proceeds from long-term borrowings	—	7,500
Payments of long-term borrowings	(488)	(5,000)
Payments related to debt extinguishment costs	—	(761)
Employee taxes paid related to the net share settlement of stock-based awards	(1,623)	(1,031)
Proceeds related to the issuance of common stock under stock plans	1,670	811
Debt financing costs paid	(174)	(930)
Issuance costs paid related to prior year common stock, preferred stock, and warrants	(276)	(450)
Warrant exchange transaction costs paid	(1,391)	—
Proceeds from exercise of common stock warrants	1,822	—
Other, net	562	363
Net cash provided by financing activities	32,115	16,044
Net change in cash, cash equivalents, and restricted cash	20,380	4,074
Cash, cash equivalents, and restricted cash at beginning of period	20,631	16,557
Cash, cash equivalents, and restricted cash at end of period	$41,011	$20,631
The accompanying notes are an integral part of these consolidated financial statements.

Owlet, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$45	$30
Cash paid for interest	1,590	4,051
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with warrant exchange	$46,884	$—
Purchases of property and equipment included in accounts payable	34	—
Purchases of intangible assets included in accounts payable	102	—
Conversion of preferred stock	—	6,469
Accretion on preferred stock and redeemable common stock	3,476	4,951
Issuance of common stock warrants to underwriter	—	382
Equity issuance costs included in accounts payable and accrued liabilities	—	286
Stock-based compensation for software development	97	86
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

Owlet is a leading pediatric health platform and the only company globally to offer U.S. FDA-cleared and internationally medically-certified wearable pediatric monitors for home use. Owlet's pediatric products and innovative software combine clinically tested monitoring systems, an integrated video platform, and a simple, easy-to-use app, providing parents with real-time health insights to stay informed on their child’s well-being, support restful sleep, and provide peace of mind anywhere.

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

Risks and Uncertainties

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements included in this Form 10-K are issued.

The Company has historically experienced recurring operating losses, with the exception of the third quarter of 2025, and has generated negative cash flows from operations. The Company had an accumulated deficit of $307,873 as of December 31, 2025, and during the year ended December 31, 2025 and 2024, the Company had negative cash flows from operations of $10,792 and $11,209, respectively. As of December 31, 2025, the Company had $35,461 of cash on hand.
As the Company continues to address these financial conditions, management has undertaken the following actions:

•As described in Note 9, Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock, in October 2025 the Company completed an offering for the sale of 4,825,400 shares of its common stock at an offering price to the public of $7.15 per share. From this offering, the Company received net proceeds of $32,109 after deducting underwriting discounts and commissions. The Company intends to use the net proceeds of this offering to support continued commercialization and research and development, and for general corporate purposes.

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

•As described in Note 6 Debt and Other Financing Arrangements, in September 2024, the Company entered into a loan facility agreement with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively “WTI” or “Lenders”) for a term loan facility of up to

$15,000 (the “WTI Loan Facility”). In July 2025, WTI granted a 90-day extension, making the Second Tranche Commitment available through November 13, 2025, which was previously available through August 15, 2025. On September 11, 2024, the Company entered into a credit and security agreement (the “Credit Agreement”) for an asset-based revolving credit facility (the “ABL Line of Credit”) with the financial institutions party thereto from time to time as lenders (collectively, the “Lenders”) and ABL OPCO LLC, a Delaware limited liability company, in its capacity as administrative agent for the Lenders (in such capacity, the “Administrative Agent”), with a maximum revolving commitment amount of up to $15,000, with an additional $5,000 revolving commitment available on September 11, 2025. On June 11, 2025, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”) to, among other things, (i) modify certain financial covenants required to be maintained by the Company's wholly-owned subsidiary, Owlet Baby Care, Inc., a Delaware corporation (“OBCI”), (ii) increase the amount of capital expenditures that may be incurred by OBCI during certain fiscal years, and (iii) expand the eligibility of certain accounts receivable that OBCI can borrow against. As of December 31, 2025, the Company has borrowings of $7,012 under the WTI Loan Facility and $6,932 under the ABL Line of Credit.

The Company believes its existing cash, borrowing capacity under the ABL Line of Credit, and cash provided by operations will be sufficient to meet operating cash flow requirements for at least twelve months from the date of issuance of the December 31, 2025 consolidated financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of December 31, 2025, substantially all of the Company’s cash was held with Silicon Valley Bank and Citibank, and exceeded federally insured limits.

Although the Company’s sales and accounts receivable are derived from sales contracts with a large number of customers, its top several customers account for a significant amount of its total sales and make up a correspondingly large portion of its accounts receivable. During the year ended December 31, 2025, one customer accounted for 44% of total net revenues, with no other customers exceeding 10% of total net revenues during that period. This same customer accounted for 36% of the accounts receivable, net balance as of December 31, 2025. During the year ended December 31, 2024, there were two customers who individually represented 10% or more of total net revenues, accounting for 39% and 12% of total net revenues.

The Company’s largest customers by total net accounts receivable consisted of the following:

	December 31,
	2025	2024
Three largest customers by total net accounts receivable	67%	63%
Note 2. Summary of Significant Accounting Policies and Recent Accounting Guidance

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consist of money market funds. Restricted cash consists of cash held in escrow accounts related to litigation settlements and cash collateral to secure its current credit card borrowings.

Accounts Receivable

The Company records its accounts receivable at sales value and maintains an allowance for its current estimate of expected credit losses. Provisions for expected credit losses are estimated based on historical experience, assessment of specific risk, review of outstanding invoices, and forecasts about the future. The Company establishes specific reserves for customers in an adverse financial condition and adjusts for its expectations of changes in conditions that may impact the collectability of outstanding receivable. Funds cleared by the processor but not yet settled into the corporate bank account are reported within accounts receivable.

Inventory

Inventory includes material and third-party assembly costs. Inventory is recorded at the lower of cost or net realizable value, with cost being determined using the weighted average cost method. The Company reviews inventory for excess supply, obsolescence, and valuations above estimated realizable amounts, and writes down inventory to net realizable value when net realizable value does not exceed cost. Substantially all of the Company's inventory consisted of finished goods as of December 31, 2025 and 2024.

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

Leases

The Company leases its office space under an operating lease. For leases that contain rent escalation or rent concession provisions the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease.

The Company has elected the practical expedients to exclude right of use assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet date, and to combine lease and non-lease components for property leases, which primarily relate to ancillary expenses such as common area maintenance charges and management fees.

Revenue Recognition

The Company generated substantially all of its revenues from the sale of its hardware products, primarily Dream Sock, Dream Sight, and Dream Duo. A growing minority portion of revenues are being generated from subscriptions to its Owlet360 service.

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

Arrangements with Multiple Performance Obligations

The Company enters into contracts that have multiple performance obligations. Product sales include two performance obligations. The first performance obligation is the delivery of hardware and embedded firmware essential to the functionality of the hardware. Embedded firmware allows the hardware to recognize inputs to the hardware and provide appropriate outputs. The second performance obligation is the implied right to connect the downloadable mobile application, provided free of charge, to the hardware, which enables users to view and access real-time data outputs. The implied right to receive future unspecified application upgrades, added features, firmware updates, and bug fixes, on a when-and-if available basis, are considered part of the embedded firmware, and connection to the downloadable mobile applications performance obligations.

The Company allocates the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). The Company’s process for determining its SSP considers multiple factors, including an adjusted market assessment and consumer behaviors, and varies depending on the facts and circumstances of each performance obligation. Revenues allocated to the delivery of the hardware and embedded firmware essential to the functionality of the hardware represent substantially all of the arrangements consideration and reflect the Company’s best estimate of the selling price if it was sold regularly on a stand-alone basis. SSP for the mobile application is estimated based on relevant market and consumer data.

Revenues are recognized at the time the related performance obligation is satisfied by transferring control of the promised good or service to a customer. Revenues allocated to the hardware and embedded firmware are recognized at the time of product delivery, provided the other conditions for revenue recognition have been met. This generally occurs upon delivery of the product to a third-party carrier. Revenues allocated to the implied right to access the mobile application and the implied right to receive, on a when-and-if-available basis, added features and bug fixes, are recognized on a straight-line basis over the estimated usage period of the underlying hardware product. The usage period is estimated based on historical user activity and ranges from 10 to 27 months.
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

Sales Returns, Rebates, Discounts, and Allowances

The Company’s contracts include promises to provide rights of return to customers as well as promises to issue discounts and provide rebates or allowances to certain retail channel customers if specified conditions are met. Revenues are reduced in the accompanying consolidated statements of operations and comprehensive income (loss) for anticipated sales returns, discounts, and allowances, based on the Company’s analysis of historical sales returns and contractual discounts and allowances. Expected returns and estimated rebates and allowances that have been earned but not yet honored or paid out are included in accrued and other expenses in the accompanying consolidated balance sheets. Estimated discounts that have been earned but not yet honored or paid out are included as a reduction to accounts receivable, net. Actual returns may vary from estimates if the Company experiences a change in actual sales returns or exchange patterns due to unanticipated changes in products or competitive pressures.

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

Product Warranty

The Company offers a limited warranty for product performance, generally one year from the date of device activation for product sold within the United States, and generally two years from device activation for product sold internationally. The warranty obligation allows the Company to either repair or replace a defective product. The Company accrues for future expected warranty claims and records the amount to cost of revenues at the time of sale. The estimate of future warranty claims is based on historical warranty claim experience and known conditions. Estimated warranty liabilities are included in accrued and other expenses in the accompanying consolidated balance sheets.

Research and Development

Research and development expenses consist primarily of personnel-related expenses, consulting and contractor expenses, prototype materials, and clinical testing. Substantially all of the Company’s research and development costs are related to developing new products and services and improving existing products and services. These costs are expensed as incurred, except for research and development expenses that qualify as internal-use software development costs, which are capitalized to the consolidated balance sheet.

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
•Expected volatility — Since the Company did not have sufficient historical data on the volatility of its ordinary stock, the expected volatility was based on the volatility of similar entities for a period consistent with the expected term of the award. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, and size.
•Risk-free rate — The estimate of the risk-free rate is based on the average of the published applicable year US Treasury Bond rates, as of the date of grant, to align with the expected life.
Advertising

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. Advertising expenses were $10,558 and $7,290 for the years ended December 31, 2025 and December 31, 2024, respectively.
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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-operating gain or loss in the consolidated statements of operations and comprehensive income (loss). Refer to Note 10 for further discussion on fair value considerations.

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

The Company believes that it has appropriate support for the income tax positions taken on its tax returns, and that its accruals for tax liabilities are adequate for all open tax years, which include 2014 through 2025, based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter. Uncertain tax positions are recorded when it is more likely than not that a given tax position would not be sustained upon examination by taxing authorities. The Company’s policy for recording interest and penalties related to income taxes, including uncertain tax positions, is to record such items as a component of the provision for income taxes. The Company files income tax returns in the U.S. federal jurisdiction and certain state and local jurisdictions.

Net Loss per Share

Basic and diluted net loss per share of common stock and redeemable common stock is presented in conformity with the two-class method required for participating securities. Under the two-class method, net loss is allocated to each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires net income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025, and the Company adopted this standard prospectively. While the adoption of this standard did not have a material impact on the Company's consolidated financial statements, additional disclosures are included in Note 11.

Recently Issued Accounting Guidance

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The standard is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact this standard will have on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, which amended the guidance in ASC 326 to simplify the estimation of credit losses on accounts receivable and contract assets from revenue transactions. The amended guidance allows companies to elect a practical expedient to assume that conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating the expected credit losses of the asset. This update is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. Early adoption of this guidance is permitted. Companies that elect the practical expedient are required to apply the amendments prospectively. The Company is currently assessing the timing of adopting this amended guidance and the impact it will have on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amended guidance modernizes the accounting for costs related to internal-use software to more closely align with current software development methods. The guidance removes references to project stages and clarifies when we are required to start capitalizing eligible costs. The new guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is currently assessing the impact this amended guidance will have on its consolidated financial statements and related disclosures.

Recent Tax Legislation

The One Big Beautiful Bill Act of 2025 (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA makes changes to the U.S. corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The Company determined that the OBBBA did not have a material impact on the consolidated financial statements for the year ended December 31, 2025. The Act includes multiple effective dates, with certain provisions effective in 2026 and 2027. The Company will continue to evaluate the impact of these provisions on our 2026 and subsequent financial statements.

Note 3. Certain Balance Sheet Accounts

Restricted Cash

The Company’s restricted cash includes cash held in escrow accounts related to litigation settlements. Under the terms of the Butala action settlement agreement (see Note 7), the Company deposited funds into a dedicated escrow account pending final court approval of the settlement and the completion of the claims administration process. The Company's restricted cash also includes cash collateral to secure its current credit card borrowings. Cash as reported on the consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as shown on the consolidated balance sheets and consists of the following:

	December 31,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	$35,461	$20,245
Restricted cash:
Litigation settlement escrow	5,250	—
Cash collateral - credit card facility	300	386
Total cash, cash equivalents, and restricted cash	$41,011	$20,631

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

Changes in the Company's allowance for credit and other losses were as follows:

	Year Ended December 31,
	2025	2024
Beginning balance	$653	$3,322
Charges to expense	160	(193)
Charges to revenue	7	38
Write-offs	(97)	(2,514)
Ending balance	$723	$653

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

Inventory

Details of inventory were as follows:

	December 31,
	2025	2024
Raw materials	$330	$100
Finished goods	14,961	10,423
Total inventory	$15,291	$10,523

Prepaid expenses and other current assets

For the year ended December 31, 2025, a write-off of $347 related to a prepaid deposit for materials determined to have no alternative future use in the Company's research and development efforts was recorded within research and development expenses.

Property and Equipment, net

Property and equipment consisted of the following:

	December 31,
	2025	2024
Tooling and manufacturing equipment	$2,249	$2,618
Computer equipment	455	322
Furniture and fixtures	194	289
Software	46	106
Leasehold improvements	3	35
Total property and equipment	2,947	3,370
Less: accumulated depreciation and amortization	(2,652)	(3,268)
Property and equipment, net	$295	$102

Depreciation and amortization expense on property and equipment was $114 and $306 for the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the Company allocated $67 and $281, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment within cost of revenues on the consolidated statements of operations and comprehensive income (loss). The remaining depreciation and amortization expense related to property and equipment was recorded within general and administrative expenses.

Intangible Assets, net

The carrying amounts of intangible assets consisted of the following:

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks and patents	$778	$(434)	$344
Internally developed software	1,447	(400)	1,047
Total intangible assets	$2,225	$(834)	$1,391

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks and patents	$677	$(346)	$331
Internally developed software	725	(81)	644
Total intangible assets	$1,402	$(427)	$975

Amortization expense of intangible assets was $407 and $147 for the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the Company recorded $319 and $81, respectively, of amortization expense related to internally developed software within cost of revenues on the consolidated statements of operations and comprehensive income (loss). The remaining amortization expense related to trademarks and patents was recorded within general and administrative expenses.

As of December 31, 2025, the estimated future amortization expenses and reconciliation to total intangible assets consisted of the following:

Year Ended December 31,	Amount
2026	$466
2027	374
2028	127
2029	31
2030	23
Thereafter	41
Total future amortization expenses	$1,062
Intangible assets not yet subject to amortization	329
Total intangible assets	$1,391

In 2021, the Company began work on an internally developed software project and during 2021 and 2022 total costs of $1,873 were capitalized within intangible assets on the balance sheet. Due to financial constraints the Company was experiencing in 2022, work on the project was paused and each subsequent period the Company reconsidered the probability that the project would be resumed when the Company’s financial condition allowed, and whether any technological developments had changed the prospects for the project's eventual success and recovery of the carrying amount of the asset. Because the software was still in development and not ready for general release the Company did not recognize any amortization for the year ended December 31, 2024.

In September of 2024, the Company made the decision to extend the pause of this particular software development project indefinitely, indicating that the carrying amount of the asset was unlikely to be recoverable. The Company recognized $1,873 of impairment charges during the year ended December 31, 2024, to fully impair that particular internally developed software project, which was recorded within general and administrative expenses on the consolidated statement of operations and comprehensive income (loss). Impairment charges related to other intangible assets were $46 and $24 for the years ended December 31, 2025 and 2024, respectively.

Accrued and Other Expenses

Accrued and other expenses consisted of the following:

	December 31,
	2025	2024
Accrued payroll	$4,206	$3,639
Accrued sales discounts	3,881	1,773
Accrued sales returns	1,415	902
Accrued legal settlements	5,998	5,343
Other	3,927	4,721
Total accrued and other expenses	$19,427	$16,378

Changes in accrued warranty were as follows:

	Year Ended December 31,
	2025	2024
Accrued warranty, beginning of period	$291	$782
Settlements of warranty claims during the period	(898)	(754)
Provision for warranties issued during the period	710	1,615
Changes in provision for pre-existing warranties	254	(1,352)
Accrued warranty, end of period	$357	$291

Note 4. Leases

Leases are determined at inception by assessing whether the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Owlet's leases consist of a lease for corporate offices and has a remaining lease term of 1.3 years with options for renewal. Renewal and termination options have not been included in the lease term, as it is not reasonably certain that such options will be exercised. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Owlet uses its incremental borrowing rate, based on the information available at the lease commencement date, to determine the present value of lease payments. There were no finance leases during the years ended December 31, 2025 and December 31, 2024.

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

The following table summarizes the Company's right-of-use assets, liabilities, and other information about the Company's leases (dollars in thousands):

	December 31,
	2025	2024
Right of use assets, net	$69	$138

Accrued and other expenses	$63	$83
Other long-term liabilities	24	87
Total lease liabilities, net	$87	$170

Weighted average remaining lease term	1.3 years	2.1 years

Weighted average discount rate	14.5%	13.5%
Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs were $90 and $998 for the years ended December 31, 2025 and 2024, respectively, which included immaterial amounts related to short-term and variable lease costs.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$100	$1,178
Right of use assets obtained in exchange for new operating lease liabilities	—	130

The following table shows the future maturities of lease liabilities for leases in effect as of December 31, 2025:

Year Ended December 31,	Amount
2026	$71
2027	24
Total lease payments	95
Less: imputed interest	(8)
Total	$87

As of December 31, 2025, the Company had no sublease arrangements, as all sublease agreements ended in 2024. The Company recognized sublease income of $0 and $765 for the years ended December 31, 2025 and 2024, respectively.
Note 5. Deferred Revenues

Deferred revenues relate to performance obligations for which payments are received from customers prior to the satisfaction of the Company’s obligations to its customers. Deferred revenues primarily consist of amounts allocated to the mobile application, unspecified upgrade rights, added features, bug fixes, content, and subscription services and are recognized over the service period of the performance obligations, which ranges from 1 to 27 months.

The Company recognized $1,374 and $1,134 of revenue during the years ended December 31, 2025 and 2024, respectively, that was included in the deferred revenue balance at the beginning of the respective period. Revenue for the year ended December 31, 2025 included a reduction of revenue of $451 relating to the correction of immaterial misstatements from previous periods. Revenue for the year ended December 31, 2024 included $330 relating to the correction of immaterial misstatements from previous periods.

Note 6. Debt and Other Financing Arrangements

The Company’s indebtedness consisted of the following:

	December 31,
	2025	2024
Term loan facility payable to WTI, net	$5,609	$4,819
Line of credit	6,932	6,263
Financed insurance premium	489	615
Total debt	13,030	11,697
Less: current portion	(10,567)	(7,366)
Total long-term debt, net	$2,463	$4,331

The carrying value of the Company’s long-term debt, net approximate its fair value.

WTI Loan Facility

On September 11, 2024, (the "Effective Date"), OBCI, as the borrower, entered into a Loan Facility Agreement (the “Loan Facility Agreement”) with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively, “WTI”) for a term loan facility of up to $15,000 (the “WTI Loan Facility”).

The WTI Loan Facility consists of two tranches. The first tranche of $10,000 was available at closing and through September 30, 2024, with $2,500 of the first tranche availability extendable until December 31, 2024 (the “First Tranche Commitment”). The second tranche of $5,000 (the “Second Tranche Commitment,” or together with the First Tranche Commitment, the “Loan Commitments”) per the initial Loan Facility Agreement was available through August 15, 2025 and upon achievement of (a) at least $48,600 in revenue for the period that commenced October 1, 2024 and ended June 30, 2025 (the “Second Tranche Condition Period”), (b) total cash burn during the Second Tranche Condition Period not to exceed $600 for such period, (c) receipt by the Company of at least $6,000 of net proceeds from an equity financing during a period commencing on the closing date and ending on the second tranche borrowing date, and (d) receipt by WTI of the Company’s then-current, board-approved operating and financing plan to WTI's satisfaction, as well as compliance with certain reporting conditions. As of December 31, 2025, the Company was in compliance with all covenants under the WTI Loan Facility.

The Company initiated its first drawdown under the WTI Loan Facility of $7,500 (the “Initial Loan”) shortly after finalizing the Loan Facility Agreement in September 2024. WTI and the Company agreed to extend the remaining $2,500 of the First Tranche Commitment until March 31, 2025. The Company ultimately elected not to draw on the remainder of the First Tranche Commitment and, as a result, 62,500 unvested shares of the redeemable common stock described below were forfeited on March 31, 2025. In July 2025, WTI granted a 90-day extension to make the Second Tranche Commitment available through November 13, 2025. The terms of the Loan Facility Agreement were otherwise not modified in connection with the extension. The Company ultimately elected not to draw on the Second Tranche Commitment and, as a result, 125,000 unvested shares of redeemable common stock were forfeited on November 13, 2025.

Interest on the outstanding principal amounts under the WTI Loan Facility accrues at a rate per annum equal to the sum of the prime rate plus 3.5%, with a floor of 12%. Commencing on November 1, 2025 through maturity on January 1, 2028, the Company is required to make monthly interest and principal payments. Loans under the WTI Loan Facility also accrue 2.5% in payment-in-kind interest (“PIK Interest”) compounded monthly, and PIK Interest payments will be due and payable upon maturity of the loans. The interest rate on the outstanding principal amounts under the WTI Loan Facility for the year ended December 31, 2025 was 12%. Accrued coupon interest and accrued payment-in-kind interest (“PIK interest”) are recorded within accrued and other expenses and within long-term debt, net, respectively on the consolidated balance sheets.

As partial consideration for the availability and funding of the WTI Loan Facility, the Company and WTI Fund X, LLC (“Fund X”) and WTI Fund XI, LLC (“Fund XI”, and together with Fund X, the “WTI Funds”) entered into a Stock Issuance Agreement (the “WTI Stock Issuance Agreement”), dated as of the Effective Date. Pursuant to the WTI Stock Issuance Agreement, the Company issued to the WTI Funds an aggregate of 750,000 shares of redeemable common stock on the Effective Date, of which 187,500 shares of the redeemable common stock have been forfeited as described above.

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

The Company allocated the lender fees (including the fair value of the vested shares) and third-party debt financing costs between the Initial Loan and the remaining, undrawn Loan Commitments. The costs allocated to the Initial Loan are accounted for as a discount and will be amortized across the term of the Initial Loan using the effective interest method. The costs allocated to the remaining, undrawn Loan Commitments were accounted for as loan commitment assets, which were amortized to interest income (expense), net using the straight-line method over the commitment periods, due to uncertainty about the Company’s intent to access the Loan Commitments. The unamortized portion of the loan commitment assets was $0 and $809 as of December 31, 2025 and 2024, respectively, and is recorded within Other assets on the consolidated balance sheets.

The Company recognized $1,087 and $256 of interest expense related to the amortization of debt financing costs of the WTI Loan Facility and $809 and $764 of interest expense related to the amortization of the loan commitment assets during the years ended December 31, 2025 and December 31, 2024, respectively.

Details of the WTI Loan Facility were as follows:

	December 31,
	2025	2024
Principal outstanding	$7,012	$7,500
Unamortized debt financing costs	(1,652)	(2,739)
Accrued PIK Interest	249	58
Net carrying value	$5,609	$4,819

ABL Line of Credit

On September 11, 2024, the Company, as guarantor, and its wholly-owned subsidiary, Owlet Baby Care, Inc. ("OBCI"), as borrower, entered into a credit and security agreement (the "Credit Agreement") with the financial institutions party thereto from time to time as lenders (collectively the “Lenders”) and ABL OPCO LLC, a Delaware limited liability company, in its capacity as administrative agent for the Lenders (in such capacity, the “Administrative Agent”).

The Credit Agreement provides for an asset-based revolving credit line (the "ABL Line of Credit") with an initial maximum principal amount of up to $15,000, which increased to $20,000 on September 11, 2025 (the “Revolving Commitment”). The ABL Line of Credit is collateralized by substantially all of the Company's assets. Loans and other obligations under the Credit Agreement bear interest at a rate per annum equal to the 1-month Secured Overnight Financing Rate (subject to a floor of 3.5%) plus a margin, which varies between 7.5% and 8.5% depending on the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), provided that the interest rate shall not exceed the maximum rate permitted under applicable law.

On December 31, 2025, there was $6,932 of outstanding borrowings under the Credit Agreement, which is recorded as a current liability on the consolidated balance sheet based on the Company's intent and ability to repay the outstanding borrowings in the near term. The remaining borrowing base availability under the Credit Agreement was $9,897 as of December 31, 2025

The ABL Line of Credit matures on September 10, 2027 (the “Maturity Date”). If for any reason the Credit Agreement is terminated or all outstanding loans and other obligations are paid in full and the ABL Line of Credit is terminated before the Maturity Date, the Company will be obligated to pay a prepayment fee equal to a percentage of the then-current Revolving Commitment, which percentage decreases on certain anniversary of the closing date.

The Credit Agreement contains representations, warranties, covenants, and events of default customary for agreements of this type. On June 11, 2025, the Company and OBCI, entered into a First Amendment to the Credit Agreement (the “First Amendment”) with the Lenders and the Administrative Agent. The First Amendment amends the Credit Agreement to (among other things) (i) modify certain financial covenants, including EBITDA covenants, required to be maintained by OBCI, (ii) increase the amount of capital expenditures that may be incurred by OBCI during certain fiscal years, and (iii) expand the eligibility of certain accounts receivable that OBCI can borrow against. Apart from the aforementioned changes, no modifications were made to other covenants, including the liquidity covenant. The liquidity covenant requires the Company to maintain liquidity of $4,000. Liquidity is defined as the sum of (x) Undrawn Availability, as defined in the Credit Agreement, on the asset-based line of credit, plus (y) unrestricted cash and funds held in deposit accounts. In addition, if the liquidity falls below $9,000, the Company is then subject to a minimum trailing-twelve-months EBITDA covenant as defined in the Credit Agreement. As of December 31, 2025, the Company was in compliance with all covenants under the Credit Agreement.

The unamortized portion of debt financing costs related to the Credit Agreement as of December 31, 2025 and December 31, 2024 was $525 and $657 respectively, and is recorded as a loan commitment asset within other assets on the consolidated balance sheets. These costs are amortized straight-line over the term of the Credit Agreement and recorded within interest income (expense), net on the consolidated statements of operations and comprehensive income (loss).

The Company recognized $259 and $74 of interest expense related to the amortization of the loan commitment assets during the year ended December 31, 2025 and December 31, 2024, respectively.

Financed Insurance Premiums

In 2025, the Company renewed a number of its insurance policies and entered into several new short-term commercial premium finance agreements with premium finance companies totaling $886 to be paid within one year, accruing interest at a weighted average rate of 8.4% As of December 31, 2025, the remaining principal balance on the combined financed insurance premiums was $489.

Future Aggregate Maturities

As of December 31, 2025, future aggregate maturities of the WTI Loan Facility and Financed Insurance Premium payables were as follows:

Year Ended December 31,	Amount
2026	$3,635
2027	3,550
2028	565
Total	$7,750
Note 7. Commitments and Contingencies

Purchase and Other Obligations

The Company entered into a services and license agreement for cloud platform services in June 2024. The Company has a purchase obligation of $6,739 to be paid over a 48-month period beginning in June 2024 and $3,172 remains to be paid at December 31, 2025.

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

Following mediation, the parties to the Butala action reached agreements in principle to settle both the Section 10(b) Claims and the Section 14(a) Claims. The Section 10(b) Claims would be resolved for $3,500 and the Section 14(a) Claims would be resolved for $1,750. On January 31, 2025, the plaintiffs filed motions seeking preliminary approval of the settlements of the Section 10(b) Claims and Section 14(a) Claims. On September 15, 2025, the Court granted preliminary approval of the settlement of the Section 14(a) Claims. On September 29, 2025, the Court granted preliminary approval of the settlement of the Section 10(b) Claims. A final fairness hearing on both settlements was originally scheduled for February 6, 2026, and was subsequently rescheduled by the Court to February 25, 2026. The fairness hearing was held on February 25, 2026, and final approval of the settlements remains pending. In accordance with ASC 450, as these amounts became probable and estimable, the Company recognized $5,250 of general and administrative expense in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2024 and the related liability was recorded in accrued and other expenses on the consolidated balance sheet at December 31, 2024. In October 2025, the Company paid cash in full settlement for both the Section 14(a) Claims and the Section 10(b) Claims and paid out the amounts to the escrow agent required for their resolution. The Company paid $3,500 cash in full settlement of the Section 10(b) Claims. In relation to the Section 14(a) Claims, the Company paid $591 in cash, while the Company's insurance provider contributed the other $1,159, in full settlement of the Section 14(a) Claims. The insurance portion of this settlement was recorded as an insurance loss recovery in general and administrative expense on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2025. For both the Section 10(b) Claims and the Section 14(a) Claims, the total cash paid to the escrow agent was $5,250, which includes the amount paid by the Company's insurance provider, and was classified as restricted cash as of December 31, 2025. The related liability is recorded in accrued and other expenses on the consolidated balance sheet as of December 31, 2025.

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

On December 13, 2024, these two complaints were consolidated into a single action captioned Vargas v. Workman, et al., No. 2:24-cv-07258-FLA (C.D. Cal.) On February 7, 2025, the plaintiffs filed an amended consolidated complaint asserting the claims previously made in the two derivative complaints. The parties in the Vargas action reached agreements in principle to settle, and plaintiffs filed a joint Notice of Settlement with the Court on March 3, 2025. On March 6, 2025, the Court vacated deadlines in the Vargas action in light of the plaintiffs’ settlement notice, and set April 2, 2025 as the deadline for plaintiffs to file a motion for preliminary approval of the settlement. On March 31, 2025, the plaintiffs filed a joint stipulation with the Court to extend that deadline to April 9, 2025. The Court so ordered the stipulation on April 2, 2025, and the plaintiffs filed the motion for preliminary approval of the settlement on April 9, 2025. On September 10, 2025, the Court granted preliminary approval of the settlement. A final fairness hearing on the settlement was originally scheduled for February 6, 2026, and was subsequently rescheduled by the Court to February 25, 2026. The fairness hearing was held on February 25, 2026, and final approval of the settlement remains pending. The parties have agreed to specific corporate governance reforms Owlet would implement and to an unopposed request to the Court for $675 in attorneys’ fees for securing such reforms.

In accordance with ASC 450, as these amounts have become probable and estimable, the Company recorded $675 of general and administrative expense on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2025. The related liability is recorded in accrued and other expenses on the consolidated balance sheet as of December 31, 2025. The Company expects to pay this expense in the first quarter of 2026.

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

Note 8. Stock-based Compensation

2021 Incentive Award Plan

Effective February 12, 2021, the Board of Directors approved the adoption of the 2021 Incentive Award Plan (as amended, the "2021 Plan") as a successor to the 2014 Equity Incentive Plan (the "2014 Plan"), which permits the Company to grant options, stock appreciation rights, restricted stock, restricted stock units, performance bonus, performance stock unit, dividend equivalents, or other stock or cash based awards to employees, directors, or consultants. Shares remaining for issuance, forfeited, expired, or other manner available to issue under terms of the 2014 Plan roll over to and become available for awards under the 2021 Plan. As of December 31, 2025, 4,150,369 shares were authorized for issuance under the 2021 Plan. In addition, the shares authorized for the 2021 Plan may be increased on an annual basis beginning January 1, 2022, in an amount equal to 5% of the outstanding common stock on the last day of the immediately preceding fiscal year for a period of 10 years.

As of December 31, 2025, a total of 2,805,976 shares of common stock are reserved for issuance and 168,331 shares are available for future grants under the 2021 Plan.

Employee Stock Purchase Plan

On January 1, 2022, the Company began offering an ESPP. The ESPP allows eligible employees to contribute a portion of their eligible earnings toward the semi-annual purchase of the Company's shares of common stock at a discounted price, subject to an annual maximum dollar amount. Employees can purchase stock at a 15% discount applied to the lower closing stock price on the first or last day of the six-month purchase period.

Stock Options

The following is a summary of stock option information and weighted average exercise prices:

	Year Ended December 31,
	2025		2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1	427,555	$17.02	463,168	$16.03
Granted	—	—	—	—
Exercised	(72,913)	4.16	(33,963)	4.21
Canceled/Forfeited	(93,176)	41.96	(1,650)	4.21
Expired	(24,245)	99.82	—	—
Outstanding at December 31	237,221	2.71	427,555	17.02
Exercisable at December 31	237,221	$2.71	427,040	$16.92

The grant date fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model.

Stock-based compensation expense related to options was $1 and $898 during the years ended December 31, 2025 and December 31, 2024, respectively. Generally, employees are subject to four year vesting terms of 25% after one year and monthly thereafter, with a maximum term of 10 years.

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $247 during 2025 and $11 during 2024. At December 31, 2025, options outstanding, vested, and exercisable had an intrinsic value of $3,198 with a weighted average remaining life of 1.9 years. At December 31, 2024, options outstanding, vested, and exercisable had an intrinsic value of $442 with a weighted average remaining life of 3.5 years.

The total grant date fair value of options vested during 2025 and 2024 was $29 and $377, respectively. No options were granted during the years ended December 31, 2025 and December 31, 2024. Cash received from stock options exercised during 2025 and 2024 was $304 and $143, respectively.

Restricted Stock Units

The following is a summary of RSU information and weighted average grant date fair values for the Company's RSUs:

	Year Ended December 31,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	1,451,643	$5.84	1,464,073	$7.64
Granted	1,210,885	8.27	1,338,850	4.62
Vested	(404,189)	8.96	(868,981)	7.08
Canceled/Forfeited(1)	(64,584)	5.54	(482,299)	5.71
Unvested at December 31	2,193,755	$6.71	1,451,643	$5.84
(1) Includes 352,093 RSUs converted to RSAs in 2024, accounted for as a cancellation of RSUs with a replacement award of RSAs.

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

Stock-based compensation expense related to RSU grants was $8,376 and $7,133 during the years ended December 31, 2025 and December 31, 2024, respectively. The aggregated fair value of RSUs granted during the years ended December 31, 2025 and 2024 was $10,014 and $6,192, respectively. The aggregated fair value of RSUs vested during the years ended December 31, 2025 and 2024 was $3,621 and $6,154, respectively.

Restricted Stock Awards

The following is a summary of RSA information and weighted average grant date fair values for the Company's RSAs:

	Year Ended December 31,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	326,153	$0.39	—	$—
Granted	—	—	387,309	0.40
Vested	(326,153)	0.39	(61,156)	0.40
Forfeited	—	—	—	—
Unvested at December 31	—	$—	326,153	$0.39

During the year ended December 31, 2024, the Company modified certain RSU awards for 11 employees and exchanged the RSUs previously granted for RSAs that vest within six months of the date of modification. The RSAs are valued at the market value on the date of grant. There were no RSAs granted for the year ended December 31, 2025.

As a result of the modification, the Company recognized $45 and $108 of incremental stock-based compensation expense during the year ended December 31, 2025 and December 31, 2024. The aggregated incremental fair value of RSAs vested during the year ended December 31, 2025 and December 31, 2024 was $129 and $24, respectively.

Performance Stock Units

The following is a summary of PSU information and weighted average grant date fair values for the Company's PSUs:

	Year Ended December 31,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	56,391	$36.40	71,428	$36.40
Granted	375,000	11.96	—	—
Vested	(14,098)	36.40	—	—
Forfeited	(42,293)	36.40	(15,037)	36.40
Unvested at December 31	375,000	$11.96	56,391	$36.40

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

Stock-based compensation expense related to PSU grants was $569 and $74 during the years ended December 31, 2025 and December 31, 2024, respectively. The aggregated fair value of PSUs granted during the year ended December 31, 2025 was $4,485. The aggregated fair value of PSUs vested during the year ended December 31, 2025 was $513. There were no PSU grants or PSUs that vested during the year ended December 31, 2024.

Summary of Employee Stock Purchase Plan Shares

Employees purchased 71,160 shares at an average price of $3.62 during the year ended December 31, 2025, and 59,325 shares at an average price of $3.71 during the year ended December 31, 2024. The intrinsic value of shares purchased was $234 and $51, respectively, for the years ended December 31, 2025 and 2024. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows:

	Year Ended December 31,
	2025	2024
General and administrative	$5,613	$5,148
Sales and marketing	1,583	1,540
Research and development	2,152	1,945
Total stock-based compensation	$9,348	$8,633

As of December 31, 2025, the Company did not have any unrecognized stock-based compensation costs related to non-vested options or RSAs, $8,581 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted average period of 0.95 years, and $3,538 of unrecognized stock-based compensation costs related to unvested PSUs that will be recognized over a weighted average period of 2.2 years.

For the years ended December 31, 2025 and 2024, the Company capitalized $97 and $86, respectively, of stock-based compensation attributable to internally developed software.

Note 9. Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock

October 2025 Offering

On October 23, 2025, the Company completed an underwritten public offering in which it issued and sold 4,196,000 shares of its common stock at a price of $7.15 per share. Subsequently, the underwriters exercised their over-allotment option for an additional 629,400 shares, which settled after the initial closing and increased the total shares issued in the offering to 4,825,400. From this offering, the Company received net proceeds of $32,109 after deducting underwriting discounts and commissions.

The offering expenses with third parties were $639, of which $0 in issuance costs that were unpaid as of December 31, 2025. The issuance costs associated with the October 2025 Offering were recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

September 2024 Offering

On September 11, 2024, the Company completed an underwritten public offering in which it issued and sold 3,135,136 shares of its common stock at a price of $3.70 per share. The net proceeds received by the Company were $10,590 after deducting underwriting discounts and commissions. The shares were issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-281556), filed by the Company with the SEC on August 14, 2024, which was declared effective on August 23, 2024. The Company provided the underwriter a discount of 7% off the offering price.

In addition to the underwriter discount, the offering expenses with third parties were $863. The Company also reimbursed the underwriters for $198 in fees and expenses, including legal expenses, out-of-pocket expenses, and clearing expenses. The issuance costs associated with the September 2024 Offering were recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

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

The Titan Warrants became exercisable on March 13, 2025 at an exercise price of $4.63 and have a term of five years from such initial exercise date. As of December 31, 2025, 30,097 of the Titan Warrants have been exercised.

Redeemable Common Stock

As discussed in Note 6, in September 2024 as partial consideration for the availability and funding of the WTI Loan Facility, the Company issued to the WTI Funds an aggregate of 750,000 shares of common stock. The Company also granted the WTI Funds the Redeemable Option discussed in Note 6. The vested shares are recorded in mezzanine equity on the consolidated balance sheets and are being accreted to the redemption value at the date the redemption feature first becomes exercisable. As discussed in Note 6, 62,500 unvested shares of redeemable common stock were forfeited on March 31, 2025, and 125,000 unvested shares of redeemable common stock were forfeited on November 13, 2025.

August 2024 Exchange

On August 20, 2024, holders of the Series A convertible preferred stock of the Company elected to convert an aggregate of 15,721 shares of Series A convertible preferred stock in exchange for an aggregate of 2,291,686 shares of the Company’s common stock, all as in accordance with the terms of the Certificate of Designation relating to the Series A convertible preferred stock. As of December 31, 2025, the redemption value for the remaining Series A convertible preferred stock is $11,479.

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

Subject to certain exceptions, upon the occurrence of a fundamental change, voluntary or involuntary liquidation, dissolution or winding-up of the Company, the Company will be required to pay an amount per share of Series B convertible preferred stock equal to the greater of (i) one thousand dollars per share or (ii) the consideration per share of Series B convertible preferred stock as would have been payable had all such shares been converted to common stock immediately prior to the liquidation event, plus, in each case, the aggregate amount of all declared but unpaid dividends thereon to the date of final distribution to the holders of Series B convertible preferred stock. As of December 31, 2025, the redemption value for Series B convertible preferred stock is $9,250. None of the Series B convertible preferred stock had been converted as of December 31, 2025.

Each of the Series B Warrants sold in the private placement offering was exercisable for one share of common stock at an exercise price of $7.71 per share, was immediately exercisable, and had an expiration date of March 1, 2029. As the Series B Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $6,856. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $2,394 allocated to the Series B convertible preferred stock. The Series B convertible stock accreted to its redemption value, starting from the issuance date to the date at which the shares become redeemable on March 1, 2029. Accretion was recorded as a deemed dividend. There are no outstanding Series B Warrants as of December 31, 2025, as they have all been exchanged for newly issued shares of the Company's common stock, see Exchange Agreement - Series A and Series B Warrants below.

The Company incurred $395 of issuance costs related to the offering. Issuance costs allocated to the preferred stock of $102 were recorded as a reduction to the Series B convertible preferred stock. Issuance costs allocated to the liability classified warrants of $293 were recorded as an expense within general and administrative expenses on the consolidated statement of operations and comprehensive income (loss).

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

Each of the Series A Warrants sold in the private placement offering is exercisable for one share of common stock at an exercise price of $4.66 per share, is immediately exercisable, and will expire on February 17, 2028. As the Series A Warrants could require cash settlement in certain scenarios, the warrants were classified as liabilities upon issuance and were initially recorded at an aggregate estimated fair value of $26,133. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $3,867 allocated to the Series A convertible preferred stock. The Series A convertible stock is accreting to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend. There are 265,597 outstanding Series A Warrants as of December 31, 2025, as the majority of the previously outstanding Series A Warrants have been exchanged for newly issued shares of the Company's common stock, See Exchange Agreement - Series A and Series B Warrants below.

The Company incurred $1,963 of issuance costs related to the offering. Issuance costs allocated to the preferred stock of $253 were recorded as a reduction to the Series A convertible preferred stock. Issuance costs allocated to the liability classified warrants of $1,710 were recorded as an expense within general and administrative expenses on the consolidated statement of operations and comprehensive income (loss).

SBG Common Stock Warrants

As a result of the merger completed with SBG on July 15, 2021 (the “Merger”), the Company continues to record liabilities for warrants issued by SBG prior to the Merger.

Pursuant to the SBG initial public offering, SBG sold warrants to purchase an aggregate of 821,428 shares of the Company’s common stock at a price of $161.00 per share (“SBG Public Warrants”). Following the closing of the Initial Public Offering on September 17, 2020, the Company completed the sale of warrants to purchase an aggregate of 471,428 shares of the Company’s common stock at a price of $161.00 per share in a private placement to Sandbridge Acquisition Holdings LLC (the “SBG Private Placement Warrants”). Together, the SBG Public Warrants and SBG Private Placement Warrants are referred to as the “SBG Common Stock Warrants.” The SBG Public Warrants became exercisable 12 months from the closing of the Initial Public Offering. The SBG Common Stock Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation. None of the SBG Common Stock Warrants have been exercised as of December 31, 2025.

See Part II, Item 8 “Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements - Merger” in the Annual Report on Form 10-K for the year ended December 31, 2022 for more information.

SVB Warrants

In March 2023, the Company granted Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (“SVB”) a warrant to purchase 10,714 shares of the Company’s common stock at a price of $5.32 per share, expiring on March 27, 2035 (the “SVB Warrants”) in connection with the first amendment to the Third Amended and Restated Loan and Security Agreement (as amended) between the Company and SVB (as amended, the “LSA”). On September 11, 2024, the LSA was terminated with no obligations outstanding thereunder. The SVB Warrants, which were valued at $43, are classified as equity and included within additional paid-in capital on the consolidated balance sheets. None of the SVB Warrants have been exercised as of December 31, 2025.

Common Stock Warrants

The following table summarizes issuable shares of the Company’s common stock based on warrant activity for the year ended December 31, 2025:

	December 31, 2024	Shares Purchased by Exercise	Shares Issued per Exchange Transaction	December 31, 2025
SBG Public Warrants	821,428	—	—	821,428
SBG Private Placement Warrants	471,428	—	—	471,428
Series A Warrants (1)	7,871,712	(390,378)	(4,412,930)	265,597
Series B Warrants (2)	1,799,021	—	(1,013,499)	—
SVB Warrants	10,714	—	—	10,714
Titan Warrants (3)	125,405	(15,076)	—	95,308
Total	11,099,708	(405,454)	(5,426,429)	1,664,475
(1) Each warrant exchanged was at an approximate ratio of 0.61 shares of common stock.
(2) Each warrant exchanged was at an approximate ratio of 0.56 shares of common stock.
(3) Warrants were exercised via cashless exercise, therefore the $4.63 exercise price was settled in shares.

Exchange Agreement - Series A and Series B Warrants

On August 7, 2025, the Company and certain holders (the “Holders”) of the Company’s Series A Warrants and Series B Warrants entered into an Exchange Agreement, in which the Holders agreed to exchange with the Company their Series A Warrants relating to an aggregate of 7,215,737 shares of common stock and, if applicable, their Series B Warrants relating to an aggregate of 1,799,021 shares of common stock, for an aggregate of 5,426,429 newly issued shares (collectively, the “Exchange Shares”) of common stock (collectively, the “Exchanges”). On October 10, 2025 the Company consummated the Exchange Agreement and the issuance of the Exchange Shares. During the year, the Company made mark to market adjustments to adjust the Series A and Series B warrants subject to the exchange to their fair value through the modification date on August 7, 2025. On the modification date, the fair value of the warrants were adjusted to reflect the fair value of the Exchange Shares, and were subsequently marked to their fair value up to the exchange date. This resulted in a year-to-date fair value adjustment of $23,278 for the year ended December 31, 2025 within common stock warrant liability adjustment on the consolidated statement of operations and comprehensive income (loss). Upon completing the Exchange, the Company recorded a decrease in the common stock warrant liabilities of $46,884, and issued 5,426,429 shares of common stock at a fair value of $46,884.

As part of the Exchange Agreement, the Black-Scholes Model was used to value the Series A and Series B Warrants subject to that agreement, and derive the number of shares of common stock that would ultimately be exchanged for those warrants upon execution of the agreement. A number of key inputs were used in the Black-Scholes valuation, including the following: (1) the maturity dates for each of the Series A Warrants and the Series B Warrants, which were February 17, 2028 and March 1, 2029, respectively, and were determined by reference to the terms of the Series A Warrants and the Series B Warrants; (2) the per share exercise prices for each of the Series A Warrants and the Series B Warrants, which were $4.66 and $7.71, respectively, and were determined by reference to the terms of the Series A Warrants and the Series B Warrants; (3) a stock price reference price of $7.26, which represented the 60-day volume-weighted average price of the Company's common stock as of August 1, 2025; (4) a realized term volatility of 80% for each of the Series A Warrants and the Series B Warrants, which represented the realized volatility consistent with the remaining term of the Series A Warrants; (5) a dividend rate of 0%, which was determined to be appropriate because the Company does not currently pay dividends; and (6) risk-free rates for the Series A Warrants and the Series B Warrants of 3.41% and 3.37%, respectively, which represent the Secured Overnight Funding Rates, as published by Bloomberg and interpolated for the remaining term of the Series A Warrants and Series B Warrants.

As a result of the inputs provided above, the Black-Scholes Model indicated (1) a valuation for the Series A Warrants of $4.44 per each share of common stock issuable under the Series A Warrants and (2) a valuation for the Series B Warrants of $4.09 per share of common stock issuable under the Series B Warrants. This valuation also implied an approximate exchange ratio of 0.61 shares of common stock for each share of common stock issuable under the Series A Warrants and an approximate exchange ratio of 0.56 shares of common stock for each share of common stock issuable under the Series B Warrants. Based on the indicated valuation produced by the Black-Scholes Model and the aggregate ownership of the participating holders of the Series A Warrants and the Series B Warrants (which information was provided by the Company), it was calculated that an aggregate of 4,412,930 and 1,013,499 shares of common stock were issued to the participating holders of the Series A Warrants and Series B Warrants, respectively, in exchange for such warrants. The warrants were then revalued on the modification date to their fair value of the 5,426,429 shares to be issued upon completion of the exchange based on our common stock price as of August 7, 2025. The final fair value adjustment was recorded to adjust the Exchange Shares to fair value based on our common stock price as of October 10, 2025, the date the shares were ultimately issued.

Apart from the aggregate 4,412,930 common shares issued to Series A Warrant holders as part of the Exchange Agreement, as of December 31, 2025 there were 265,597 Series A Warrants that were not subject to the terms of the Exchange Agreement and, as of December 31, 2025, represented 265,597 shares of issuable common stock according to the original terms of the Series A Warrants. Refer to Note 10, Fair Value Measurements, for further discussion on fair value considerations.

Earnout Shares

Following the Merger, 200,536, shares of common stock held by certain former equity holders of SBG are subject to vesting and forfeiture conditions (the "Earnout Shares"). Of the 200,536 earnout shares, 100,268 shares will vest at such time as a $175.00 stock price level is achieved and 100,268 will vest at such time as a $210.00 stock price level is achieved, in each case, on or before the fifth anniversary of the Closing of the Merger. The ‘‘stock price level’’ will be considered achieved only (a) when the closing price of a share of Owlet common stock on the NYSE is greater than or equal to the applicable price for any 20 trading days within a 30 trading day period or (b) the price per share of Owlet common stock paid in certain change of control transactions following the Closing is greater than or equal to the applicable price. Earnout shares subject to vesting pursuant to the above terms that do not vest in accordance with such terms shall be forfeited and canceled for no consideration. The earnout shares are not redeemable. As the vesting event has not yet been achieved, these shares of Owlet common stock, which are issued and outstanding, are treated as contingently recallable and have been excluded from the denominator for the purposes of calculating basic and diluted net loss per share. See Note 12 for further discussion on the calculation of basic and diluted net loss per share.

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

Note 10. Fair Value Measurements

The Company’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis were as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$17,398	$—	$—	$17,398
Total assets	$17,398	$—	$—	$17,398
Liabilities:
SBG Public Warrants	$—	$—	$—	$—
SBG Private Placement Warrants	—	—	—	—
Series A Warrants	—	—	3,273	3,273
Total liabilities	$—	$—	$3,273	$3,273

	December 31, 2024
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$8,223	$—	$—	$8,223
Total assets	$8,223	$—	$—	$8,223
Liabilities:
SBG Public Warrants	$—	$—	$5	$5
SBG Private Placement Warrants	—	—	2	2
Series A Warrants	—	—	20,750	20,750
Series B Warrants	—	—	4,586	4,586
Total liabilities	$—	$—	$25,343	$25,343

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The SBG Public Warrants and SBG Private Placement Warrants as of December 31, 2025 are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

The Company measured the fair value of both the SBG Public Warrants and the SBG Private Placement Warrants as of December 31, 2025 and December 31, 2024 using the Black-Scholes option pricing model with the following assumptions:

SBG Common Stock Warrants - Black-Scholes Inputs	December 31, 2025	December 31, 2024
OWLT stock price	$16.19	$4.45
Exercise price of warrants	$161.00	$161.00
Term in years	0.54	1.54
Risk-free interest rate	3.58%	4.21%
Volatility	80.00%	90.00%

The Series A Warrants presented as Level 3 measurements rely on unobservable inputs reflecting the Company’s own assumptions.

The Company measured the fair value of the Series A Warrants as of December 31, 2025 and December 31, 2024, using the Black-Scholes option pricing model with the following assumptions:

Series A Warrants - Black-Scholes Inputs	December 31, 2025	December 31, 2024
OWLT stock price	$16.19	$4.45
Exercise price of warrants	$4.66	$4.66
Term in years	2.13	3.13
Risk-free interest rate	3.48%	4.28%
Volatility	75.00%	90.00%

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

The following table presents a reconciliation of the Company’s SBG Public Warrants, SBG Private Placement Warrants, Series A Warrants, and Series B Warrants (together, the “Level 3 Warrants”) measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2025:

Level 3 Warrants
Balance as of December 31, 2023	$27,781
Balance as of Issuance of Series B Warrants	6,855
Balance as of Change in fair value included within common stock warrant liability adjustment	(9,293)
Balance as of December 31, 2024	25,343
Change in fair value included within common stock warrant liability adjustment	26,571
Exercise of common stock warrants	(1,757)
Common stock warrants exchanged for equity	(46,884)
Balance as of December 31, 2025	$3,273

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

Mezzanine-Classified Redeemable Common Stock

As described in Note 6, the vested shares issued to the WTI Funds are contingently redeemable at the option of the holder during the put period and are recorded in mezzanine equity on the consolidated balance sheets. The vested redeemable shares of common stock were recorded at their fair value of $7.66 per share, which was an aggregate value of $4,308. The value of the redeemable shares of common stock was determined using a combination of the value of the Company's stock on the date of issuance and the theoretic value of a stand-alone put option valued using a Black-Scholes put option model discounted by a present value factor that considers the credit spread between an estimated Company specific discount rate and the risk-free rate of return. The valuation model used the following assumptions:

Redeemable Common Stock - Valuation Inputs	September 11, 2024
Common stock value per share	$4.35
Put price	$8.40
Term in years	5.00
Risk-free interest rate	3.42%
Volatility	85.00%
Credit spread	9.27%
Present value discount	63.49%

Note 11. Income Taxes

Income tax expense for the years ended December 31, 2025 and 2024 was $28 and $54, respectively.

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Guidance, the reconciliation of the federal statutory income tax rate to the Company's effective tax rate for the year ended December 31, 2025 was as follows:

	Year Ended December 31, 2025
	Amount	Percent
US federal statutory tax rate	$(8,327)	21.0%
State and local income taxes, net of federal income tax effect (1)	24	(0.1)%
Change in valuation allowance	937	(2.4)%
Nondeductible items:
Stock-based compensation	1,067	(2.7)%
Warrant (benefit) expense (2)	5,579	(14.1)%
Transaction costs (3)	301	(0.8)%
Other permanent differences	447	(1.0)%
Effective tax rate	$28	(0.1)%
(1) State taxes in Texas made up the majority (greater than 50%) of the tax effect in this category.

(2) Represents a permanent item attributed to common stock warrant mark-to-market adjustments.
(3) Represents costs associated with the October 2025 warrant exchange.

The reconciliation of taxes at the federal statutory rate to the provision for income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

Year Ended December 31, 2024
Amount
Federal income tax at statutory rates	$(2,637)
State income tax at statutory rates	(300)
Change in valuation allowance	3,958
Warrant (benefit) expense (1)	(1,952)
Transaction costs (2)	80
Stock-based compensation	865
Other	40
Total income tax provision	$54
(1) Represents a permanent item attributed to common stock warrant mark-to-market adjustments.
(2) Represents costs associated with the February 2024 preferred stock offering.

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Guidance, cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows:

Year Ended December 31, 2025
Federal	$—
State:
Texas	45
Foreign	—
Total cash paid for income taxes, net of refunds	$45
Significant components of the Company’s deferred income tax assets (liabilities) are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Accrued liabilities	$1,767	$1,408
Stock-based compensation	1,720	1,858
163(j) Interest expense limitation	2,811	2,137
Net operating loss carryforwards	49,119	46,734
174 capitalization	2,867	4,486
Lease liability	21	42
Other	983	1,226
Litigation settlement	1,198	1,312
Total deferred income tax assets	$60,486	$59,203
Deferred tax liabilities:
ROU asset	(17)	(34)
Other	(52)	(109)
Intangibles	(177)	—
Total deferred tax liabilities	(246)	(143)
Valuation allowance	$(60,240)	$(59,060)
Net deferred tax asset (liability)	$—	$—

As of December 31, 2025, the Company had $42,152 of federal and $6,967 of state net operating loss carry-forwards available to offset future taxable income, some of which, if not utilized, will begin to expire in 2034 for federal and 2036 for state purposes.

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

As of December 31, 2025, the Company recorded a valuation allowance of $60,240 for the portion of the deferred tax assets that we do not expect to be realized. Due to the Company's history of losses in the U.S., the net cumulative deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1,180 in the year ended December 31, 2025.

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

We file income tax returns in the U.S. and various state jurisdictions. The Company's returns for 2014 and subsequent tax years remain subject to examination and all net operating losses generated to date are subject to adjustment for U.S. federal and state income tax purposes.

Note 12. Net Loss per Share

Basic and diluted net loss per share of common stockholders is presented in conformity with the two-class method required for participating securities. Under the two-class method, net loss is allocated to each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires net income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025		2024
	Redeemable Common Stock	Common Stock	Redeemable Common Stock	Common Stock
Numerator:
Allocation of net loss attributable to common stockholders	$(1,299)	$(41,771)	$(270)	$(17,192)
Accretion on redeemable common stock	84	(84)	25	(25)
Allocated net loss attributable to common stockholders, basic and diluted	$(1,215)	$(41,855)	$(245)	$(17,217)
Denominator:
Weighted average common shares outstanding, basic	562,500	18,093,925	172,131	10,951,270
Net loss per share attributable to common stockholders, basic and diluted	$(2.16)	$(2.31)	$(1.42)	$(1.57)

The following table summarizes the common stock equivalents of potentially dilutive outstanding securities excluded from the computation of diluted net loss per share due to their anti-dilutive effect:

	December 31,
	2025	2024
Stock options	237,221	427,555
RSUs	2,193,755	1,451,643
RSAs	—	326,153
PSUs	375,000	56,391
ESPP shares committed	34,787	26,917
Common stock warrants	1,664,475	11,099,708
Preferred stock	2,872,668	2,872,668
Total	7,377,906	16,261,035

The Company’s 200,536 unvested earnout shares were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of December 31, 2025.

Note 13. Segments

The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker ("CODM") is its Chief Executive Officer. All significant operating decisions are based upon analysis of the Company as one operating segment, which is the same as its reporting segment to allocate resources, make operating decisions, and evaluate financial performance.

The CODM considers consolidated net loss to be the financial measure of segment profit and loss for monitoring budget versus actual results, perform variance analysis, and forecast future performance.

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

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows:

	Year Ended December 31,
	2025	2024
United States	$86,521	$62,933
United Kingdom	5,912	5,183
Other	13,275	9,940
Total revenues	$105,708	$78,056

Other than the United States, no individual country exceeded 10% of total revenues for either of the years ended December 31, 2025 and December 31, 2024.

The Company’s long-lived assets are composed of property and equipment and right of use assets, net, and are summarized by geographic area as follows:

	December 31,
	2025	2024
United States	$207	$167
International	157	73
Total long-lived assets, net	$364	$240

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses in our internal control over financial reporting described below.
Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025 because of the material weaknesses described below.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on management’s assessment regarding internal control over financial reporting due to an exemption established by the SEC for non-accelerated filers.
Remediation of a Previously Reported Material Weakness in Internal Control Over Financial Reporting
As previously reported in our Form 10-Q for the period ending September 30, 2025, we identified material weaknesses in our internal control over financial reporting. One of the material weaknesses previously identified included the following:

•We did not design and maintain effective controls related to the review of the statement of cash flows.

In response to this identified material weakness, our management, with the oversight of the Audit Committee of our board of directors, has been actively engaged in remediating the above material weakness. During the year ended December 31, 2025, we implemented remediation measures designed to remediate this material weakness, including the following:

•Implementation of a detailed checklist of procedures to be performed by the reviewer of the cash flow statement.

Management has concluded that the remediation measures described above related to the review of the cash flow statement have been designed, implemented, and operated effectively for a sufficient period of time for management to conclude, based on the results of our testing over the design and operating effectiveness of these controls, that the previously identified material weakness has been remediated as of December 31, 2025.

Remediation Plan

We have been in the process of executing our plan to remediate the material weaknesses. The remediation measures are ongoing, and although not all inclusive, remediation measures include hiring additional accounting and financial reporting personnel and implementing additional policies, procedures and controls, all of which have and will continue to result in future costs for the Company.

During the quarter ended December 31, 2025, we took actions to design and implement the controls we believe are necessary to remediate the material weaknesses related to debt and equity arrangements, including convertible preferred stock, warrant arrangements, and stock-based compensation modifications. We also enhanced the design of our internal controls over the accuracy and existence of inventory, which included enhancements to the design of our year-end inventory observation control.

During the quarter ended December 31, 2025, we enhanced the design of IT general controls for information systems that are relevant to the preparation of our consolidated financial statements, and we believe we have designed and implemented the internal controls necessary to remediate the related material weakness. We designed and implemented a segregation of duties control whereby we identify, evaluate, and address key segregation of duties conflicts.

The material weaknesses will not be considered remediated until our remediation plan has been completed, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. As we continue to make progress towards remediation of these material weaknesses, we may determine the need to make further enhancements to the design of these controls.

Notwithstanding the above, our management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting
As described in the "Remediation Plan" section above, there have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)    Insider Trading Arrangements and Policies.

During the three months ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3)Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1†	Merger Agreement, dated as of February 15, 2021, by and among the Registrant, Project Olympus Merger Sub, Inc. and Owlet Baby Care Inc.	8-K	001-39516	2.1	2/16/2021
3.1	Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	10-K	001-39516	3.1	3/8/2024
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	8-K	001-39516	3.1	7/7/2023
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Owlet, Inc.	8-K	001-39516	3.1	10/14/2025
3.4	Certificate of Designation of Series A Convertible Preferred Stock of Owlet, Inc.	8-K	001-39516	3.1	2/21/2023
3.5	Certificate of Designation of Series B Convertible Preferred Stock of Owlet, Inc.	8-K	001-39516	3.1	3/4/2024
3.6	Amended and Restated Bylaws of Owlet, Inc.	8-K	001-39516	3.1	11/12/2024
4.1	Warrant Agreement, dated September 14, 2020, between Sandbridge Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39516	4.1	9/18/2020
4.2	Specimen Warrant Certificate.	S-1	333-24832	4.4	9/1/2020
4.3	Form of Warrant to Purchase Shares of Class A Common Stock.	8-K	001-39516	4.1	2/21/2023
4.6	Representative’s Purchase Warrant, dated as of September 13, 2024	8-K	001-39516	4.1	9/13/2024
4.7*	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.
10.1+	Owlet, Inc. 2021 Incentive Award Plan, as amended.	S-8	333-281623	99.1	8/16/2024
10.1(a)+	Amendment No. 2 to the Owlet, Inc. 2021 Incentive Award Plan, as amended.	DEF 14A	001-39516	Appendix A	9/10/2025
10.1(b)+	Form of Owlet, Inc. 2021 Incentive Award Plan Stock Option Grant Notice.	S-8	333-259663	99.1(a)	9/20/2021
10.1(c)+	Form of Owlet, Inc. 2021 Incentive Award Plan Restricted Stock Unit Award Grant Notice.	S-8	333-259663	99.1(b)	9/20/2021
10.1(d)+	Form of Owlet, Inc. 2021 Incentive Award Plan Restricted Stock Award Grant Notice.	8-K	001-39516	10.6	11/14/2024
10.2+	Owlet, Inc. 2021 Employee Stock Purchase Plan.	8-K	001-39516	10.6	7/21/2021
10.3+	Owlet Baby Care Inc. 2014 Equity Incentive Plan.	8-K	001-39516	10.7	7/21/2021
10.3(a)+	Form of Owlet Baby Care Inc. Stock Option Grant Notice under the 2014 Equity Incentive Plan.	8-K	001-39516	10.7(a)	7/21/2021
10.3(b)+	Form of Restricted Stock Grant Agreement Award Notice under the 2014 Equity Incentive Plan.	S-4	333-254888	10.7(b)	3/31/2021
10.3(c)+	Form of Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Plan.	S-4	333-254888	10.7(c)	3/31/2021
10.4+	Form of Indemnification Agreement.	S-4	333-254888	10.16	5/28/2021

10.5+	Amended and Restated Offer of Employment Letter, dated as of March 29, 2021, by and between Owlet, Inc. and Kurt Workman.	S-4	333-254888	10.9	3/31/2021
10.7††	Amended and Restated Registration Rights Agreement, by and among Owlet, Inc. and the holders party thereto.	8-K	001-39516	10.2	7/21/2021
10.9	Sponsor Letter Agreement, dated as of February 15, 2021, by and among Sandbridge Acquisition Holdings, LLC, certain initial stockholders of Sandbridge and Owlet, Inc.	8-K	001-39516	10.2	2/16/2021
10.10	Amended and Restated Stockholders Agreement, dated February 17, 2023, by and among Owlet, Inc., Eclipse Ventures Fund, L.P., Eclipse Continuity Fund I, L.P. and Eclipse Early Growth Fund I, L.P.	8-K	001-39516	10.3	2/21/2023
10.11	Investment Agreement, dated February 17, 2023, by and among Owlet, Inc. and the investors listed on Schedule I thereto (Institutional Accounts).	8-K	001-39516	10.1	2/21/2023
10.12	Investment Agreement, dated February 17, 2023, by and among Owlet, Inc. and the investors listed on Schedule I thereto (Excluded Investors).	8-K	001-39516	10.2	2/21/2023
10.13+	Owlet, Inc. Executive Change in Control Severance Plan	10-Q	001-39516	10.5	8/14/2023
10.14+	Owlet, Inc. Amended and Restated Non-Employee Director Compensation Program.	8-K	001-39516	10.1	10/6/2025
10.15+	Amended and Restated Offer Letter, dated September 30, 2025, between Owlet, Inc. and Jonathan Harris.	8-K	001-39516	10.2	10/6/2025
10.16	Investment Agreement, dated February 25, 2024, by and among Owlet, Inc. and the investors listed on Schedule I thereto (Series B Convertible Preferred Stock)	8-K	001-39516	10.1	2/26/2024
10.17††	Credit and Security Agreement, by and among Owlet, Inc., Owlet Baby Care, Inc., the financial institutions party thereto from time to time as lenders, and ABL OPCO LLC, in its capacity as administrative agent for the Lenders, dated as of September 11, 2024.	8-K	001-39516	10.1	9/11/2024
10.17(a)	First Amendment to the Credit and Security Agreement, dated June 11, 2025, by and among Owlet, Inc., Owlet Baby Care, Inc., the financial institutions party thereto from time to time as lenders, and ABL OPCO LLC, in its capacity as administrative agent for the Lenders.	8-K	001-39516	10.1	6/16/2025
10.18	Letter Agreement, by and among ABL OPCO LLC, Owlet, Inc. and Owlet Baby Care, Inc., dated as of September 11, 2024	8-K	001-39516	10.2	9/11/2024
10.19††	Loan and Security Agreement, by and among Owlet, Inc., Owlet Baby Care Inc., WTI Fund X, Inc., dated as of September 11, 2024	8-K	001-39516	10.3	9/11/2024
10.20	Stock Issuance Agreement, by and among Owlet, Inc., WTI Fund X, LLC and WTI Fund XI, LLC, dated as of September 11, 2024	8-K	001-39516	10.4	9/11/2024
10.21+	Promotion Letter between Owlet, Inc. and Amanda Twede Crawford	10-Q	001-39516	10.7	11/14/2024
10.23††	Exchange Agreement, dated as of August 7, 2025, by and among Owlet, Inc. and the holders thereto.	8-K/A	001-39516	10.1	8/13/2025
19.1	Insider Trading Compliance Policy.	10-K	001-39516	19.1	3/11/2025
21.1	List of Subsidiaries of Owlet, Inc.	10-K	001-39516	21.1	3/11/2025
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-39516	97.1	3/8/2024
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Owlet, Inc.

Date: March 9, 2026	By:	/s/ Jonathan Harris
Jonathan Harris
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonathan Harris	President and Chief Executive Officer	March 9, 2026
Jonathan Harris	(Principal Executive Officer)

/s/ Kurt Workman	Executive Chairman of the Board of Directors	March 9, 2026
Kurt Workman

/s/ Amanda Crawford	Chief Financial Officer	March 9, 2026
Amanda Crawford	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lior Susan	Director	March 9, 2026
Lior Susan

/s/ Zane M. Burke	Director	March 9, 2026
Zane M. Burke

/s/ Laura J. Durr	Director	March 9, 2026
Laura J. Durr

/s/ Melissa A. Gonzales	Director	March 9, 2026
Melissa A. Gonzales

/s/ John C. Kim	Director	March 9, 2026
John C. Kim

/s/ Amy N. McCullough	Director	March 9, 2026
Amy N. McCullough

/s/ Marc F. Stoll	Director	March 9, 2026
Marc F. Stoll