Form 10-K/A
period 2025-12-31
Owlet, Inc.
filed 2026-04-30
CIK 1816708

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

On March 9, 2026, Owlet, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year.

We no longer expect that the definitive proxy statement for our 2026 annual meeting of stockholders will be filed within 120 days of December 31, 2025. Accordingly, this Amendment No. 1 to Form 10-K (“Amendment”) is being filed solely to:

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The names of each member of the board of directors, and his or her age, position at Owlet, length of board service and director class as of April 24, 2026, are provided in the table below.

Name	Age	Position at Owlet	Director Since	Class
Zane M. Burke	60	Director	2021	I
Laura J. Durr	65	Director	2021	III
Melissa A. Gonzales	60	Director	2023	I
John C. Kim	55	Director	2021	I
Amy N. McCullough	46	Director	2018	III
Marc F. Stoll	55	Director	2023	II
Lior Susan	42	Chairman of the Board	2015	III
Kurt Workman	36	Director, President & Chief Executive Officer	2021	II

Zane M. Burke served on the board of directors of Owlet Baby Care Inc. ("Old Owlet") from March 2021 to July 2021 and has been a member of our Board since July 2021. From September 2021 through December 2024, Mr. Burke served as the Chief Executive Officer of Quantum Health, Inc., a healthcare benefits technology company. Prior to joining Quantum Health, Mr. Burke was the Chief Executive Officer of Livongo Health, now an affiliate of Teladoc Health, Inc., a telehealth company, from February 2019 to November 2020. Prior to his role with Livongo Health, Mr. Burke spent more than two decades at Cerner Corporation (acquired by Oracle Corporation in June 2022), ultimately serving as its President from September 2013 to November 2018. Mr. Burke is a member of the boards Cotiviti, Inc., and Bardavon Health Innovations. He also previously served on the board of directors of Quantum Health, Inc. from September 2021 to December 2024, and Livongo Health from April 2019 to November 2020. Mr. Burke is also a board member of several nonprofit organizations, including the College of Healthcare Information Management Executives and University Health (Kansas City). He is a certified public accountant (inactive). Mr. Burke earned his Bachelor of Science in Accounting and Master of Accounting from Kansas State University. We believe Mr. Burke is qualified to serve as a member of our Board due to his background in overseeing public healthcare companies and his significant experience in the healthcare industry.

Laura J. Durr served on the board of directors of Old Owlet from February 2021 to July 2021 and has been a member of our Board since July 2021. Ms. Durr was previously an Executive Vice President and Chief Financial Officer of Polycom, Inc. from May 2014 until its acquisition by Plantronics, Inc. in July 2018. Prior to holding that role, Ms. Durr held various finance leadership roles at Polycom between 2004 and 2014, including Senior Vice President of Worldwide Finance, Chief Accounting Officer and Worldwide Controller. Prior to her tenure with Polycom, Ms. Durr held executive positions in finance and administration at Lucent Technologies, Inc. and International Network Services Inc. and also worked for six years at Price Waterhouse LLP. Ms. Durr has served as a director of Xperi Inc. and Netgear, Inc., since September 2022 and January 2020, respectively, and currently serves as the chairperson of the Audit Committee of both Xperi, Inc. and Netgear, Inc.. She previously served as a director of TiVo Corporation from April 2019 until its merger with Xperi Holding Corporation in June 2020, and served as a director of Xperi Holding Corporation from June 2020 until its spin-off of its former subsidiary, Xperi Inc. in October 2022. Ms. Durr was a certified public accountant and holds a Bachelor of Science in Accounting from San Jose State University. We believe Ms. Durr is qualified to serve as a member of our Board because she can provide valuable operational and strategic experience and insight, given her background in finance and strategy for leading Silicon Valley technology companies.

Melissa A. Gonzales has been a member of our Board since July 2023. Ms. Gonzales served as the President, Women’s health, at Myriad Genetics, Inc. (Nasdaq: MYGN), a genetic testing and precision medicine company, from May 2021 through November 2025. Prior to joining Myriad, Ms. Gonzales held several senior leadership and executive positions with Medela LLC and affiliated entities starting in 2008, including most recently as Executive Vice President, Americas, from January 2019 to May 2021, as Executive Vice President, North America from August 2018 to December 2018, and as Executive Vice President, Global Business Unit Human Milk from January 2018 to August 2018. Earlier in her career, she led commercial teams at Align Technology and Smith & Nephew. Ms. Gonzales has also served as Board Chair, March of Dimes, Chicago, since January 2021. Ms. Gonzales holds a Bachelor of Science in Nursing from the University of Illinois Chicago, and a Master of Business Administration from the Keller Graduate School of Management of DeVry University. We believe Ms. Gonzales is qualified to serve as a member of our Board due to her significant experience in the healthcare industry.

John C. Kim served on the board of directors of Old Owlet from April 2021 to July 2021 and has served on the Board since July 2021. Mr. Kim served as Executive Vice President, Chief Product Officer of PayPal Holdings, Inc., a payment technology company, from September 2022 through April 2025. Mr. Kim joined PayPal Holdings, Inc. from Expedia Group, Inc., a travel services company, where he served as President, Marketplace from June 2021 to September 2022, as President of Platform & Marketplaces from December 2019 to June 2021, and as Chief Product Officer of Expedia Brands from July 2011 to March 2016. He also served as President of Vrbo/Homeaway, an Expedia Group subsidiary, from July 2016 to December 2019. Mr. Kim serves as a Senior Advisor to Permira, the global private equity firm since August 2023. Mr. Kim has more than two decades of experience in online search, recommendations, analytics and marketing at tier-one, venture-backed startups, medium-sized companies and globally known brands, having served in senior positions earlier in his career with Yahoo!, Inc., Pelago, Inc. (acquired by Groupon, Inc. in April 2011) and Medio Systems Inc. (Acquired by Nokia/Microsoft in 2014), and he is an investor in over 100+ startups. He graduated from the University of California–Santa Barbara and received his Master of Business Administration from the University of Chicago Booth School of Business. We believe Mr. Kim is qualified to serve as a member of our Board due to his significant analytics and marketing experience and broad leadership experience.

Amy N. McCullough served on the board of directors of Old Owlet from April 2018 to July 2021 and has served on the Board since July 2021. Ms. McCullough is the President and Managing Director of Trilogy Equity Partners, LLC (“Trilogy”), an early-stage venture capital firm. Ms. McCullough has been a member of the investment team at Trilogy for the last 18 years and has served in her current role for the last nine years. She leads the investment team and is a member of Trilogy’s board of managers, which sets the strategic direction of the fund. Also, Ms. McCullough currently serves on the board of directors of several privately held companies, including Boundless Immigration, Inc. and Guide Care Inc. (doing business as Alongside). She is also a board observer at Tacita Inc. (doing business as Bright Canary) and Maximal Learning. Prior to her tenure at Trilogy Equity Partners, Ms. McCullough spent four years as an equity research analyst for JPMorgan Chase and was a member of the team that covered the small and mid-cap applied technologies sector for the firm. Ms. McCullough began her career on the treasury operations team within the portfolio management group at Microsoft Corporation and has experience working in both corporate treasury and financial analysis roles. She is a member of the Board of Trustees of Epiphany School, an independent elementary school in Seattle. Ms. McCullough received her Bachelor of Arts in Business Administration with a focus in Finance from the University of Washington. We believe Ms. McCullough is qualified to serve as a member of our Board due to her significant financial services and investing experience with technology companies and her broad leadership experience.

Marc F. Stoll has been a member of the Board since August 2023. Mr. Stoll has been Chief Financial Officer of Reliable Robotics Corporation, an aviation automation technology company, since May 2025. Mr. Stoll previously served as an Investment Partner at Eclipse, a venture capital firm, from February 2023 through April 2025. From April 2019 through January 2023, Mr. Stoll served as President and Chief Operating Officer of Nextiva, a private telephone and technology service company, and from September 2014 through March 2015 served as Chief Financial Officer of Anaplan, a private business planning software company. Mr. Stoll joined Anaplan from Apple Inc., a multinational technology company (NASDAQ: AAPL), where he served as Vice President of Worldwide Sales Finance from August 2008 through July 2013. Earlier in his career, he served as Senior Vice President and Corporate Controller of CA, Inc. and as Head of Technology Equity Research at Julius Baer Investment Management. Mr. Stoll has also served on the board of directors of a number of public and private companies. Mr. Stoll holds a Masters of Business Administration from the University of Chicago, Booth School of Business, and a Bachelor of Science in Electrical Engineering from Michigan Technological University. We believe Mr. Stoll is qualified to serve as a member of our Board due to his significant operational and marketing experience and broad leadership experience.

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

Kurt Workman has served as our President and Chief Executive Officer since April 2026 and previously served as our Chief Executive Officer from January 2021 until October 2025. He has been a member of the Board since July 2021, Mr. Workman also served as our Executive Chairman of the Board from October 2025 to April 2026 and as our as President from September 2022 until July 2023. Mr. Workman co-founded and served as the Chief Executive Officer of Old Owlet from the company’s founding in 2012 until December 2019. During his tenure as chief executive officer of Old Owlet, Mr. Workman led the company’s growth from its inception and was instrumental in overseeing the research and development of several of the company’s key product offerings. He also served as a member of Old Owlet’s board of directors from when he co-founded the Company in 2012 to July 2021. Mr. Workman also studied chemical engineering at Brigham Young University. We believe Mr. Workman’s intimate knowledge of Owlet and his proven success building and overseeing Owlet’s growth and development make him qualified to serve as a member of the Board.

Executive Officers
The names of our executive officers, their ages as of April 24, 2026 and their positions are shown below.

Executive Officer	Age	Position At Owlet

Kurt Workman	36	President and Chief Executive Officer; Director

Amanda Crawford	39	Chief Financial Officer

Mr. Workman’s biography is provided under “Directors” above.

Amanda Crawford has served as our Chief Financial Officer since July 2024, and previously served as our Vice President, Financial Planning and Analysis from March 2022 to July 2024. Prior to joining the Company, Ms. Crawford served in various positions at Swire Coca-Cola, USA, a beverage bottling company (“Swire”). From February 2020 to March 2022, Ms. Crawford served as the Vice President of Finance at Swire and, from July 2014 to February 2020 she served as Swire's Vice President, Corporate Controller. During her tenure at Swire, Ms. Crawford had responsibility for financial accounting and reporting, financial statement audit, budget and financial forecasting processes, accounting operations, financial analysis, mergers & acquisitions buy-side due diligence, risk management, and corporate insurance. Earlier in her career, Ms. Crawford was an Audit Associate with PricewaterhouseCoopers. Ms. Crawford is a Certified Public Accountant and holds a B.S. in Accounting and a Master of Accounting degree from the University of Utah’s David Eccles School of Business.

Family Relationships

There are no family relationships among our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than ten percent of our Common Stock to file with the SEC reports of their ownership and changes in their ownership of our Common Stock. To our knowledge, based solely on (i) review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2025 filed with the SEC and (ii) written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than ten percent of our Common Stock were filed on a timely basis during the year ended December 31, 2025, other than (i) late Form 4 filings for Mr. Harris, Ms. Crawford and Mr. Workman, four, six and four for each person, respectively, and in each case relating to sell-to-cover transactions for vesting of awards, and one for each person relating to a grant of an award; and one late Form 4 for each of Messrs. Burke, Kim, Stoll and Workman and Mmes. Durr and Gonzales, relating in each case to a single grant of restricted stock units pursuant to our non-employee director compensation program in October 2025. The reports were filed promptly upon discovery that a report covering the award was not filed on time.
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

Audit and Risk Committee

Our newly reconstituted Audit and Risk Committee consists of Ms. Durr (Chairperson), Mr. Kim and Mr. Stoll. All members of our Audit Committee meet the requirements for financial literacy under the applicable NYSE rules and regulations. Our Board of Directors has affirmatively determined that each member of our Audit and Risk Committee qualifies as “independent” under NYSE’s additional standards applicable to audit committee members and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, our Board of Directors has determined that each of Ms. Durr and Mr. Stoll qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of SEC Regulation S-K.

Insider Trading Compliance Policy

The Board has adopted an Insider Trading Compliance Policy, which governs the purchase, sale and other dispositions of our securities and applies to all of our directors, officers and employees. We believe our Insider Trading Compliance Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to the Company.

A copy of our Insider Trading Compliance Policy was filed as Exhibit 19.1 to our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 11, 2025.

Item 11. Executive Compensation.
Overview

This section discusses the material components of the executive compensation program for our 2025 named executive officers. Our named executive officers for 2025 are:

•Kurt Workman, our President and Chief Executive Officer;
•Jonathan Harris, our former President and Chief Executive Officer; and
•Amanda Crawford, our Chief Financial Officer.

As a "small reporting company" as defined in Item 10(f)(1) of Regulation S-K, we have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies. These requirements include, among other things, providing a Summary Compensation Table covering only our last two completed fiscal years and excluding the Compensation Discussion and Analysis (CD&A) and certain other tabular and narrative disclosures.

2025 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Kurt Workman	2025	300,000	229,922	—	—	269,483 (4)	799,405
Co-Founder and Chief Executive Officer	2024	375,000	—	384,923	225,000	2,150	987,073
Jonathan Harris (5)	2025	419,231	—	3,498,403	310,625	—	4,228,259
Former President and Chief Executive Officer	2024	375,000	—	880,790	187,500	—	1,443,290
Amanda Crawford	2025	340,962	—	1,901,721	157,531 (6)	15,242	2,415,456
Chief Financial Officer	2024	274,923	—	306,540	105,000	2,150	688,613

(1)
Effective October 1, 2025, Mr. Workman transitioned from Chief Executive Officer to Executive Chairman of the Board. In recognition of his efforts as Chief Executive Officer from January 1, 2025 through the transition date and in light of his loss of eligibility to earn incentive pay under the Company-wide performance-based bonus program, Mr. Workman was awarded a one-time cash bonus designed to provide him with the pro-rated portion of the bonus he would have earned for fiscal 2025 under the Company-wide performance-based bonus program (based on the Company's performance for the first three quarters of 2025) had he been eligible to receive an award under this program.

(2)
Amounts shown represent the aggregate grant date fair value for financial statement reporting purposes of restricted stock units (“RSUs”) awards and performance-based restricted stock units (“PRSUs”) as computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 ("FASB ASC Topic 718"). See Note 10 (Share-Based Compensation) to the Company’s consolidated financial statements included in the Form 10-K for the assumptions used in determining these values.

Our named executive officers, other than Mr. Workman, received time-based RSUs, the grant date fair value of which was based on the fair value of our Class A common stock on the date of grant. In addition, our named executive officers, other than Mr. Workman, also received PRSUs which are eligible to be earned, if at all, based on achievement of cumulative net revenue goals depending on the Company's performance during the period from January 1, 2025 to December 31, 2028, and the fair value of these awards was based on the grant date fair market value of our Class A common stock. The shares are eligible to be earned on a quarterly basis during the performance period depending on the results of the cumulative net revenue.

The grant date fair value of $2,990,000 and $1,495,000 for the PRSUs awarded to Mr. Harris and Ms. Crawford, respectively, is based on the probable outcome (which reflects full 100% vesting of the awards). Accordingly, the probable outcome of the performance conditions as of the grant date, are the same as the maximum level of performance under the performance conditions as of the grant date.

(3)
For 2025, amounts represent, for Mr. Workman, $1,654 in Company-paid contributions to a healthcare savings account and for Ms. Crawford, $2,150 in Company-paid contribution to a healthcare savings account and $13,092.30 in Company-matching 401K contributions.

(4)
Effective October 1, 2025, Mr. Workman transitioned into a non-employee director role, Executive Chairman of the Board. For the remainder of 2025, he received a pro-rated portion of the Executive Chair retainer fee of $200,000 and an annual equity award pursuant to our non-employee director compensation program. The following table sets forth the aggregate dollar amount of all fees paid to Mr. Workman during 2025 for his services as a non-employee director:

Name Fees Earned or Paid in Cash ($) Stock Awards ($) Total ($)
Kurt Workman 50,000 200,999(a) 250,999(a)
(a)
Due to Mr. Workman's transition from Executive Chairman to President and Chief Executive Officer on April 6, 2026, his stock award granted in connection with his service as Executive Chairman has been forfeited.

(5)	Mr. Harris ceased serving as our President and Chief Executive Officer on April 6, 2026.

(6)	Ms. Crawford elected to receive her entire 2025 annual incentive cash bonus in the form of fully vested shares of our Class A common stock.

Narrative to the Summary Compensation Table
2025 Annual Base Salary
We pay our executives a base salary to compensate them for services rendered to the Company. Base salary provides a fixed component of compensation reflecting each executive’s experience, role, responsibilities, and market conditions.

During 2025, the annual base salaries of Messrs. Workman and Harris were each initially established at $375,000; Upon his promotion to Chief Executive Officer, Mr. Harris's annual base salary was increased to $500,000. Effective June 30, 2025, Ms. Crawford's annual base salary was increased from $345,000 to $355,000 in order to remain competitive and retain talent. The amounts reported in the “Salary” column of the Summary Compensation Table reflect actual base salary amounts paid during 2025, including pro-rated adjustments where applicable.

Our Board of Directors and Compensation Committee may adjust base salaries from time to time in their discretion based on individual performance, Company performance, and other relevant factors.

2025 Annual Bonus

For 2025, all named executive officers were eligible to participate in the Company-wide performance-based bonus program, with bonus payouts determined based on the achievement of a pre-established EBITDA target. While the Compensation Committee recognized that during 2025 management drove meaningful financial results for the Company, including record revenue, gross margin and adjusted EBITDA results, management did not obtain the targeted level of EBITDA performance for December 31, 2025, resulting in the Committee approving 88.8% of target payouts for all participants, including our named executive officers (other than Mr. Workman who was ineligible to receive a payout under the program following his transition to the role of Executive Chairman of the Board). Bonus awards were calculated formulaically, without discretionary adjustments, and were paid in 2026. The amounts earned by each of our named executive officers are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Ms. Crawford, with approval by the Compensation Committee, elected to receive her fiscal 2025 bonus in the form of fully vested shares of our Class A common stock.

Our Board and Compensation Committee retain discretion to adjust target bonus opportunities in future years as appropriate.

One-Time Bonus for Kurt Workman

Effective October 1, 2025, Mr. Workman transitioned from Chief Executive Officer to Executive Chairman of the Board. In recognition of his efforts as Chief Executive Officer from January 1, 2025 through the transition date and in light of his loss of eligibility to earn incentive pay under the Company-wide performance-based bonus program described above, Mr. Workman was awarded a one-time cash bonus of $229,922. The amount awarded by the Compensation Committee was designed to provide Mr. Workman with the pro-rated portion of the bonus he would have earned for fiscal 2025 under the Company-wide performance-based bonus program (based on the Company's performance for the first three quarters of 2025) had he been eligible to receive an award under such program.

2025 Equity Compensation

We grant equity awards to our employees, including our executive officers, to attract and retain talent, motivate performance, and align employee interests with those of our shareholders. Our equity program for our named executive officers includes time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PRSUs”), as described below. Each RSU represents the right to receive one share of our Class A common stock upon vesting, subject to continued service.

Time-Based RSUs

In September 2025, we granted annual RSU awards to employees, including our named executive officers, as part of our regular equity compensation program. Mr. Harris was granted 60,024 RSUs which were set to vest at 100% on December 15, 2026, subject to service conditions. Ms. Crawford was granted 48,019 RSUs which vest 100% on December 8, 2026, subject to service conditions. Mr. Workman did not receive an annual equity award for fiscal 2025 as a named executive officer. All of Mr. Harris's outstanding equity awards vested within thirty (30) days of his departure from the Company on April 6, 2026.

Performance-Based RSUs (PRSUs)

In November 2025, we granted PRSUs to Mr. Harris and Ms. Crawford. The PRSUs provided Mr. Harris and Ms. Crawford the opportunity to earn up to 250,000 and 125,000 shares of our Class A common stock, respectively, based on achievement of cumulative net revenue goals depending on the Company's performance during the period from January 1, 2025 to December 31, 2028. Subject to service conditions, the shares underlying the PRSUs are eligible to be earned in six equal tranches on a quarterly basis during the performance period based on the Compensation Committee's assessment following the end of each quarter to determine whether the goal corresponding to any unvested tranche established under the PRSUs has been achieved. Cumulative net revenue is defined as our GAAP net revenue under the PRSUs

Other Elements of Compensation
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
Perquisites and Other Personal Benefits
We determine perquisites on a case-by-case basis and will provide a perquisite to a named executive officer when we believe it is necessary to attract or retain the named executive officer, and such determinations may be made in consultation with the Board, Compensation Committee, Company management, an independent compensation consultant or other independent consultants or advisors. None of our named executive officers received any perquisites during 2025.

Equity Grant Practices
Although we do not have a formal policy with respect to the timing of our equity award grants, the Compensation Committee has customarily granted such awards on a predetermined annual schedule.

The grant dates of these equity awards are generally selected so as not to be within a short period of time, as described in the SEC’s Staff Accounting Bulletin 120 (“SAB 120”), prior to the release of material nonpublic information (“MNPI”) such as on Forms 8-K, 10-Q, or 10-K. Grants of equity awards may occur at other times during the year due to business needs, such as for newly hired employees or officers or newly appointed directors. The Board and Compensation Committee do not anticipate the timing of disclosure of MNPI when determining the timing and terms of such awards, and we do not time the release of MNPI for the purpose of affecting the value of executive compensation.

During fiscal year 2025, we did not grant stock options, stock appreciation rights, or similar option-like instruments to our named executive officers in the period beginning four business days prior to the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses MNPI and ending one business day thereafter.

Outstanding Equity Awards at 2025 Fiscal Year-End
The following table summarizes the outstanding equity awards held by our named executive officers as of December 31, 2025. The number of shares and exercise prices of the equity awards have been adjusted to reflect the 1 for 14 reverse stock split we completed on July 7, 2023.

	Option Awards				Stock Awards
Name	Vesting Start Date	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Kurt	10/16/2025	10/16/2025			25,329(2)	410,077
Workman

Jonathan	1/01/2025	11/20/2025					250,000(3)	4,047,500
Harris	9/30/2025	9/30/2025			60,024(4)	971,789
	9/25/2024	9/25/2024			88,692(5)	1,435,923
	1/15/2024	1/17/2024			31,037(6)	502,489
	8/15/2023	7/25/2023			34,325(7)	555,722

Amanda	1/1/2025	11/20/2025					125,000(8)	2,023,750
Crawford	9/30/2025	9/30/2025			48,019(9)	777,428
	9/25/2024	9/25/2024			66,519(10)	1,076,943
	4/15/2022	4/15/2022			985(11)	15,947

(1)	Amounts are calculated by multiplying the number of RSUs or PRSUs in the table by $16.19, which was the per share closing price of our Common Stock on December 31, 2025.

(2)
The RSUs vest as to 100% of the underlying shares on the earlier of the 2026 Annual Meeting or the anniversary of the grant date, subject to Mr. Workman's continued service with the Company as Executive Chairman.

(3)
Represents the unvested portion of the PRSUs consisting of six equal tranches, each of which has its own vesting goal based on achievement of cumulative net revenue over the period beginning on January 1, 2025 and ending on December 31, 2028. The PRSUs are eligible to vest quarterly as to any tranche (or multiple tranches) of the underlying shares when certain attainment metrics are met and certified by the Compensation Committee, subject to Mr. Harris's continued service with the Company. The number of shares and the payout value for the PRSUs reflect payout at maximum since the Company's performance for the first year of the three-year performance period.

(4)	The RSUs vest as to 100% of the underlying shares on December 15, 2026, subject to Mr. Harris's continued service with the Company.

(5)	The RSUs vest as to 100% of the underlying shares on April 8, 2026, subject to Mr. Harris's continued service with the Company.

(6)	The RSUs vest as to 25% of the underlying shares on the first anniversary of the date of grant, and in equal installments on a quarterly basis thereafter through the third anniversary of the date of grant, subject to Mr. Harris's continued service with the Company.

(7)	The RSUs vest as to 25% of the underlying shares on the first anniversary of the date of grant, and in equal installments on a quarterly basis thereafter through the third anniversary of the date of grant, subject to Mr. Harris's continued service with the Company.

(8)
Represents the unvested portion of the PRSUs consisting of six equal tranches, each of which has its own vesting goal based on achievement of cumulative net revenue over the period beginning on January 1, 2025 and ending on December 31, 2028. The PRSUs are eligible to vest quarterly as to any tranche (or multiple tranches) of the underlying shares when certain attainment metrics are met and certified by the Compensation Committee, subject to Ms. Crawford's continued service with the Company. The number of shares and the payout value for the PRSUs reflect payout at maximum since the Company's performance for the first year of the three-year performance period.

(9)	The RSUs vest as to 100% of the underlying shares on December 8, 2026, subject to Ms. Crawford's continued service with the Company.

(10)
The RSUs vested as to 25% of the underlying shares on the first anniversary of the date of grant, and in equal installments on a quarterly basis thereafter through the third anniversary of the date of grant, subject to Ms. Crawford's continued service with the Company.

(11)
The RSUs vested as to 25% of the underlying shares on the first anniversary of the date of grant, and in equal installments on a quarterly basis thereafter through the third anniversary of the date of grant, subject to Ms. Crawford's continued service with the Company.

As previously disclosed, in addition to the compensation disclosed above, in connection with Mr. Workman’s transition from Chief Executive Officer to Executive Chair of the Board, the Compensation Committee accelerated the vesting of all of his outstanding unvested RSUs (95,741 RSUs in the aggregate) as of October 1, 2025.
Executive Compensation Arrangements
We have entered into an offer letter with each named executive officer that sets forth the named executive officer’s base salary, employee benefits eligibility, any signing bonus or one-time bonus opportunity and initial equity award. Any severance benefits included in the offer letters of our named executive officers were superseded by our Executive Change in Control Severance Plan (the “CIC Severance Plan”) described below.

On April 3, 2026, in connection with Mr. Workman’s appointment as President and Chief Executive Officer, we entered into an offer letter with him pursuant to which he (i) will receive an annual base salary of $500,000 and (ii) is eligible to earn an annual cash performance bonus target equal to 70% of his annual base salary, with the actual bonus amount to be determined by the Compensation Committee based on Company and individual performance. Additionally, we agreed to grant Mr. Workman 850,000 RSUs thereunder. He is also a participant under the CIC Severance Plan described below.

Executive Change in Control Severance Plan

In August 2023, our Compensation Committee adopted the CIC Severance Plan, under which each of our named executive officers is eligible to receive compensation and benefits in the event of an involuntary termination of employment by the Company without cause, or a resignation by the executive for good reason, which occurs within 3 months prior to, or 12 months after, the effective date of a change in control of the Company (a “Covered Termination”).

The CIC Severance Plan provides our named executive officers the following payments and benefits upon a Covered Termination, subject to the execution of a general release of claims against the Company and its affiliates: (i) a payment equal to 12 months base salary plus the target bonus for the year the Covered Termination occurred, prorated for the number of days the applicable executive was employed in such year, (ii) continued health coverage for a period of 12 months, or until the executive and the executive's covered dependents become eligible for healthcare coverage under another employer’s plan(s), and (iii) accelerated vesting of all equity awards outstanding and unvested as of the date of the Covered Termination. The payments and benefits provided to our named executive officers under the CIC Severance plan are in lieu of benefits that would be incurred due to a Covered Termination under any other separation plan or agreement, including the employment offer letters, as applicable.

Director Compensation
We maintain a non-employee director compensation program providing compensation for our non-employee directors who are unaffiliated with our institutional investors. The program provides eligible directors an annual cash retainer of $50,000 for serving on the Board, and an additional annual cash retainer of $32,500 for serving as the chairperson of the Audit and Risk Committee. Our directors may elect to receive their fees in cash, in RSUs, or in a combination of cash and RSUs. RSUs received pursuant to this election are granted on the fifth business day following the end of the applicable calendar quarter, and are fully-vested on the date of grant. In addition to the above fees, directors are also reimbursed for their out-of-pocket expenses in attending in-person meetings.
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
The following table sets forth information concerning the compensation of our non-employee directors for the year ended December 31, 2025. During 2025, Mr. Workman served as an executive officer prior to transitioning into a non-employee director role, Executive Chairman of the Board. The non-employee director compensation paid to him in 2025 is reported in the Summary Compensation Table above under the column captioned “All Other Compensation.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Lior Susan	—	—	—
Zane M. Burke	50,000	163,366	213,366
Laura J. Durr	82,500	163,366	245,866
Melissa A. Gonzales	50,000	163,366	213,366
John C. Kim	50,000	163,366	213,366
Amy N. McCullough	—	—	—
Marc F. Stoll	50,000	163,366	213,366

(1)
The amounts shown in this column relate to annual RSU grants made to each non-employee director in 2025 as further described below under the heading “Director Compensation.” These amounts reflect the 2025 annual RSU award, which was granted in October 2025 and are based upon the grant date fair value of awards calculated in accordance with FASB ASC Topic 718. See Note 10 (Share-Based Compensation) to the Company’s consolidated financial statements included in the Form 10-K for the assumptions used in determining these values.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information relating to the beneficial ownership of our Common Stock, Series A Preferred Stock and Series B Preferred Stock as of April 24, 2026 by:

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
The number of shares of our Common Stock beneficially owned by our directors and executive officers includes shares that such persons have the right to acquire within 60 days of April 24, 2026, including through the exercise of stock options and warrants conversion of Series A Preferred Stock as noted in the table footnotes.
Unless otherwise indicated below, the address for each beneficial owner listed is in the care of Owlet, Inc., 2940 West Maple Loop Drive, Suite 203, Lehi, Utah 84043.

	Shares Beneficially Owned
	Title or Class of Securities

	Common Stock(2)		Series A Preferred Stock(2)		Series B Preferred Stock(2)

Name and address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage Beneficially Owned(3)	Number of Shares Beneficially Owned	Percentage Beneficially Owned(4)	Number of Shares Beneficially Owned	Percentage Beneficially Owned(5)	Combined Voting Power(2)

Holders of More Than 5%
Entities affiliated with Eclipse(6)	9,656,635	31.50%	8,080	70.39%	6,000	64.86%	30.59%
Trilogy Equity Partners, LLC(7)	2,022,178	6.94%	1,086	9.46%	2,286	24.71%	6.41%
AWM Investment Company, Inc.(8)	1,748,251	6.09%	—	—	—	—	5.51%
John Stanton and Theresa Gillespie(9)	588,130	2.04%	313	2.73%	714	7.72%	1.97%
The Melton 2020 Irrevocable Trust(10)	459,363	1.60%	600	5.23%	—	—%	1.45%
Litespeed Capital, LLC(11)	306,242	1.06%	1,000	8.71%	—	—%	0.97%
Directors and Named Executive Officers

Zane M. Burke(12)	89,006	*	—	—	—	—	*
Laura J. Durr(12)	81,673	*	—	—	—	—	*
Melissa A. Gonzales(12)	68,909	*	—	—	—	—	*
John C. Kim(13)	294,598	1.02%	200	1.74%	250	2.70%	*
Amy N. McCullough	—	*	—	—	—	—	*
Marc F. Stoll	—	*	—	—	—	—	*
Lior Susan(14)	9,656,635	31.50%	8,080	70.39%	6,000	64.86%	30.59%
Kurt Workman(15)	559,391	1.95%	200	1.74%	—	—	1.77%
Jonathan Harris(12)	205,111	*	—	—	—	—	*
Amanda Crawford(12)	164,781	*	—	—	—	—	*
All Directors and Executive Officers as a Group (Ten Individuals)(16)	11,120,103	36.17%	8,480	73.87%	6,250	67.57%	35.22%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address for each beneficial owner listed is c/o Owlet, Inc., 2940 West Maple Loop Drive, Suite 203, Lehi, Utah 84048.

(2)	Each share of our Common Stock is entitled to one vote, and each share of our Series A Preferred Stock and Series B Preferred Stock is entitled to that number of votes equal to the whole number of shares of our Common Stock into which such holder’s aggregate number of Series A Preferred Stock and/or Series B Preferred Stock, as applicable, are convertible.

The beneficial ownership information shown in the table under “Common Stock” includes the number of shares of our Common Stock held by such holder, as well as shares of our Common Stock such holder could acquire within 60 days of April 24, 2026, including by converting shares of Series A Preferred Stock, Series B Preferred Stock, exercising warrants or options, or upon settlement of restricted stock units. Each share of Series A Preferred Stock is currently convertible into shares of Common Stock at a conversion rate of 145.7726, and each share of Series B Preferred Stock is currently convertible into shares of Common Stock at a conversion rate of 129.6596. The percentage reported under “Combined Voting Power” represents the holder’s voting power with respect to all of our shares of Common Stock, Series A Preferred Stock, and Series B Preferred Stock outstanding as of April 24, 2026, voting as a single class, and, as to each holder, without including any shares of Common Stock that such holder could acquire by exercising warrants or options or upon vesting of restricted stock units, as such securities confer no voting power until the issuance of Common Stock upon their exercise or settlement, as applicable.

(3)	Percentages are based upon the 28,697,594 shares of our Common Stock that were outstanding on April 24, 2026.

(4)	Percentages are based upon the 11,479 shares of our Series A Preferred Stock that were outstanding on April 24, 2026, representing 1,673,320 in voting power entitled to vote.

(5)	Percentages are based upon the 9,250 shares of our Series B Preferred Stock that were outstanding on April 24, 2026, representing 1,199,348 in voting power entitled to vote.

(6)
Based on (A) information stated in the Schedule 13D/A filed with the SEC on October 15, 2025 by Eclipse Ventures GP I, LLC (“Eclipse I GP”), Eclipse Ventures Fund I, L.P. (“Eclipse I”), Eclipse Continuity GP I, LLC (“Eclipse Continuity GP”), Eclipse Continuity Fund I, L.P. (“Eclipse Continuity I”), Eclipse Early Growth GP I, LLC (“Eclipse EG GP I”), Eclipse Early Growth Fund I, L.P. (“Eclipse EGF I”) and Mr. Susan and (B) information known to the Company. Consists of (i) 1,066,472 shares of our Common Stock held by Eclipse Continuity I, (ii) 968,694 shares of our Common Stock held by Eclipse I, (iii) 5,665,669 shares of Common Stock held by Eclipse EGF I and (iv) an aggregate of 1,955,800 shares of our Common Stock issuable upon conversion of shares of our Series A Preferred Stock and/or our Series B Preferred Stock held by Eclipse EGF I. Eclipse Continuity GP is the general partner of Eclipse Continuity I and may be deemed to have voting and dispositive power over the shares held by Eclipse Continuity I. Eclipse I GP is the general partner of Eclipse I and may be deemed to have voting and dispositive power over the shares held by Eclipse I. Eclipse EG GP I is the general partner of Eclipse EGF I and may be deemed to have voting and dispositive power over the shares held by Eclipse EGF I. Mr. Susan, a member of the Issuer's Board, is the sole managing member of each of Eclipse Continuity GP, Eclipse I GP and Eclipse EG GP I and may be deemed to have voting and dispositive power with respect to the shares held by each of Eclipse Continuity I, Eclipse I and Eclipse EGF I.The principal business address of each of the foregoing entities is c/o Eclipse Ventures, 541 High Street, Suite 4, Palo Alto, California 94301.

(7)
Based on information included in the Schedule 13D/A filed with the SEC on October 15, 2025 and on information known to the Company, Trilogy Equity Partners, LLC has sole voting and sole dispositive power over 2,022,178 shares of our Common Stock and consists of (i) 1,567,468 shares of Common Stock, (ii) 158,309 shares of Common Stock issuable upon conversion of Series A Preferred Stock, and (iii) 296,401 shares of Common Stock issuable upon conversion of Series B Preferred Stock. The principal business address of Trilogy Equity Partners, LLC is 155 108th Avenue N.E., Suite 400, Bellevue, Washington 98004.

(8)	Based on information included in the Schedule 13G filed with the SEC on February 13, 2026 by AWM Investment Company, Inc. has sole voting (“AWM”). AWM is the investment adviser to Special Situations Cayman Fund, L.P. (“Cayman”), Special Situations Fund III QP, L.P. (“SSFQP”), Special Situations Private Equity Fund, L.P. (“SSPE”) and Special Situations Life Sciences Fund, L.P. (“SSLS,” and together with Cayman, SSFQP and SSPE, the “Funds”). As an investment adviser to the Funds, AWM holds sole voting power and sole dispositive power over 274,251 shares of Common Stock held by Cayman, 984,000 shares of Common Stock held by SSFQP, 210,000 shares of Common Stock held by SSPE, and 280,000 shares of Common Stock held by SSLS, for an aggregate of 1,748,251 shares of our Common Stock.

(9)
Based on information stated in the Schedule 13G/A filed with the SEC on October 24, 2024 and information known to the Company. John Stanton has sole voting and sole dispositive power over 52,870 shares of our Common Stock (on an as-converted basis), and each of Mr. Stanton and Ms. Gillespie have shared voting power and shared dispositive power over 535,259 shares of our Common Stock (on an as-converted basis). Includes (i) 367,789 shares of Common Stock held by Mr. Stanton and Ms. Gillespie as tenants in common, (ii) 38,147 shares of Common Stock held by Mr. Stanton and Ms. Gillespie as tenants in common through their 89.77% ownership of PN Cellular Inc., an entity that owns 42,494 shares of Common Stock, (iii) 21,996 shares of Common Stock beneficially owned by Mr. Stanton as the sole trustee for the Peter Thomsen Trust #2, (iv) 21,996 shares of Common Stock beneficially owned by Mr. Stanton as the sole trustee for the Samuel Thomsen Trust #2, (v) 1,457 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock beneficially owned by Mr. Stanton as sole trustee for the Peter Thomsen Trust #2, (vi) 2,982 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Stock beneficially owned by Mr. Stanton as sole trustee for the Peter Thomsen Trust #2, (vii) 1,457 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock beneficially owned by Mr. Stanton as sole trustee for the Samuel Thomsen Trust #2, (viii) 2,982 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Stock beneficially owned by Mr. Stanton as sole trustee for the Samuel Thomsen Trust #2, (ix) 42,711 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock beneficially owned by Mr. Stanton and Ms. Gillespie as tenants in common, and (x) 86,612 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Stock beneficially owned by Mr. Stanton and Ms. Gillespie as tenants in common. The principal business address of each of Mr. Stanton and Ms. Gillespie is P.O. Box 465, Medina, Washington 98039.

(10)
Based on information known to the Company. Consists of the following held by The Melton 2020 Irrevocable Trust (“Melton Trust”): (i) 371,900 shares of Common Stock and (ii) 87,463 shares of Common Stock issuable upon conversion of Series A Preferred Stock. The principal business address of Melton Trust is 201 S. Phillips Ave., Suite 200, Sioux Falls, South Dakota 57104.

(11)
Based on information known to the Company. Consists of the following held by Litespeed Master Fund, Ltd. (“Litespeed”): (i) 160,470 shares of Common Stock and 145,772 shares of Common Stock issuable upon conversion of Series A Preferred Stock. The principal business address of Litespeed is 6th Floor, 745 5th Avenue, New York, NY, 10151.

(12)	Holdings comprised of Common Stock.

(13)
Consists of (i) 233,030 shares of Common Stock held directly by Mr. Kim, (ii) 29,154 shares of Common Stock issuable upon the conversion of Series A Preferred Stock, and (iv) 32,414 shares of Common Stock issuable upon the conversion of Series B Preferred Stock.

(14)
Based on information included (A) included in the Schedule 13D/A filed with the SEC on October 15, 2025 by Eclipse Ventures GP I, LLC (“Eclipse I GP”), Eclipse Ventures Fund I, L.P. (“Eclipse I”), Eclipse Continuity GP I, LLC (“Eclipse Continuity GP”), Eclipse Continuity Fund I, L.P. (“Eclipse Continuity I”), Eclipse Early Growth GP I, LLC (“Eclipse EG GP I”), Eclipse Early Growth Fund I, L.P. (“Eclipse EGF I”) and Mr. Susan; (ii) included in the Form 4 filed with the SEC on October 15, 2025 by Mr. Susan; and (iii) information provided to the Company by Mr. Susan. Consists of (i) 1,066,472 shares of Common Stock held by Eclipse Continuity I, (ii) 968,694 shares of Common Stock held by Eclipse I, (iii) 5,665,669 shares of Common Stock held by Eclipse EGF I and (iv) an aggregate of 1,955,800 shares of Common Stock issuable upon conversion of shares of our Series A Preferred Stock and/or our Series B Preferred Stock held by Eclipse EGF I. Eclipse Continuity GP is the general partner of Eclipse Continuity I and may be deemed to have voting and dispositive power over the shares held by Eclipse Continuity I. Mr. Susan, who serves as our Chairman of the Board, is the sole managing member of each such general partner and therefore may be deemed to have voting and dispositive power over the shares held by Eclipse I, Eclipse Continuity I and Eclipse EG GP I. Each of Eclipse I GP, Eclipse Continuity GP, Eclipse EG GP I and Mr. Susan disclaim beneficial ownership of the shares held by Eclipse I, Eclipse Continuity I and Eclipse EGF I, respectively, except to the extent of their respective pecuniary interests therein, if any. The principal business address of Mr. Susan and each of the foregoing Eclipse entities is 541 High Street, Suite 4, Palo Alto, California 94301.

(15)
Consists of (i) 379,002 shares of Common Stock held directly by Mr. Workman, (ii) 148,157 shares of Common Stock held directly by his spouse, and (iii) 29,154 shares of Common Stock issuable upon the conversion of Series A Preferred Stock.

(16)
Consists of (i) 9,070,503 shares of Common Stock held, (ii) 1,236,151 shares of Common Stock issuable upon the conversion of Series A Preferred Stock, and (iii) 810,371 shares of Common Stock issuable upon the conversion of Series B Preferred Stock.

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes securities available under our equity compensation plans as of December 31, 2025.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#) (a)(2)	Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights(1) ($) (b)(3)	Number of Securities Remaining Available Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(4)
Equity compensation plans approved by security holders (1)	2,676,113	2.71	520,221
Equity compensation plans not approved by security holders(5)	129,863	—	—
Total	2,805,976	2.71	520,221

(1)	Consists of the 2014 Incentive Plan and the 2021 Incentive Plan.

(2)
Represents (i) 237,221 shares of Common Stock to be issued upon exercise of outstanding options and (ii) 2,193,755 shares subject to outstanding RSUs, and (iii) 375,000 shares subject to outstanding PRSUs.

(3)	Represents the weighted-average exercise price of outstanding options and is calculated without taking into account the shares of Common Stock subject to outstanding RSUs.

(4)
Represents 168,331 shares remaining available for issuance under the 2021 Incentive Plan and 351,890 shares available for issuance under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). As of July 15, 2021, in connection with the Merger, no new awards are made under the 2014 Incentive Plan. The 2021 Incentive Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 5% of the aggregate number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Common Stock as is determined by the our Board (but no more than 9,720,372 shares may be issued upon the exercise of incentive stock options). The 2021 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Common Stock as is determined by our Board, provided that no more than 26,083,000 shares of our Common Stock may be issued under the 2021 ESPP.

(5)	Consists of RSUs granted outside of our 2014 Incentive Plan and the 2021 Incentive Plan pursuant to inducement awards granted to an employee .

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures on Transactions with Related Persons

Our Board of Directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception of such conflicts of interest). Our Board of Directors has adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on the NYSE. Under such policy, a related person transaction, and any material amendment or modification to a related person transaction, will be reviewed and approved or ratified by the Audit and Risk Committee or by the disinterested members of the Board of Directors.
In connection with the review and approval or ratification of a related person transaction:

•
Management will disclose to the Audit and Risk Committee or disinterested directors, as applicable, information such as the name of the related person and the basis on which the person is a related person, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction and other material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;

•
Management will advise the Audit and Risk Committee or disinterested directors, as applicable, as to other relevant considerations such as whether the related person transaction conflicts with the terms of our agreements governing our material outstanding indebtedness that limit or restricts our ability to enter into a related person transaction; and

•	Related person transactions will be disclosed in our applicable filings under the Securities Act of 1933, as amended, or the Exchange Act, and related rules, and, to the extent required.
In addition, the related person transaction policy provides that the Audit and Risk Committee or disinterested directors, as applicable, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent,” or “non-employee” director, as applicable, under the rules and regulations of the SEC and NYSE.
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

•
Any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than five percent (5%) of its voting stock.

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

The Certificate of Designation for the Series B Preferred Stock includes provisions that prevent Eclipse from converting its Series B Preferred Shares to the extent such action would result in Eclipse beneficially owning in excess of 48.9% of the Company’s outstanding Common Stock (the “Share Cap”), provided that such Share Cap is subject to removal at Eclipse’s sole discretion upon written notice to the Company, provided that any increase or removal of such Share Cap will not be effective before the sixty-first (61st) day after such written notice. As of the date of this report, Eclipse has not provided written notice to the Company of any change to, or removal of, the Share Cap. The following table sets forth the aggregate number of shares of Series B Preferred Stock and 2024 Private Placement warrants acquired in the 2024 Private Placement by holders of more than 5% of any class of our outstanding voting securities, including entities that became holders of more than 5% of any class of our outstanding voting securities as a result of the 2024 Private Placement, and by certain of our directors and executive officers.

Participants	Shares of Series B Preferred Stock	2024 Private Placement Warrant Shares	Aggregate Purchase Price- 2024 Private Placement

Greater than Five Percent Holders (1)
Entities Affiliated with Eclipse(2)	6,000	1,166,935	$6,000,000
Trilogy Equity Partners, LLC(3)	2,286	444,601	$2,286,000
John Stanton and Theresa Gillespie	668	129,918	$668,000
Samuel Thomsen Trust #2(4)	23	4,473	$23,000
Peter Thomsen Trust #2(4)	23	4,473	$23,000
Directors and Executive Officers
John Kim	250	48,621	$250,000

(1)	Additional details regarding certain of these stockholders and their equity holdings are provided in this report under the caption “Stock Ownership.”

(2)	Two of our directors, Lior Susan and Marc F. Stoll, are affiliated with Eclipse.

(3)	Our director, Amy N. McCullough, is affiliated with Trilogy Equity Partners, LLC.

(4)	The Samuel Thomsen Trust #2 and the Peter Thomsen Trust #2 are affiliated with Trilogy Equity Partners, LLC.

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
On February 17, 2023, in connection with a private placement of shares of Series A Preferred Stock and warrants to purchase shares of Common Stock (such warrants, the “2023 Private Placement Warrants,” and such private placement, the "2023 Private Placement"), we and Eclipse Ventures Fund I, L.P., Eclipse Continuity Fund I, L.P. and Eclipse Early Growth Fund I, L.P. entered into an Amended and Restated Stockholders Agreement (the “A&R Stockholders Agreement”), which amends and restates the Stockholders Agreement. The A&R Stockholders

Agreement provides that (a) until such time as Eclipse beneficially owns less than 20.0% of the total voting power entitled to elect directors, Eclipse shall be entitled to nominate two individuals (the “Eclipse Directors” and each, an “Eclipse Director”) and (b) from such time that Eclipse beneficially owns less than 20.0% of the total voting power entitled to elect directors and until Eclipse beneficially owns less than 10.0% of the total voting power entitled to elect directors, Eclipse will be entitled to nominate one Eclipse Director. Messrs. Susan and Stoll serve as the Eclipse director nominees.
Exchange Agreement - Private Placement Warrants
On August 7, 2025, the Company entered into an Exchange Agreement with certain holders (the “Holders”) of the Company’s 2023 Private Placement Warrants and 2024 Private Placement Warrants, which included multiple related persons. Pursuant to the Exchange Agreement, the Holders agreed to exchange their 2023 Private Placement Warrants (representing 7,215,737 shares of Common Stock) and 2024 Private Placement Warrants (representing 1,799,021 shares of Common Stock) for an aggregate of 5,426,429 newly issued shares of the Common Stock (the “Exchange Shares”). The Exchange Agreement also provides that the Company will register for resale the Exchange Shares issued in the exchange.

The number of Exchange Shares issued was determined using a Black-Scholes valuation model as of August 1, 2025, which resulted in an exchange ratio of approximately 0.61 shares of Common Stock for each 2023 Private Placement Warrant and 0.56 shares of Common Stock for each 2024 Private Placement Warrant.

The Company consummated the exchange on October 10, 2025. At the time of issuance, the Exchange Shares had an aggregate fair value of approximately $46.9 million. The following related persons participated in the exchange:

Holder	2023 Private Placement Warrants Exchanged	2024 Private Placement Warrants Exchanged	Shares of Common Stock Received

Greater than Five Percent Holders (1)
Entities Affiliated with Eclipse(2)	5,300,291	1,166,935	3,898,906
Trilogy Equity Partners, LLC(3)	712,915	444,601	686,469
The Melton 2020 Irrevocable Trust	393,585		240,075
John Stanton and Theresa Gillespie	192,332	129,918	190,816
Samuel Thomsen Trust #2(4)	6,559	4,473	6,531
Peter Thomsen Trust #2(4)	6,559	4,473	6,531
Directors and Executive Officers
Kurt Workman	131,195	—	80,235
John Kim	131,195	48,621	107,626

(1)	Additional details regarding certain of these stockholders and their equity holdings are provided in this report under the caption “Stock Ownership.”

(2)	Two of our directors, Lior Susan and Marc F. Stoll, are affiliated with Eclipse.

(3)	Our director, Amy N. McCullough, is affiliated with Trilogy Equity Partners, LLC.

(4)	The Samuel Thomsen Trust #2 and the Peter Thomsen Trust #2 are affiliated with Trilogy Equity Partners, LLC.
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
Item 14. Principal Accountant Fees and Services.

Audit, Audit-Related, Tax and All Other Fees
Our independent registered public accounting firm is PricewaterhouseCoopers LLP ("PwC"), Salt Lake City, UT, PCAOB ID 238.
The following table sets forth the fees of PwC billed to the Company in each of the last two fiscal years.

Fee Category	2025	2024
Audit Fees	$1,774,800	$1,428,407
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	2,000	2,000
Total	$1,776,800	$1,430,407
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
Pre-Approval Policies and Procedures
The formal written charter for our Audit and Risk Committee requires that the Audit and Risk Committee pre-approve all audit services to be provided to us, whether provided by our principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by our independent registered public accounting firm, other than de minimis non-audit services approved in accordance with applicable SEC rules.

The Audit and Risk Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by our independent registered public accounting firm may be pre-approved. The Pre-Approval Policy generally provides that the Audit and Risk Committee will not engage an independent registered public accounting firm to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit and Risk Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit and Risk Committee or by a designated member of the Audit and Risk Committee to whom the committee has delegated the authority to grant pre-approvals. Any member of the Audit and Risk Committee to whom the committee delegates authority to make pre-approval decisions must report any such pre-approval decisions to the Audit and Risk Committee at its next scheduled meeting. If circumstances arise where it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories or above the pre-approved amounts, the Audit and Risk Committee requires pre-approval for such additional services or such additional amounts. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit and Risk Committee will consider whether such services are consistent with the SEC’s rules on auditor independence.
On an annual basis, the Audit and Risk Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by our independent registered accounting firm without first obtaining specific pre-approval from the Audit and Risk Committee. The Audit and Risk Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.
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

Owlet, Inc.

Date: April 30, 2026	By:	/s/ Kurt Workman
Kurt Workman
President and Chief Executive Officer