Form 10-Q
period 2026-03-31
Owlet, Inc.
filed 2026-05-11
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 6, 2026, the registrant had 29,001,168 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of risks, uncertainties and assumptions described in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”) and Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025 (the “Form 10-K/A”). These forward-looking statements are subject to numerous risks, including, without limitation, the following:

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
•Our success depends on our ability to attract and retain subscribers and successfully monetize new features; if we fail to manage our subscription model or experience high rates of subscriber churn, our revenue and long-term prospects could be materially and adversely affected.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Owlet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$35,459	$35,461
Restricted cash	5,550	5,550
Accounts receivable, net of allowance for credit losses of $661 and $723, respectively	19,857	22,931
Inventory	18,194	15,291
Prepaid expenses and other current assets	3,392	2,684
Total current assets	82,452	81,917
Property and equipment, net	720	295
Intangible assets, net	1,748	1,391
Other assets	1,837	2,028
Total assets	$86,757	$85,631
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,781	$11,967
Accrued and other expenses	17,135	19,427
Current portion of deferred revenue	2,409	2,282
Line of credit	13,353	6,932
Current portion of long-term and other debt	3,465	3,635
Total current liabilities	48,143	44,243
Long-term debt, net	1,950	2,463
Common stock warrant liabilities	648	3,273
Other long-term liabilities	170	197
Total liabilities	50,911	50,176
Commitments and contingencies (Note 5)
Mezzanine equity:
Series A convertible preferred stock, $0.0001 par value, 11,479 and 11,479 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	7,651	7,151
Series B convertible preferred stock, $0.0001 par value; 9,250 and 9,250 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5,192	4,844
Redeemable common stock, 252,500 and 562,500 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,992	4,418
Total mezzanine equity	14,835	16,413
Stockholders’ equity:
Common stock, $0.0001 par value, 107,142,857 shares authorized as of March 31, 2026 and December 31, 2025; 28,099,112 and 26,945,426 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	332,217	326,912
Accumulated deficit	(311,209)	(307,873)
Total stockholders’ equity	21,011	19,042
Total liabilities, mezzanine equity, and stockholders' equity	$86,757	$85,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Hardware	$19,779	$20,704
Subscription	2,677	400
Total revenue	22,456	21,104
Cost of revenue:
Hardware	9,344	9,626
Subscription	873	152
Total cost of revenue	10,217	9,778
Gross profit	12,239	11,326
Operating expenses:
General and administrative	9,302	7,092
Sales and marketing	4,473	4,002
Research and development	3,956	2,903
Total operating expenses	17,731	13,997
Operating loss	(5,492)	(2,671)
Other income (expense):
Interest expense, net	(683)	(991)
Common stock warrant liability adjustment	2,625	6,687
Other income (expense), net	221	12
Total other income (expense), net	2,163	5,708
Income (loss) before income tax provision	(3,329)	3,037
Income tax provision	(7)	(12)
Net income (loss) and comprehensive income (loss)	$(3,336)	$3,025
Accretion on convertible preferred stock	(848)	(847)
Allocation of net income to participating securities	—	(344)
Allocation of accretion on convertible preferred stock to redeemable common stock	11	—
Accretion on redeemable common stock	(13)	(21)
Allocation of net income to participating securities to redeemable common stockholders	—	14
Allocation of net (income) loss attributable to redeemable common stockholders	44	(79)
Net income (loss) attributable to redeemable common stockholders	$(42)	$86
Net income (loss) attributable to common stockholders	$(4,142)	$1,748

Net income (loss) per share attributable to redeemable common stockholders
Basic	$(0.12)	$0.15
Diluted	$(0.12)	$0.15
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to redeemable common stockholders
Basic	363,333	562,500
Diluted	363,333	687,500

Net income (loss) per share attributable to common stockholders
Basic	$(0.15)	$0.11
Diluted	$(0.25)	$0.11
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders
Basic	27,415,908	15,383,287
Diluted	27,564,589	15,383,287
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	11,479	$5,151	9,250	$3,452	750,000	$4,334	15,725,783	$2	$238,442	$(268,195)	$(29,751)
Accretion on convertible preferred stock	—	500	—	348	—	—	—	—	(847)	—	(847)
Accretion on redeemable common stock	—	—	—	—	—	21	—	—	(21)	—	(21)
Common stock issuance costs	—	—	—	—	—	—	—	—	7	—	7
Forfeiture of redeemable common stock	—	—	—	—	(62,500)	—	—	—	—	—	—
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	56,149	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	26,917	—	97	—	97
Stock-based compensation	—	—	—	—	—	—	—	—	1,684	—	1,684
Net income	—	—	—	—	—	—	—	—	—	3,025	3,025
Balance as of March 31, 2025	11,479	$5,651	9,250	$3,800	687,500	$4,355	15,808,849	$2	$239,362	$(265,170)	$(25,806)

Balance as of December 31, 2025	11,479	$7,151	9,250	$4,844	562,500	$4,418	26,945,426	$3	$326,912	$(307,873)	$19,042
Accretion on convertible preferred stock	—	500	—	348	—	—	—	—	(848)	—	(848)
Accretion on redeemable common stock	—	—	—	—	—	13	—	—	(13)	—	(13)
Conversion of redeemable common stock to common stock	—	—	—	—	(310,000)	(2,439)	310,000	—	2,439	—	2,439
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	800,186	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	34,787	—	148	—	148
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	8,713	—	37	—	37
Stock-based compensation	—	—	—	—	—	—	—	—	3,542	—	3,542
Net loss	—	—	—	—	—	—	—	—	—	(3,336)	(3,336)
Balance as of March 31, 2026	11,479	$7,651	9,250	$5,192	252,500	$1,992	28,099,112	$3	$332,217	$(311,209)	$21,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(3,336)	$3,025
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	185	119
Stock-based compensation	3,490	1,657
Provision for credit losses	(25)	64
Common stock warrant liability adjustment	(2,625)	(6,687)
Amortization of debt financing costs	371	659
Other adjustments, net	61	203
Changes in assets and liabilities:
Accounts receivable	3,197	(4,453)
Prepaid expenses and other assets	(607)	(619)
Inventory	(2,905)	(1,408)
Accounts payable and accrued and other expenses	(2,955)	1,520
Lease liabilities	(18)	(48)
Deferred revenue	118	42
Other, net	—	1
Net cash used in operating activities	(5,049)	(5,925)
Cash flows from investing activities
Purchase of property and equipment	(15)	(4)
Purchase of intangible assets	(31)	—
Capitalized internal-use software development costs	(369)	(106)
Net cash used in investing activities	(415)	(110)
Cash flows from financing activities
Proceeds from short-term borrowings	14,181	13,424
Payments of short-term borrowings	(8,025)	(11,491)
Payments of long-term borrowings	(754)	—
Employee taxes paid related to vesting and settlement of stock-based awards	(3,141)	(395)
Proceeds related to the issuance of common stock under stock plans	3,043	395
Issuance costs paid related to prior year common stock, preferred stock, and warrants	—	(16)
Warrant exchange transaction costs paid	(27)	—
Other, net	185	97
Net cash provided by financing activities	5,462	2,014
Net change in cash, cash equivalents, and restricted cash	(2)	(4,021)
Cash, cash equivalents, and restricted cash at beginning of period	41,011	20,631
Cash, cash equivalents, and restricted cash at end of period	$41,009	$16,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$358	$357
Supplemental disclosure of non-cash investing and financing activities:
Accretion on preferred stock and redeemable common stock	$861	$869
Warrant exchange transaction costs in accounts payable	14	—
Conversion of redeemable common stock to common stock	2,439	—
Purchases of property and equipment included in accounts payable	451	26
Purchases of intangible assets included in accounts payable	50	33
Equity issuance costs included in accounts payable and accrued liabilities	—	260
Stock-based compensation for software development	52	27
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(unaudited)
Note 1. Basis of Presentation

As used in these financial statements, unless otherwise stated or the context otherwise requires: “we,” “us,” “our,” “Owlet,” the “Company,” and similar references refer to Owlet, Inc. and its subsidiaries. “Common stock” refers to the Class A common stock of Owlet, Inc.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or "GAAP") for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. All dollar amounts, except per share amounts, in the notes are presented in thousands, unless otherwise specified.

Certain prior year amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

The Company generated substantially all of its revenue from the sale of its hardware products, primarily Dream Sock, Dream Sight, and Dream Duo. A growing minority portion of revenue is being generated from subscriptions to its Owlet360 service.

Revenue is recognized when control of goods and services are transferred to customers at the transaction price, an amount that reflects the consideration expected to be received by the Company in exchange for those goods and services. The transaction price is calculated as selling price less the Company’s estimate of variable consideration, including future returns, volume rebates, and sales incentives related to current period sales.

The Company applies the following five-step approach to recognizing revenue:
(1)Identify the contract with a customer
(2)Identify the performance obligations in the contract
(3)Determine the transaction price
(4)Allocate the transaction price to performance obligations in the contract
(5)Recognize revenue when or as a performance obligation is satisfied

Hardware Revenue

From the sale of hardware products, the Company enters into contracts that have multiple performance obligations. Product sales include two performance obligations. The first performance obligation is the delivery of hardware and embedded firmware essential to the functionality of the hardware. Embedded firmware allows the hardware to recognize inputs to the hardware and provide appropriate outputs. The second performance obligation is the implied right to connect the downloadable mobile application, provided at no additional cost to the customer, to the hardware, which enables users to view and access real-time data outputs. The implied right to receive future unspecified application upgrades, added features, firmware updates, and bug fixes, on a when-and-if available basis, are considered part of the embedded firmware, and connection to the downloadable mobile application's performance obligations.

The Company allocates the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). The Company’s process for determining its SSP considers multiple factors, including the expected cost plus a margin method, and varies depending on the facts and circumstances of each performance obligation. Revenue allocated to the delivery of the hardware and embedded firmware essential to the functionality of the hardware represent substantially all of the arrangements consideration and reflect the Company’s best estimate of the selling price if it was sold regularly on a stand-alone basis. SSP for the mobile application is estimated using the expected cost plus a margin method based on fulfillment costs allocated over the expected device useful life, and is recognized ratably over the expected service period.

Revenue is recognized at the time the related performance obligation is satisfied by transferring control of the promised good or service to a customer. Revenue allocated to the hardware and embedded firmware are recognized at the time of product delivery, provided the other conditions for revenue recognition have been met. This generally occurs upon delivery of the product to a third-party carrier. Revenue allocated to the implied right to access the mobile application and the implied right to receive, on a when-and-if-available basis, added features and bug fixes, is recognized on a straight-line basis over the estimated usage period of the underlying hardware product. The usage period is estimated based on historical user activity and ranges from 8 months to 1 year, 8 months.
The Company records revenue net of sales tax and variable consideration such as discounts and customer returns. Payment terms are short-term in nature and, as a result, do not have any significant financing components. The Company records estimated reductions to revenue in the form of variable consideration for customer sales programs, returns, and incentive offerings including rebates, markdowns, promotions, and volume-based incentives.

Consideration payable to a customer, such as cooperative advertising and pricing promotions to retailers and distributors, is recorded as a reduction to revenue. Deferred revenue represents advance payments received from customers prior to performance by the Company. Sales taxes collected from customers which are remitted to governmental authorities are not included in revenue and are reflected as a liability in the accompanying unaudited condensed consolidated balance sheets.

Subscription Revenue

The Company’s Owlet360 premium subscription service provides access to enhanced features beyond the base functionality of the mobile application. The Company makes the Owlet360 subscription available through third-party digital distribution service providers, specifically the Apple App Store and Google Play Store. Customers who purchase subscriptions pay through the respective app stores, which act as the merchant of record and payment processors for these transactions. The Company evaluates these arrangements to determine whether revenue should be reported gross or net of fees retained by the payment processors. The Company has determined it is the principal in the transaction with the end user, as it controls, hosts, and delivers the subscription service; retains primary responsibility for service maintenance, availability, and customer support; and has discretion in establishing subscription pricing. Although the digital platforms serve as the merchant of record and process customer payments, the Company controls the subscription service and the customer's continued access to it. Accordingly, the Company records subscription revenue on a gross basis and records fees paid to third-party payment processors as cost of revenue.

The premium subscription service represents a single performance obligation to provide customers with continuous access to advanced sleep analytics, historical health data storage, and personalized insights over the subscription term. Revenue is recognized ratably on a daily basis over the subscription period, commencing upon a customer's conversion to a paid plan following any free trial period. Subscription fees received in advance of the service period are recorded as deferred revenue and recognized as the performance obligation is satisfied.

The Company offers monthly and annual subscription plans, including introductory pricing for new subscribers. Introductory discounts are treated as price concessions that reduce the transaction price at the point of sale rather than as separate performance obligations. Refunds, which are administered by the digital platforms, are recorded as a reduction to revenue in the period processed and have historically been immaterial.

Cost of Revenue

Hardware cost of revenue consists of product costs, including contract manufacturing, shipping and handling, depreciation and amortization relating to tooling and manufacturing equipment and software, warranty replacement, fulfillment costs, warehousing, hosting and platform costs, and reserves for excess and obsolete inventory.

Subscription cost of revenue primarily consists of distribution fees paid to digital application platforms and the amortization of capitalized internal-use software costs associated with the Owlet360 service.

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

The Company has historically experienced recurring operating losses, with the exception of the third quarter of 2025, and has generated negative cash flows from operations. The Company had an accumulated deficit of $311,209 as of March 31, 2026, and during the three months ended March 31, 2026 and 2025, the Company had negative cash flows from operations of $5,049 and $5,925, respectively. As of March 31, 2026, the Company had $35,459 of cash on hand.

As the Company continues to address these financial conditions, management has undertaken the following actions:

•As described in Note 7 Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock, in October 2025 the Company completed an offering for the sale of 4,825,400 shares of its common stock at an offering price to the public of $7.15 per share. From this offering, the Company received net proceeds of $32,109 after deducting underwriting discounts and commissions.

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

•As described in Note 4, Debt and Other Financing Arrangements, in September 2024, the Company entered into a loan facility agreement with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively “WTI” or “Lenders”) for a term loan facility of up to $15,000 (the “WTI Loan Facility”). In July 2025, WTI granted a 90-day extension, making the Second Tranche Commitment available through November 13, 2025, which was previously available through August 15, 2025. On September 11, 2024, the Company entered into a credit and security agreement (the “Credit Agreement”) for an asset-based revolving credit facility (the “ABL Line of Credit”) with the financial institutions party thereto from time to time as lenders (collectively, the “Lenders”) and ABL OPCO LLC, a Delaware limited liability company, in its capacity as administrative agent for the Lenders (in such capacity, the “Administrative Agent”), with a maximum revolving commitment amount of up to $15,000, with an additional $5,000 revolving commitment available on September 11, 2025. On June 11, 2025, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”) to, among other things, (i) modify certain financial covenants required to be maintained by the Company's wholly-owned subsidiary, Owlet Baby Care, Inc., a Delaware corporation (“OBCI”), (ii) increase the amount of capital expenditures that may be incurred by OBCI during certain fiscal years, and (iii) expand the eligibility of certain accounts receivable that OBCI can borrow against. As of March 31, 2026, the Company has borrowings of $6,259 under the WTI Loan Facility and $13,353 under the ABL Line of Credit.

The Company believes its existing cash and cash equivalent balances, cash flows from operations, and committed credit lines will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months from the date of issuance of the March 31, 2026 unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

There can be no assurance that the Company will generate sufficient future cash flows from operations due to potential factors, including but not limited to inflation, recession, or reduced demand for the Company’s products. If revenue decreases from current levels, the Company may be unable to further reduce costs, or such reductions may limit its ability to pursue strategic initiatives and grow revenue in the future.

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of March 31, 2026, substantially all of the Company’s cash was held with Silicon Valley Bank and Citibank, and exceeded federally insured limits.

Although the Company’s sales and accounts receivable are derived from sales contracts with a large number of customers, its top several customers account for a significant amount of its total sales and make up a correspondingly large portion of its accounts receivable. During the three months ended March 31, 2026, there were three customers who individually represented 10% or more of total net revenue, accounting for 26%, 11%, and 11% of total net revenue, with no other customers exceeding 10% of total net revenue during that period. These same customers accounted for 29%, 14%, and 12% of the accounts receivable, net balance, respectively, as of March 31, 2026. During the three months ended March 31, 2025, there were two customers who individually represented 10% or more of total net revenue, accounting for 37% and 14% of total net revenue.

The Company’s largest customers by total net accounts receivable consisted of the following:

	March 31, 2026	December 31, 2025
Three largest customers by total net accounts receivable	55%	67%

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, which amended the guidance in ASC 326 to simplify the estimation of credit losses on accounts receivable and contract assets from revenue transactions. The amended guidance allows companies to elect a practical expedient to assume that conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating the expected credit losses of the asset. This update is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. The Company adopted this standard prospectively and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

Recent Tax Legislation

The One Big Beautiful Bill Act of 2025 (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA makes changes to the U.S. corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The Company determined that the OBBBA did not have a material impact on the unaudited condensed consolidated financial statements for the three months ended March 31, 2026. The Act includes multiple effective dates, with certain provisions effective in 2026 and 2027. The Company will continue to evaluate the impact of these provisions on our 2026 and subsequent financial statements.

Note 2. Certain Balance Sheet Accounts

Restricted Cash

The Company’s restricted cash includes cash held in escrow accounts related to litigation settlements. Under the terms of the Butala action settlement agreement (see Note 5), the Company deposited funds into a dedicated escrow account pending final court approval of the settlement and the completion of the claims administration process. The Company's restricted cash also includes cash collateral to secure its current credit card borrowings. Cash as reported on the unaudited condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as shown on the unaudited condensed consolidated balance sheets and consists of the following:

	March 31,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	$35,459	$16,310
Restricted cash:
Litigation settlement escrow	5,250	—
Cash collateral - credit card facility	300	300
Total cash, cash equivalents, and restricted cash	$41,009	$16,610

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

Changes in the Company's allowance for credit and other losses were as follows:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$723	$653
Changes in current-period provision	(62)	158
Ending balance	$661	$811

Inventory

Details of inventory were as follows:

	March 31, 2026	December 31, 2025
Raw materials	$919	$330
Finished goods	17,275	14,961
Total inventory	$18,194	$15,291

Property and Equipment, net

Property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Tooling and manufacturing equipment	$2,645	$2,249
Computer equipment	524	455
Furniture and fixtures	194	194
Software	47	46
Leasehold improvements	3	3
Total property and equipment	3,413	2,947
Less: accumulated depreciation and amortization	(2,693)	(2,652)
Property and equipment, net	$720	$295

Depreciation and amortization expense on property and equipment was $41 and $33 for the three months ended March 31, 2026 and March 31, 2025, respectively. For the three months ended March 31, 2026 and March 31, 2025, the Company allocated $11 and $29, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment within cost of revenue on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining depreciation and amortization expense related to property and equipment was recorded within general and administrative expenses.

Intangible Assets, net

The carrying amounts of intangible assets consisted of the following:

	March 31, 2026
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks and patents	$857	$(457)	$400
Internally developed software	1,868	(520)	1,348
Total intangible assets	$2,725	$(977)	$1,748

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks and patents	$778	$(434)	$344
Internally developed software	1,447	(400)	1,047
Total intangible assets	$2,225	$(834)	$1,391

Amortization expense of intangible assets was $144 and $86 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, the Company recorded $120 and $65, respectively, of amortization expense related to internally developed software within cost of revenue on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining amortization expense related to trademarks and patents was recorded within general and administrative expenses.

As of March 31, 2026, the estimated future amortization expenses and reconciliation to total intangible assets consisted of the following:

Year	Amount
Remaining nine months of 2026	$425
2027	476
2028	228
2029	38
2030	26
Thereafter	54
Total future amortization expenses	1,247
Intangible assets not yet subject to amortization	501
Total intangible assets	$1,748

Accrued and Other Expenses

Accrued and other expenses consisted of the following:

	March 31, 2026	December 31, 2025
Accrued payroll	$4,246	$4,206
Accrued sales discounts	1,391	3,881
Accrued sales returns	1,321	1,415
Accrued legal settlements	6,176	5,998
Other	4,001	3,927
Total accrued and other expenses	$17,135	$19,427

Changes in accrued warranty were as follows:

	Three Months Ended March 31,
	2026	2025
Accrued warranty, beginning of period	$357	$291
Settlements of warranty claims during the period	(172)	(187)
Provision for warranties issued during the period	92	124
Changes in provision for pre-existing warranties	42	77
Accrued warranty, end of period	$319	$305
Note 3. Deferred Revenue

Deferred revenue relates to performance obligations for which payments are received from customers prior to the satisfaction of the Company’s obligations to its customers. Deferred revenue primarily consists of amounts allocated to the mobile application, unspecified upgrade rights, added features, bug fixes, content, and subscription services and are recognized over the service period of the performance obligations, which ranges from 1 to 20 months.

The Company recognized $1,128 and $574 of revenue during the three months ended March 31, 2026 and 2025, respectively, that was included in the deferred revenue balance at the beginning of the respective period. Revenue for the three months ended March 31, 2025 included a reduction of revenue of $451 relating to the correction of immaterial misstatements from previous periods.

Note 4. Debt and Other Financing Arrangements

The Company’s indebtedness consisted of the following:

	March 31, 2026	December 31, 2025
Term loan facility payable to WTI, net	$5,191	$5,609
Line of credit	13,353	6,932
Financed insurance premium	224	489
Total debt	18,768	13,030
Less: current portion	(16,818)	(10,567)
Total long-term debt, net	$1,950	$2,463

The carrying value of the Company’s long-term debt, net approximate its fair value.

WTI Loan Facility

On September 11, 2024, (the "Effective Date"), OBCI, as the borrower, entered into a Loan Facility Agreement (the “Loan Facility Agreement”) with WTI Fund X, Inc. and WTI Fund XI, Inc. (collectively, “WTI”) for a term loan facility of up to $15,000 (the “WTI Loan Facility”).

The WTI Loan Facility consists of two tranches. The first tranche of $10,000 was available at closing and through September 30, 2024, with $2,500 of the first tranche availability extendable until December 31, 2024 (the “First Tranche Commitment”). The second tranche of $5,000 (the “Second Tranche Commitment,” or together with the First Tranche Commitment, the “Loan Commitments”) per the initial Loan Facility Agreement was available through August 15, 2025 and upon achievement of (a) at least $48,600 in revenue for the period that commenced October 1, 2024 and ended June 30, 2025 (the “Second Tranche Condition Period”), (b) total cash burn during the Second Tranche Condition Period not to exceed $600 for such period, (c) receipt by the Company of at least $6,000 of net proceeds from an equity financing during a period commencing on the closing date and ending on the second tranche borrowing date, and (d) receipt by WTI of the Company’s then-current, board-approved operating and financing plan to WTI's satisfaction, as well as compliance with certain reporting conditions. As of March 31, 2026, the Company was in compliance with all covenants under the WTI Loan Facility.

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

Interest on the outstanding principal amounts under the WTI Loan Facility accrues at a rate per annum equal to the sum of the prime rate plus 3.5%, with a floor of 12%. Commencing on November 1, 2025 through maturity on January 1, 2028, the Company is required to make monthly interest and principal payments. Loans under the WTI Loan Facility also accrue 2.5% in payment-in-kind interest (“PIK Interest”) compounded monthly, and PIK Interest payments will be due and payable upon maturity of the loans. The interest rate on the outstanding principal amounts under the WTI Loan Facility for the three months ended March 31, 2026 was 12%. Accrued coupon interest and accrued payment-in-kind interest (“PIK interest”) are recorded within accrued and other expenses and within long-term debt, net, respectively on the unaudited condensed consolidated balance sheets.

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

The shares issued to WTI pursuant to the WTI Stock Issuance Agreement contain an embedded redemption option (the “Redemption Option”) such that WTI may elect to force the Company to redeem the shares that are no longer subject to forfeiture for a price of $8.40 per share. The Redemption Option may be exercised in whole or in part, at any time, from time to time, during the period commencing on the first trading day following the fifth anniversary of the Effective Date and continuing through the date which is 10 years after the Effective Date, subject to certain acceleration provisions set forth in the WTI Stock Issuance Agreement. Because the shares are redeemable at the option of the WTI Funds, the shares are recorded in mezzanine equity on the unaudited condensed consolidated balance sheets. The redeemable common shares were initially recorded at their fair value of $7.66 per share, which was an aggregate value of $4,308. The value of the redeemable common shares was determined using a combination of the value of the

Company's stock on the date of issuance and the theoretical value of a stand-alone put option valued using a Black-Scholes put option model discounted by a present value factor that considers the credit spread between an estimated Company specific discount rate and the risk-free rate of return. Because the shares are required to be redeemed at the option of WTI, based solely on the passage of time, and provided WTI did not elect to otherwise sell or transfer the shares beforehand, the carrying value of the shares will accrete to their redemption value of $8.40 per share from the issuance date through September 11, 2029, the date the Redemption Option first becomes exercisable. During the three months ended March 31, 2026, the WTI Funds sold to an unrelated third-party 310,000 shares of Owlet redeemable common stock previously classified in mezzanine equity. As redemption rights are not transferable, $2,439 of the mezzanine equity balance was reclassified to permanent equity upon transfer of the common shares outside of the WTI funds.

The Company allocated the lender fees (including the fair value of the vested shares) and third-party debt financing costs between the Initial Loan and the remaining, undrawn Loan Commitments. The costs allocated to the Initial Loan are accounted for as a discount and will be amortized across the term of the Initial Loan using the effective interest method. The costs allocated to the remaining, undrawn Loan Commitments were accounted for as loan commitment assets, which were recorded within Other assets on the unaudited condensed consolidated balance sheets and amortized to interest income (expense), net using the straight-line method over the commitment periods, due to uncertainty about the Company’s intent to access the Loan Commitments. The unamortized portion of the loan commitment assets was $0 as of March 31, 2026.

The Company recognized $293 and $222 of interest expense related to the amortization of debt financing costs of the WTI Loan Facility and $0 and $385 of interest expense related to the amortization of the loan commitment assets during the three months ended March 31, 2026 and March 31, 2025, respectively.

As of March 31, 2026, details of the WTI Loan Facility were as follows:

	March 31, 2026	December 31, 2025
Principal outstanding	$6,259	$7,012
Unamortized debt financing costs	(1,359)	(1,652)
Accrued PIK Interest	291	249
Net carrying value	$5,191	$5,609

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

On March 31, 2026, there were $13,353 of outstanding borrowings under the Credit Agreement, which are recorded as a current liability on the unaudited condensed consolidated balance sheet based on the Company's intent and ability to repay the outstanding borrowings in the near term. The remaining borrowing base availability under the Credit Agreement was $3,944 as of March 31, 2026.

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

The Credit Agreement contains representations, warranties, covenants, and events of default customary for agreements of this type. On June 11, 2025, the Company and OBCI, entered into a First Amendment to the Credit Agreement (the “First Amendment”) with the Lenders and the Administrative Agent. The First Amendment amends the Credit Agreement to (among other things) (i) modify certain financial covenants, including EBITDA covenants, required to be maintained by OBCI, (ii) increase the amount of capital expenditures that may be incurred by OBCI during certain fiscal years, and (iii) expand the eligibility of certain accounts receivable that OBCI can borrow against. Apart from the aforementioned changes, no modifications were made to other covenants, including the liquidity covenant. The liquidity covenant requires the Company to maintain liquidity of $4,000. Liquidity is defined as the sum of (x) Undrawn Availability, as defined in the Credit Agreement, on the asset-based line of credit, plus (y) unrestricted cash and funds held in deposit accounts. In addition, if the liquidity falls below $9,000, the Company is then subject to a minimum trailing-twelve-months EBITDA covenant as defined in the Credit Agreement. As of March 31, 2026, the Company was in compliance with all covenants under the Credit Agreement.

The unamortized portion of debt financing costs related to the Credit Agreement as of March 31, 2026 was $448 and is recorded as a loan commitment asset within other assets on the unaudited condensed consolidated balance sheets. These costs are amortized straight-line over the term of the Credit Agreement and recorded within interest income (expense), net on the unaudited condensed consolidated statement of operations and comprehensive income (loss).

The Company recognized $77 and $52 of interest expense related to the amortization of the loan commitment assets during the three months ended March 31, 2026 and March 31, 2025, respectively.

Financed Insurance Premiums

In 2025, the Company renewed a number of its insurance policies and entered into several new short-term commercial premium finance agreements with premium finance companies totaling $739 to be paid within one year, accruing interest at a weighted average rate of 8.0%. As of March 31, 2026, the remaining principal balance on the combined financed insurance premiums was $224.

Future Aggregate Maturities

As of March 31, 2026, future aggregate maturities of the WTI Loan Facility (including PIK interest) and Financed Insurance Premium payables were as follows:

Year	Amount
Remaining nine months of 2026	$2,616
2027	3,551
2028	607
Total	$6,774
Note 5. Commitments and Contingencies

Purchase and Other Obligations

The Company entered into a services and license agreement for cloud platform services in June 2024. The Company has a purchase obligation of $6,739 to be paid over a 48-month period beginning in June 2024 and $2,165 remains to be paid at March 31, 2026.

Tariffs

In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). As a result of this ruling, the Company may be eligible for a refund of tariffs previously paid on imported goods. As the recoverability and timing of any such refund remains uncertain, the Company has not recognized a receivable and corresponding offset to expense or asset as of March 31, 2026, and will not until such amounts are realized or realizable. The Company will continue to monitor these developments and their potential impact on the results of operations.

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

Following mediation, the parties to the Butala action reached agreements in principle to settle both the Section 10(b) Claims and the Section 14(a) Claims. The Section 10(b) Claims would be resolved for $3,500 and the Section 14(a) Claims would be resolved for $1,750. On January 31, 2025, the plaintiffs filed motions seeking preliminary approval of the settlements of the Section 10(b) Claims and Section 14(a) Claims. On September 15, 2025, the Court granted preliminary approval of the settlement of the Section 14(a) Claims. On September 29, 2025, the Court granted preliminary approval of the settlement of the Section 10(b) Claims. A final fairness hearing on both settlements was originally scheduled for February 6, 2026, and was subsequently rescheduled by the Court to February 25, 2026. The fairness hearing was held on February 25, 2026, and final approval of the settlements remains pending. In accordance with ASC 450, as these amounts became probable and estimable, the Company recognized $5,250 of general and administrative expense on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2024 and the related liability was recorded in accrued and other expenses on the consolidated balance sheet at December 31, 2024. In October 2025, the Company paid cash in full settlement for both the Section 14(a) Claims and the Section 10(b) Claims and paid out the amounts to the escrow agent required for their resolution. The Company paid $3,500 cash in full settlement of the Section 10(b) Claims. In relation to the Section 14(a) Claims, the Company paid $591 in cash, while the Company's insurance provider contributed the other $1,159, in full settlement of the Section 14(a) Claims. The insurance portion of this settlement was recorded as an insurance loss recovery in general and administrative expense on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2025. For both the Section 10(b) Claims and the Section 14(a) Claims, the total cash paid to the escrow agent was $5,250, which includes the amount paid by the Company's insurance provider, and is classified as restricted cash as of March 31, 2026. The related liability is recorded in accrued and other expenses on the unaudited condensed consolidated balance sheet as of March 31, 2026.

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

In accordance with ASC 450, as these amounts became probable and estimable, the Company recorded $675 of general and administrative expense on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2025. The related liability is recorded in accrued and other expenses on the unaudited condensed consolidated balance sheet as of March 31, 2026. The Company expects to pay this expense in 2026.

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
Note 6. Stock-based Compensation

The Company has various stock compensation plans, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Stock-based Compensation” in its 2025 Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2025.

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows:

	Three Months Ended March 31,
	2026	2025
General and administrative	$2,138	$779
Sales and marketing	545	455
Research and development	807	423
Total stock-based compensation	$3,490	$1,657

The Company capitalized stock-based compensation attributable to internally developed software of $52 and $27 for the three months ended March 31, 2026, and March 31, 2025.

As of March 31, 2026, the Company had $5,790 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted-average period of 0.8 years.

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

RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	2,193,755	$6.71
Granted	26,376	9.99
Vested	(756,878)	4.74
Forfeited	(22,038)	9.76
Outstanding as of March 31, 2026	1,441,215	$7.82

During the three months ended March 31, 2026, 62,499 PSUs vested. Stock-based compensation cost associated with these awards was recognized during the year ended December 31, 2025; accordingly, no PSU-related cost was recognized during the three months ended March 31, 2026. As of March 31, 2026, 312,500 unvested PSUs were outstanding with a weighted-average grant date fair value of $11.96. Related to these unvested PSUs, there was $3,109 of unrecognized stock-based compensation costs that as of March 31, 2026 was estimated to be recognized over a weighted-average period of 1.98 years.

In connection with Jonathan Harris' separation from the Company in April 2026, the Company accelerated vesting on his outstanding RSU and PSU awards. See Note 11 for additional details.

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

The offering expenses with third parties were $639, of which $0 in issuance costs were unpaid as of March 31, 2026. The issuance costs associated with the October 2025 Offering were recorded as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheets.

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

The Titan Warrants became exercisable on March 13, 2025 at an exercise price of $4.63 and have a term of five years from such initial exercise date. As of March 31, 2026, 30,097 of the Titan Warrants have been exercised.

Redeemable Common Stock

As discussed in Note 4, in September 2024 as partial consideration for the availability and funding of the WTI Loan Facility, the Company issued to the WTI Funds an aggregate of 750,000 shares of common stock. The Company also granted the WTI Funds the Redemption Option discussed in Note 4. The vested shares are recorded in mezzanine equity on the unaudited condensed consolidated balance sheets and are being accreted to the redemption value at the date the redemption feature first becomes exercisable. As discussed in Note 4, 62,500 unvested shares of redeemable common stock were forfeited on March 31, 2025, and 125,000 unvested shares of redeemable common stock were forfeited on November 13, 2025.

During the three months ended March 31, 2026, WTI elected to sell to an unrelated third-party 310,000 shares of redeemable common stock. There were 252,500 redeemable common shares remaining pursuant to the Redemption Option at March 31, 2026.

August 2024 Exchange

On August 20, 2024, holders of the Series A convertible preferred stock (“Series A Preferred Stock”) of the Company elected to convert an aggregate of 15,721 shares of Series A Preferred Stock in exchange for an aggregate of 2,291,686 shares of the Company’s common stock, all as in accordance with the terms of the Certificate of Designation relating to the Series A Preferred Stock. As of March 31, 2026, the redemption value for the remaining shares of Series A convertible preferred stock is $11,479.

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

As of March 31, 2026, the redemption value for Series B convertible preferred stock is $9,250. None of the Series B convertible preferred stock had been converted as of March 31, 2026.

The Series B convertible stock is accreting to its redemption value, starting from the issuance date to the date at which the shares become redeemable on March 1, 2029. Accretion was recorded as a deemed dividend. There are no outstanding Series B Warrants as of March 31, 2026, as they have all been exchanged for newly issued shares of the Company's common stock, see Exchange Agreement - Series A and Series B Warrants below.

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

The Series A convertible stock is accreting to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend. There are 265,597 outstanding Series A Warrants as of March 31, 2026, as the majority of the previously outstanding Series A Warrants have been exchanged for newly issued shares of the Company's common stock, See Exchange Agreement - Series A and Series B Warrants below.

SBG Common Stock Warrants

As a result of the merger completed with SBG on July 15, 2021 (the “Merger”), the Company continues to record liabilities for warrants issued by SBG prior to the Merger.

Pursuant to the SBG initial public offering, SBG sold warrants to purchase an aggregate of 821,428 shares of the Company’s common stock at a price of $161.00 per share (“SBG Public Warrants”). Following the closing of the Initial Public Offering on September 17, 2020, the Company completed the sale of warrants to purchase an aggregate of 471,428 shares of the Company’s common stock at a price of $161.00 per share in a private placement to Sandbridge Acquisition Holdings LLC (the “SBG Private Placement Warrants”). Together, the SBG Public Warrants and SBG Private Placement Warrants are referred to as the “SBG Common Stock Warrants.” The SBG Public Warrants became exercisable 12 months from the closing of the Initial Public Offering. The SBG Common Stock Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation. None of the SBG Common Stock Warrants have been exercised as of March 31, 2026.

SVB Warrants

In March 2023, the Company granted Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (“SVB”) a warrant to purchase 10,714 shares of the Company’s common stock at a price of $5.32 per share, expiring on March 27, 2035 (the “SVB Warrants”) in connection with the first amendment to the Third Amended and Restated Loan and Security Agreement (as amended) between the Company and SVB (as amended, the “LSA”). On September 11, 2024, the LSA was terminated with no obligations outstanding thereunder. The SVB Warrants, which were valued at $43, are classified as equity and included within additional paid-in capital on the unaudited condensed consolidated balance sheets. None of the SVB Warrants have been exercised as of March 31, 2026.

Common Stock Warrants

The following table summarizes issuable shares of the Company’s common stock based on warrant activity for the three months ended March 31, 2026:

	December 31, 2025	Shares Issuable by New Warrants	Shares Purchased by Exercise	March 31, 2026
SBG Public Warrants	821,428	—	—	821,428
SBG Private Placement Warrants	471,428	—	—	471,428
Series A Warrants	265,597	—	—	265,597
SVB Warrants	10,714	—	—	10,714
Titan Warrants	95,308	—	—	95,308
Total	1,664,475	—	—	1,664,475

Exchange Agreement - Series A and Series B Warrants

As of March 31, 2025, 7,871,712 Series A and 1,799,021 Series B Warrants were outstanding and were adjusted to fair value during the three months ended March 31, 2025. On August 7, 2025, the Company and certain holders (the “Holders”) of the Company’s Series A Warrants and Series B Warrants entered into an Exchange Agreement, in which the Holders agreed to exchange with the Company their Series A Warrants relating to an aggregate of 7,215,737 shares of common stock and, if applicable, their Series B Warrants relating to an aggregate of 1,799,021 shares of common stock, for an aggregate of 5,426,429 newly issued shares (collectively, the “Exchange Shares”) of common stock (collectively, the “Exchanges”). On October 10, 2025 the Company consummated the Exchange Agreement and the issuance of the Exchange Shares. During the year, the Company made mark to market adjustments to adjust the Series A and Series B warrants subject to the exchange to their fair value through the modification date on August 7, 2025. On the modification date, the fair value of the warrants were adjusted to reflect the fair value of the Exchange Shares, and were subsequently marked to their fair value up to the exchange date. This resulted in a year-to-date fair value adjustment of $23,278 for the year ended December 31, 2025 within common stock warrant liability adjustment on the consolidated statement of operations and comprehensive income (loss). Upon completing the Exchange, the Company recorded a decrease in the common stock warrant liabilities of $46,884, and issued 5,426,429 shares of common stock at a fair value of $46,884.

Apart from the aggregate 4,412,930 common shares issued to Series A Warrant holders as part of the Exchange Agreement, as of March 31, 2026 there were 265,597 Series A Warrants that were not subject to the terms of the Exchange Agreement and, as of March 31, 2026, represented 265,597 shares of issuable common stock according to the original terms of the Series A Warrants. Refer to Note 8, Fair Value Measurements, for further discussion on fair value considerations.

Note 8. Fair Value Measurements

The Company’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis were as follows:

	March 31, 2026
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$10,072	$—	$—	$10,072
Total assets	$10,072	$—	$—	$10,072
Liabilities:
SBG Public Warrants	$—	$—	$—	$—
SBG Private Placement Warrants	—	—	—	—
Series A Warrants	—	—	648	648
Total liabilities	$—	$—	$648	$648

	December 31, 2025
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$17,398	$—	$—	$17,398
Total assets	$17,398	$—	$—	$17,398
Liabilities:
SBG Public Warrants	$—	$—	$—	$—
SBG Private Placement Warrants	—	—	—	—
Series A Warrants	—	—	3,273	3,273
Total liabilities	$—	$—	$3,273	$3,273

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The SBG Public Warrants and SBG Private Placement Warrants as of March 31, 2026 are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

The Company measured the fair value of both the SBG Public Warrants and the SBG Private Placement Warrants as of March 31, 2026 and December 31, 2025 using the Black-Scholes option pricing model with the following assumptions:

SBG Common Stock Warrants - Black-Scholes Inputs	March 31, 2026	December 31, 2025
OWLT stock price	$5.14	$16.19
Exercise price of warrants	$161.00	$161.00
Term in years	0.29	0.54
Risk-free interest rate	3.70%	3.58%
Volatility	115.00%	80.00%

The Series A Warrants presented as Level 3 measurements rely on unobservable inputs reflecting the Company’s own assumptions.

The Company measured the fair value of the Series A Warrants as of March 31, 2026 and December 31, 2025, using the Black-Scholes option pricing model with the following assumptions:

Series A Warrants - Black-Scholes Inputs	March 31, 2026	December 31, 2025
OWLT stock price	$5.14	$16.19
Exercise price of warrants	$4.66	$4.66
Term in years	1.88	2.13
Risk-free interest rate	3.77%	3.48%
Volatility	82.00%	75.00%

The following table presents a reconciliation of the Company’s SBG Public Warrants, SBG Private Placement Warrants, and Series A Warrants (together, the “Level 3 Warrants”) measured at fair value on a recurring basis as of March 31, 2026:

Level 3 Warrants
Balance as of December 31, 2025	$3,273
Change in fair value included within common stock warrant liability adjustment	(2,625)
Balance as of March 31, 2026	$648

There were no transfers between Level 1 and Level 2 in the periods reported. The SBG Public Warrants and SBG Private Placement Warrants were transferred into Level 3 in 2023.

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

Note 9. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share of common stock and redeemable common stock is presented in conformity with the two-class method required for participating securities. Under the two-class method, net income (loss) is allocated to each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Income and losses are shared pro rata between redeemable and non-redeemable common stock based on their respective weighted average shares outstanding.

The Company considers its convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of the Company’s convertible preferred stock do not have a contractual obligation to share in the Company’s losses.

The following tables present the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2026	2025	2025
	Redeemable Common Stock	Common Stock	Redeemable Common Stock	Common Stock
Numerator:
Allocation of net income (loss) attributable to common stockholders	$(44)	$(3,292)	$79	$2,946
Accretion on convertible preferred stock	(11)	(837)	—	(847)
Accretion on redeemable common stock	13	(13)	21	(21)
Allocation of net income to participating securities	—	—	(14)	(330)
Allocated net income (loss) attributable to common stockholders, basic	$(42)	$(4,142)	$86	$1,748
Denominator:
Weighted average common shares outstanding, basic	363,333	27,415,908	562,500	15,383,287
Net income (loss) per share attributable to common stockholders, basic	$(0.12)	$(0.15)	$0.15	$0.11

	Three Months Ended March 31,
	2026	2026	2025	2025
	Redeemable Common Stock	Common Stock	Redeemable Common Stock	Common Stock
Numerator:
Allocation of net income (loss) attributable to common stockholders	$(44)	$(3,292)	$79	$2,946
Accretion on convertible preferred stock	(11)	(837)	—	(847)
Accretion on redeemable common stock	13	(13)	21	(21)
Allocation of net income to participating securities	—	—	—	(330)
Effect of dilutive securities	—	(2,624)	—	—
Allocated net income (loss) attributable to common stockholders, diluted	$(42)	$(6,766)	$100	$1,748
Denominator:
Weighted average common shares outstanding, basic	363,333	27,415,908	562,500	15,383,287
Effect of dilutive securities	—	148,681	125,000	—
Weighted average common shares outstanding, diluted	363,333	27,564,589	687,500	15,383,287
Net income (loss) per share attributable to common stockholders, diluted	$(0.12)	$(0.25)	$0.15	$0.11

The following table summarizes the common stock equivalents of potentially dilutive outstanding securities excluded from the computation of diluted net income (loss) per share due to their anti-dilutive effect:

	March 31,
	2026	2025
Stock options	228,508	377,012
RSUs	1,441,215	1,450,316
RSAs	—	107,636
PSUs	312,500	56,391
ESPP shares committed	55,621	51,073
Common stock warrants	1,398,878	11,099,708
Preferred stock	2,872,668	2,872,668
Total	6,309,390	16,014,804

The Company’s 200,536 unvested earnout shares described in Part II, Item 8 “Financial Statements and Supplementary Data - Note 9 to the Consolidated Financial Statements - Common Stock Issuance, Redeemable Common Stock, Common Stock Warrants, and Convertible Preferred Stock” in its Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2025 were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of March 31, 2026.

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

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows:

	Three Months Ended March 31,
	2026	2025
United States	$17,839	$17,333
United Kingdom	1,761	1,207
Other	2,856	2,564
Total revenue	$22,456	$21,104

Other than the United States, no individual country exceeded 10% of total revenue for the three months ended March 31, 2026 and March 31, 2025.

The Company’s long-lived assets are composed of property and equipment and right of use assets, net, and are summarized by geographic area as follows:

	March 31, 2026	December 31, 2025
United States	$234	$207
International	542	157
Total long-lived assets, net	$776	$364

Note 11. Subsequent Events

Executive Transition

On April 3, 2026, the Board of Directors of the Company appointed Kurt Workman as President and Chief Executive Officer effective April 6, 2026 to succeed Jonathan Harris in these positions. Mr. Workman ceased serving as Executive Chairman of the Board but will remain a director of the Board.

In connection with Jonathan Harris’ separation from the Company, the Company and Mr. Harris entered into a Separation and Release Agreement (the “Separation Agreement”). Pursuant to the terms and conditions of the Separation Agreement, Mr. Harris will receive twelve months of continued base salary payments, a prorated 2026 bonus to be paid based on actual performance, and accelerated vesting of all of Mr. Harris’ outstanding equity awards. These equity awards constituted 208,334 of the PSUs and 196,430 of the RSUs reported as outstanding in Note 6, representing $2,073 and $511 of unrecognized stock-based compensation as of March 31, 2026 for PSUs and RSUs, respectively.

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

Components of Operating Results

Revenue

We recognize revenue primarily from products and the associated mobile applications. Revenue is recognized when control of goods and services is transferred to customers in an amount that reflects the consideration expected to be received by us in exchange for those goods and services. A growing minority portion of revenue is generated from subscriptions to our Owlet360 service. Subscription revenue is recognized ratably over the term of the subscription agreement. Subscription agreement terms are either month-to-month or one year. Amounts billed in excess of revenue recognized are reported in deferred revenue on our unaudited condensed consolidated balance sheets.

Cost of Revenue

Cost of revenue consists of product costs, including contract manufacturing, shipping and handling, depreciation and amortization relating to tooling and manufacturing equipment and software, warranty replacement, fulfillment costs, warehousing, hosting and platform costs, and reserves for excess and obsolete inventory. Cost of revenue associated with Owlet360 mainly consists of app store distribution fees.

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

Results of Operations

The following table sets forth our results of operations for the periods, indicated in thousands:

	Three Months Ended March 31,
	2026	2025
Revenue:
Hardware	$19,779	$20,704
Subscription	2,677	400
Total revenue	22,456	21,104
Cost of revenue:
Hardware	9,344	9,626
Subscription	873	152
Total cost of revenue	10,217	9,778
Gross profit	12,239	11,326
Operating expenses:
General and administrative	9,302	7,092
Sales and marketing	4,473	4,002
Research and development	3,956	2,903
Total operating expenses	17,731	13,997
Operating loss	(5,492)	(2,671)
Other income (expense):
Interest expense, net	(683)	(991)
Common stock warrant liability adjustment	2,625	6,687
Other income (expense), net	221	12
Total other income (expense), net	2,163	5,708
Income (loss) before income tax provision	(3,329)	3,037
Income tax provision	(7)	(12)
Net income (loss) and comprehensive income (loss)	$(3,336)	$3,025
Accretion on convertible preferred stock	(848)	(847)
Allocation of net income to participating securities	—	(344)
Allocation of accretion on convertible preferred stock to redeemable common stock	11	—
Accretion on redeemable common stock	(13)	(21)
Allocation of net income to participating securities to redeemable common stockholders	—	14
Allocation of net (income) loss attributable to redeemable common stockholders	44	(79)
Net income (loss) attributable to redeemable common stockholders	(42)	86
Net income (loss) attributable to common stockholders	$(4,142)	$1,748

Net income (loss) per share attributable to redeemable common stockholders
Basic	$(0.12)	$0.15
Diluted	$(0.12)	$0.15
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to redeemable common stockholders
Basic	363,333	562,500
Diluted	363,333	687,500

Net income (loss) per share attributable to common stockholders
Basic	$(0.15)	$0.11
Diluted	$(0.25)	$0.11
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders
Basic	27,415,908	15,383,287
Diluted	27,564,589	15,383,287

Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Hardware	$19,779	$20,704	$(925)	(4.5%)
Subscription	2,677	400	2,277	569.3%
Total revenue	22,456	21,104	1,352	6.4%

The decrease in hardware revenue was primarily due to approximately $3,100 impact from a large retail partner tightening weeks of supply on hand as well as timing differences of load-ins to retailers, partially offset by approximately $1,800 decrease in retail discounts due to the timing of promotion load-in dates, and approximately $400 increased direct-to-consumer demand.

The increase in subscription revenue was due to an increase in subscribers for our Owlet360 service and higher average revenue per user.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Cost of revenue:
Hardware	$9,344	$9,626	$(282)	(2.9%)
Subscription	873	152	721	474.3%
Total cost of revenue	10,217	9,778	439	4.5%
Gross profit:
Hardware	10,435	11,078	(643)	(5.8%)
Subscription	1,804	248	1,556	627.4%
Total gross profit	12,239	11,326	913	8.1%
Gross margin:
Hardware	52.8%	53.5%
Subscription	67.4%	62.0%
Total gross margin	54.5%	53.7%

The decrease in hardware cost of revenue was primarily due to the decrease in product sales. The decrease in hardware gross margin was primarily due to the impact of tariffs, partially offset by favorable product mix and lower direct product and fulfillment costs.

The increase in subscription cost of revenue was primarily due to increased subscriptions to our Owlet360 service. The increase in subscription gross margin is attributable to efficiencies gained due to a larger subscription base.

General and Administrative

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
General and administrative	$9,302	$7,092	$2,210	31.2%

The increase was driven primarily by approximately $1,400 of stock-based compensation, and by approximately $800 in increases of headcount related expenses, including salaries and benefits.

Sales and Marketing

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Sales and marketing	$4,473	$4,002	$471	11.8%
The increase was driven primarily by approximately $300 in higher marketing personnel and consulting costs, $200 in expanded retail marketing spend, and $100 in increased stock-based compensation, partially offset by $100 in miscellaneous net decreases.

Research and Development

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Research and development	$3,956	$2,903	$1,053	36.3%

The increase was driven primarily by approximately $800 in higher personnel costs, $400 in stock-based compensation, and $200 in regulatory testing and geographic expansion costs. These increases were partially offset primarily by approximately $300 in increased capitalized software costs.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Interest expense, net	$(683)	$(991)	$308	(31.1%)
Common stock warrant liability adjustment	$2,625	$6,687	$(4,062)	(60.7%)
Other income (expense), net	$221	$12	$209	1741.7%

The decrease in interest expense was driven primarily by a decrease in loan commitment amortization related to our current term loan facility due to the last loan commitment period ending in November 2025.

Fluctuations in our common stock warrant liability adjustment resulted from a decrease in our common stock price, and the related decrease in the fair value of liability-classified common stock warrants.

Changes in other income (expense) were driven primarily by a gain from insurance proceeds.

Non-GAAP Adjusted EBITDA

To supplement our unaudited condensed consolidated financial statements, which are prepared in conformity with U.S. GAAP, we use adjusted EBITDA, a non-GAAP financial measure, to enhance our understanding of U.S. GAAP financial measures, as an internal measure of business operating performance, and as a performance measure for benchmarking against our peers and competitors. We believe our presentation of adjusted EBITDA provides a meaningful perspective of the underlying operating performance of our current business and enables investors to better understand and evaluate our historical and prospective operating performance. We believe that this non-GAAP financial measure is an important supplemental measure of operating performance because it excludes items that vary from period to period without correlation to our core operating performance and highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. Due to the nature of the items being excluded, such items do not reflect future gains, losses, expenses or benefits and are not indicative of our future operating performance. We believe investors, analysts and other interested parties use adjusted EBITDA in evaluating issuers, and the presentation of these measures facilitates a comparative assessment of our operating performance in addition to our performance based on GAAP results.

Non-GAAP financial measures should not be considered as an alternative to net loss as a measure of financial performance or any other performance measure derived in accordance with GAAP, and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Adjusted EBITDA is defined as net income (loss) adjusted for income tax provision, interest expense, net, depreciation and amortization, impairment of intangible assets, common stock warrant liability adjustment, stock-based compensation, and charges related to certain legal matters.

Adjusted EBITDA is not a recognized term under GAAP, and our presentation of this non-GAAP measure does not replace the presentation of our financial results in accordance with GAAP. Because all companies do not use adjusted EBITDA (and similarly titled financial measures) in the same way, those measures as used by other companies may not be consistent with the way we calculate such measures. The non-GAAP financial measure included in this report should not be construed as a substitute for or better indicator of our performance than the most directly comparable GAAP financial measure. See the reconciliation table below for additional information regarding the non-GAAP financial measure included herein (in thousands):

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
GAAP net income (loss)	$(3,336)	$3,025
Income tax provision	7	12
Interest expense, net	683	991
Depreciation and amortization	185	119
Impairment of intangible assets	1	5
Common stock warrant liability adjustment	(2,625)	(6,687)
Stock-based compensation	3,490	1,657
Charges related to certain legal matters	49	905
Non-GAAP Adjusted EBITDA	$(1,546)	$27

Liquidity and Capital Resources

We fund our operations primarily with proceeds from issuances of our equity securities, borrowings under our loan facilities, and sales of our products and services. As of March 31, 2026, we had cash and cash equivalents of $35,459, and additional availability of $3,944 on our line of credit. We believe our existing cash and cash equivalent balances, cash flows from operations, and committed credit lines will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. The accompanying condensed consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should we be unable to continue as a going concern. There can be no assurance that we will generate sufficient future cash flows from operations due to potential factors, including but not limited to inflation, recession, or reduced demand for our products. If revenue decreases from current levels, we may be unable to further reduce costs, or such reductions may limit our ability to pursue strategic initiatives and grow revenue in the future. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in increased dilution to our stockholders. If we were to incur additional debt financing, it would result in increased debt service obligations and the instruments governing such debt could require additional operating and financing covenants that would restrict our operations.

Tariffs announced in 2025 have adversely impacted our cost of goods sold and gross margins and may continue to affect cash flows if elevated tariff rates persist. On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under IEEPA. This ruling could result in tariff relief and may allow for the recovery of amounts previously paid, which we believe could be material. We are currently evaluating the potential effects of this decision on our financial condition and liquidity. The process for recovering previously paid duties/tariffs remains subject to ongoing proceedings with the U.S. Court of International Trade and U.S. Customs and Border Protection. We are actively monitoring these developments and are taking steps to preserve our rights with respect to any potential refunds.

Equity Financings

See Note 7 within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report and refer to our Annual Report on Form 10-K filed with the SEC on March 9, 2026 for additional details regarding our common stock issuance, redeemable common stock, common stock warrants, and convertible preferred stock.

Debt and Other Financing Arrangements

See Note 4 within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report and refer to our Annual Report on Form 10-K filed with the SEC on March 9, 2026 for additional details regarding our debt arrangements, including the expected maturity of such arrangements.

WTI Loan Facility

During the three months ended March 31, 2026, the WTI Funds sold to an unrelated third-party 310,000 shares of Owlet common stock previously classified in mezzanine equity due to the Redemption Option described in Note 4 within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report. As redemption rights are not transferable, we reclassified $2,439 of the mezzanine equity balance to Stockholders' Equity Additional Paid-In Capital upon sale.

As of March 31, 2026 principal outstanding on the loan was $6,259. The net carrying value of the WTI Loan Facility was $5,191, which includes the outstanding principal and accrued PIK interest of $291, net of $1,359 in unamortized debt financing costs.

As of March 31, 2026, we were in compliance with all covenants under the WTI Loan Facility.

ABL Line of Credit

We, as guarantor, and our wholly-owned subsidiary, OBCI, as borrower, maintain an asset-based revolving credit facility (the “ABL Line of Credit”) with a maximum principal amount of up to $20,000 (the “Revolving Commitment”). The ABL Line of Credit is collateralized by substantially all of our assets.

As of March 31, 2026, there was $13,353 of outstanding borrowings under the ABL Line of Credit, and the remaining borrowing base availability was $3,944 as of March 31, 2026.

As of March 31, 2026, we were in compliance with all covenants under the Credit Agreement.

Financed Insurance Premium

In 2025, we renewed a number of our insurance policies and entered into several new short-term commercial premium finance agreements with premium finance companies totaling $739 to be paid within one year, accruing interest at a weighted average rate of 8.0%. As of March 31, 2026, the remaining principal balance on the combined financed insurance premiums was $224.

Cash Flows

The following table summarizes our cash flow (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(5,049)	$(5,925)
Net cash used in investing activities	(415)	(110)
Net cash provided by financing activities	5,462	2,014
Net change in cash, cash equivalents, and restricted cash	$(2)	$(4,021)

Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $5,049 as compared to net cash used in operating activities of $5,925 in the prior year. The positive change in operating cash flows was primarily driven by changes in assets and liabilities, particularly related to accounts receivable, inventory and accounts payable, as well as smaller common stock warrant liability adjustment compared to the prior year. These positive changes were partially offset by the $3,336 net loss recognized for the three months ended March 31, 2026, compared to the $3,025 net income recognized in the comparative prior year period.

Investing Activities

For both the three months ended March 31, 2026 and March 31, 2025, we used $415 and $110 respectively, to invest in various projects, primarily for the development and enhancement of our new subscription app.

Financing Activities

For the three months ended March 31, 2026 and March 31, 2025, net cash provided by financing activities was $5,462 and $2,014, respectively. The increase is primarily driven by higher net proceeds from short-term borrowings in the current period compared to the prior period.

Critical Accounting Policies and Estimates

There have been no material changes from the critical accounting policies and estimates disclosed in our Form 10-K and Form 10-K/A, other than policies disclosed in this Report.

Recent Tax Legislation

The One Big Beautiful Bill Act of 2025 (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA makes changes to the U.S. corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The Company determined that the OBBBA did not have a material impact on the unaudited condensed consolidated financial statements for the three months ended March 31, 2026. The Act includes multiple effective dates, with certain provisions effective in 2026 and 2027. The Company will continue to evaluate the impact of these provisions on our 2026 and subsequent financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of March 31, 2026, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses in our internal control over financial reporting described below.
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

We believe we have designed and implemented the internal controls necessary to remediate the material weakness related to debt and equity arrangements, including convertible preferred stock, warrant arrangements, and stock-based compensation modifications, as well as the material weakness related to the accuracy and existence of inventory. During the quarter ended March 31, 2026 we continued to operate and monitor performance of these remediation controls. In addition, during the quarter ended March 31, 2026, we began to design internal controls to address the material weakness related to accrued liabilities.

We believe we have designed and implemented the internal controls necessary to remediate the material weakness related to IT general controls for information systems that are relevant to the preparation of our consolidated financial statements, including internal controls over the segregation of duties related to journal entries. During the quarter ended March 31, 2026, we continued to operate and monitor performance of the related remediation controls.

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

Changes in Internal Control over Financial Reporting

As described in the “Remediation Plan” above, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities for the three months ended March 31, 2026 not previously reported on a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) 2026 Annual Meeting of Stockholders Date

Our Board of Directors has set the date of the Company’s 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”) for July 10, 2026. The exact time and place of the 2026 Annual Meeting will be specified in our Notice of 2026 Annual Meeting and related proxy statement for the 2026 Annual Meeting.

Because the date of the 2026 Annual Meeting has been changed by more than 30 days from the first anniversary of our 2025 Annual Meeting of Stockholders, the Board has set a new deadline for the receipt of any stockholder proposals submitted for the 2026 Annual Meeting. If a stockholder desires to present a proposal for inclusion in our proxy statement for the 2026 Annual Meeting, the proposal must be submitted in writing to us for receipt not later than May 21, 2026. Additionally, to be included in our proxy materials, proposals must comply with the proxy rules relating to stockholder proposals, in particular Rule 14a-8 under the Exchange Act. Stockholders who wish to raise a proposal for consideration at the 2026 Annual Meeting, but who do not wish to submit a proposal for inclusion in our proxy materials pursuant to Rule 14a-8, should comply with our bylaws and deliver to us a copy of their proposal no later than May 21, 2026. As required by our bylaws, stockholders who intend to solicit proxies in support of director nominees other than our nominees must provide us with the information required by Rule 14a-19(b) under the Exchange Act. If a stockholder fails to timely provide such notice, the respective proposal need not be addressed in our proxy materials and the proxies may exercise their discretionary voting authority if the proposal is raised at the 2026 Annual Meeting. In either case, proposals should be sent to Owlet, Inc., 2940 West Maple Loop Drive, Suite 203, Lehi, Utah 84048 with attention to our Corporate Secretary.

(b) None.

(c) During the three months ended March 31, 2026, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements,” each as defined in Item 408 of Regulation S-K.

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

Owlet, Inc.

Date: May 11, 2026	By:	/s/ Kurt Workman
	Name:	Kurt Workman
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Amanda Crawford
	Name:	Amanda Crawford
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)