Form 10-Q
period 2026-06-30
Owlet, Inc.
filed 2026-08-14
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 13, 2026, the registrant had 29,221,677 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Owlet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$30,948	$35,461
Restricted cash	5,600	5,550
Accounts receivable, net of allowance for credit losses of $878 and $723, respectively	33,126	22,931
Inventory	15,655	15,291
Prepaid expenses and other current assets	2,993	2,684
Total current assets	88,322	81,917
Property and equipment, net	826	295
Intangible assets, net	2,016	1,391
Other assets	2,408	2,028
Total assets	$93,572	$85,631
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,137	$11,967
Accrued and other expenses	21,841	19,427
Current portion of deferred revenue	2,798	2,282
Line of credit	17,063	6,932
Current portion of long-term and other debt	—	3,635
Total current liabilities	53,839	44,243
Long-term debt, net	—	2,463
Common stock warrant liabilities	753	3,273
Other long-term liabilities	150	197
Total liabilities	54,742	50,176
Commitments and contingencies (Note 5)
Mezzanine equity:
Series A convertible preferred stock, $0.0001 par value, 11,479 and 11,479 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	8,151	7,151
Series B convertible preferred stock, $0.0001 par value; 9,250 and 9,250 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5,540	4,844
Redeemable common stock, 252,500 and 562,500 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,001	4,418
Total mezzanine equity	15,692	16,413
Stockholders’ equity:
Common stock, $0.0001 par value, 107,142,857 shares authorized as of June 30, 2026 and December 31, 2025; 28,813,466 and 26,945,426 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	334,206	326,244
Accumulated deficit	(311,071)	(307,205)
Total stockholders’ equity	23,138	19,042
Total liabilities, mezzanine equity, and stockholders' equity	$93,572	$85,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Hardware	$30,645	$25,200	$50,424	$46,355
Subscription	3,220	863	5,897	1,263
Total revenue	33,865	26,063	56,321	47,618
Cost of revenue:
Hardware	11,023	12,453	20,367	22,079
Subscription	1,019	230	1,892	382
Total cost of revenue	12,042	12,683	22,259	22,461
Gross profit	21,823	13,380	34,062	25,157
Operating expenses:
General and administrative	9,570	7,019	18,818	14,086
Sales and marketing	5,950	4,315	10,422	8,315
Research and development	4,563	3,729	8,484	6,608
Total operating expenses	20,083	15,063	37,724	29,009
Operating income (loss)	1,740	(1,683)	(3,662)	(3,852)
Other income (expense):
Interest expense, net	(707)	(979)	(1,390)	(1,970)
Common stock warrant liability adjustment	(105)	(34,753)	2,520	(28,066)
Other income (expense), net	671	37	892	49
Loss on debt extinguishment	(2,209)	—	(2,209)	—
Total other income (expense), net	(2,350)	(35,695)	(187)	(29,987)
Loss before income tax provision	(610)	(37,378)	(3,849)	(33,839)
Income tax provision	(10)	(33)	(17)	(45)
Net loss and comprehensive loss	$(620)	$(37,411)	$(3,866)	$(33,884)
Accretion on convertible preferred stock	(848)	(848)	(1,696)	(1,696)
Allocation of accretion on convertible preferred stock to redeemable common stock	7	29	18	59
Accretion on redeemable common stock	(9)	(21)	(22)	(42)
Allocation of net loss attributable to redeemable common stockholders	5	1,293	42	1,183
Net loss attributable to redeemable common stockholders	$(3)	$(1,301)	$(38)	$(1,200)
Net loss attributable to common stockholders	$(1,465)	$(36,958)	$(5,524)	$(34,380)

Net loss per share attributable to redeemable common stockholders
Basic	$(0.01)	$(2.31)	$(0.12)	$(2.13)
Diluted	$(0.01)	$(2.31)	$(0.12)	$(2.13)
Weighted-average number of shares outstanding used to compute net loss per share attributable to redeemable common stockholders
Basic	252,500	562,500	307,610	562,500
Diluted	252,500	562,500	307,610	562,500

Net loss per share attributable to common stockholders
Basic	$(0.05)	$(2.35)	$(0.20)	$(2.21)
Diluted	$(0.05)	$(2.35)	$(0.29)	$(2.21)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders
Basic	28,514,423	15,716,376	27,968,200	15,550,751
Diluted	28,514,423	15,716,376	28,077,338	15,550,751
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	11,479	$5,151	9,250	$3,452	750,000	$4,334	15,725,783	$2	$237,992	$(268,372)	$(30,378)
Accretion on convertible preferred stock	—	500	—	348	—	—	—	—	(847)	—	(847)
Accretion on redeemable common stock	—	—	—	—	—	21	—	—	(21)	—	(21)
Common stock issuance costs	—	—	—	—	—	—	—	—	7	—	7
Forfeiture of redeemable common stock	—	—	—	—	(62,500)	—	—	—	—	—	—
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	56,149	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	26,917	—	97	—	97
Stock-based compensation	—	—	—	—	—	—	—	—	1,621	—	1,621
Net income	—	—	—	—	—	—	—	—	—	3,527	3,527
Balance as of March 31, 2025	11,479	$5,651	9,250	$3,800	687,500	$4,355	15,808,849	$2	$238,849	$(264,845)	$(25,994)
Accretion on convertible preferred stock	—	500	—	348	—	—	—	—	(848)	—	(848)
Accretion on redeemable common stock	—	—	—	—	—	21	—	—	(21)	—	(21)
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	58,928	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—	390,378	—	3,579	—	3,579
Stock-based compensation	—	—	—	—	—	—	—	—	1,539	—	1,539
Net loss	—	—	—	—	—	—	—	—	—	(37,411)	(37,411)
Balance as of June 30, 2025	11,479	$6,151	9,250	$4,148	687,500	$4,376	16,258,155	$2	$243,098	$(302,256)	$(59,156)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit) (continued)
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	11,479	$7,151	9,250	$4,844	562,500	$4,418	26,945,426	$3	$326,244	$(307,205)	$19,042
Accretion on convertible preferred stock	—	500	—	348	—	—	—	—	(848)	—	(848)
Accretion on redeemable common stock	—	—	—	—	—	13	—	—	(13)	—	(13)
Conversion of redeemable common stock to common stock	—	—	—	—	(310,000)	(2,439)	310,000	—	2,439	—	2,439
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	800,186	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	34,787	—	148	—	148
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	8,713	—	37	—	37
Stock-based compensation	—	—	—	—	—	—	—	—	3,452	—	3,452
Net loss	—	—	—	—	—	—	—	—	—	(3,246)	(3,246)
Balance as of March 31, 2026	11,479	$7,651	9,250	$5,192	252,500	$1,992	28,099,112	$3	$331,459	$(310,451)	$21,011
Accretion on convertible preferred stock	—	500	—	348	—	—	—	—	(848)	—	(848)
Accretion on redeemable common stock	—	—	—	—	—	9	—	—	(9)	—	(9)
Accrued bonus liability settled through issuance of common stock	—	—	—	—	—	—	32,032	—	158	—	158
Common stock withheld related to net settlement of equity awards	—	—	—	—	—	—	(28,574)	—	(146)	—	(146)
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	577,442	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	133,454	—	207	—	207
Stock-based compensation	—	—	—	—	—	—	—	—	3,385	—	3,385
Net loss	—	—	—	—	—	—	—	—	—	(620)	(620)
Balance as of June 30, 2026	11,479	$8,151	9,250	$5,540	252,500	$2,001	28,813,466	$3	$334,206	$(311,071)	$23,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(3,866)	$(33,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	396	228
Stock-based compensation	6,723	3,134
Provision for credit losses	85	(24)
Common stock warrant liability adjustment	(2,520)	28,066
Amortization of debt financing costs	706	1,260
Loss on debt extinguishment	2,209	—
Settlement of cumulative PIK	(327)	—
Write-off of prepaid deposit	—	347
Other adjustments, net	128	283
Changes in assets and liabilities:
Accounts receivable	(10,280)	(12,254)
Prepaid expenses and other assets	(1,394)	(524)
Inventory	(366)	(973)
Accounts payable and accrued and other expenses	2,908	5,890
Lease liabilities	(36)	(65)
Deferred revenue	493	346
Net cash used in operating activities	(5,141)	(8,170)
Cash flows from investing activities
Purchase of property and equipment	(554)	(65)
Purchase of intangible assets	(87)	(28)
Capitalized internal-use software development costs	(715)	(106)
Net cash used in investing activities	(1,356)	(199)
Cash flows from financing activities
Proceeds from short-term borrowings	31,495	32,998
Payments of short-term borrowings	(22,083)	(24,725)
Payments of long-term borrowings	(7,520)	—
Employee taxes paid related to vesting and settlement of stock-based awards	(4,346)	(619)
Proceeds related to the issuance of common stock under stock plans	4,200	627
Debt financing costs paid	(63)	(75)
Issuance costs paid related to prior year common stock, preferred stock, and warrants	—	(260)
Warrant exchange transaction costs paid	(41)	—
Proceeds from exercise of common stock warrants	—	1,822
Other, net	392	97
Net cash provided by financing activities	2,034	9,865
Net change in cash, cash equivalents, and restricted cash	(4,463)	1,496
Cash, cash equivalents, and restricted cash at beginning of period	41,011	20,631
Cash, cash equivalents, and restricted cash at end of period	$36,548	$22,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$37	$45
Cash paid for interest	851	771
Supplemental disclosure of non-cash investing and financing activities:
Accretion on preferred stock and redeemable common stock	$1,718	$1,738
Conversion of redeemable common stock to common stock	2,439	—
Accrued bonus liability settled through issuance of common stock	158	—
Debt financing costs included in accounts payable and accrued liabilities	217	—
Purchases of property and equipment included in accounts payable	67	73
Purchases of intangible assets included in accounts payable	32	34
Stock-based compensation for software development	114	27
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

The Company has historically experienced recurring operating losses, with the exception of the third quarter of 2025, and has generated negative cash flows from operations. The Company had an accumulated deficit of $311,071 as of June 30, 2026, and during the six months ended June 30, 2026 and 2025, the Company had negative cash flows from operations of $5,141 and $8,170, respectively. As of June 30, 2026, the Company had $30,948 of cash on hand.

As the Company continues to address these financial conditions, management has undertaken the following actions:

•As described in Note 4, Debt and Other Financing Arrangements, on June 26, 2026, the Company entered into a new debt financing arrangement with Wells Fargo Bank, National Association (“Wells Fargo”) for an asset-based revolving credit facility (the “Revolving Facility”) in a maximum principal amount of up to $25,000. The Revolving Commitment may be increased by agreement of the parties from up to $25,000 to up to $35,000 (in minimum increments of at least $5,000). On June 26, 2026, in connection with its entry into the Revolving Facility, the Company repaid all outstanding borrowings under the WTI Loan Facility using proceeds from borrowings under the Revolving Facility, and terminated both the WTI Loan Facility and ABL Line of Credit, resulting in extinguishment of the associated debt and other debt-related balance sheet amounts. As of June 30, 2026, the Company has borrowings of $17,063 under the Revolving Facility.

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

The Company believes its existing cash and cash equivalent balances, cash flows from operations, and borrowing capacity under the Revolving Facility will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months from the date of issuance of the June 30, 2026 unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of June 30, 2026, substantially all of the Company’s cash was held with Silicon Valley Bank and Citibank, and exceeded federally insured limits.

Although the Company’s sales and accounts receivable are derived from sales contracts with a large number of customers, its top several customers account for a significant amount of its total sales and make up a correspondingly large portion of its accounts receivable. During the three months ended June 30, 2026, there were two customers who individually represented 10% or more of total net revenue, accounting for 49% and 11% of total net revenue, with no other customers exceeding 10% of total net revenue during that period. These same customers accounted for 61% and 13% of the accounts receivable, net balance, respectively, as of June 30, 2026. During the six months ended June 30, 2026, the same two customers individually exceeded 10% of total net revenue during the period at 41% and 11% of total net revenue. During the three and six months ended June 30, 2025, one customer accounted for 64% and 51% of net revenues respectively, with no other customers exceeding 10% of revenues during those periods.

The Company’s largest customers by total net accounts receivable consisted of the following:

	June 30, 2026	December 31, 2025
Three largest customers by total net accounts receivable	78%	67%

Revisions to Previously Issued Financial Statements and Financial Information

In connection with the preparation of the consolidated financial statements as of and for the three and six months ended June 30, 2026, management identified errors impacting historical interim and annual financial statements. These errors primarily relate to the overstatement of stock-based compensation expense due to valuation miscalculations underlying the Employee Stock Purchase Plan.

The Company assessed the materiality of the errors on prior period interim and annual consolidated financial statements in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” and No. 108, codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on this assessment, in consideration of both quantitative and qualitative factors, the Company determined that the related impacts were not material, individually or in the aggregate, to any previously issued interim or annual financial statements. However, if the corrections were recorded in the three months ended June 30, 2026, they would be material to that period. As such, the Company revised the previously issued consolidated financial statements for the three-month period ended March 31, 2026, for the quarterly and year-to-date periods for 2025, and for the years ended December 31, 2025 and 2024. In conjunction with the revision, the Company also corrected certain other errors that were previously identified and disclosed and concluded to be immaterial, individually and in the aggregate, to the Company’s consolidated financial statements as of and for the relevant periods. The applicable notes to the accompanying financial statements have also been corrected to reflect the impact of the revisions of the previously filed consolidated interim financial statements and consolidated annual financial statements.

A detailed summary of the revisions to the previously issued financial information is included in Note 11, Revision of Previously Issued Financial Statements and Financial Information below.

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

Recent Tax Legislation

The One Big Beautiful Bill Act of 2025 (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA makes changes to the U.S. corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The Company determined that the OBBBA did not have a material impact on the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026. The Act includes multiple effective dates, with certain provisions effective in 2026 and 2027. The Company will continue to evaluate the impact of these provisions on our 2026 and subsequent financial statements.

Note 2. Certain Balance Sheet Accounts

Restricted Cash

The Company’s restricted cash includes cash held in escrow accounts related to litigation settlements. Under the terms of the Butala action settlement agreement (see Note 5), the Company deposited funds into a dedicated escrow account pending final court approval of the settlement and the completion of the claims administration process. The Company's restricted cash also includes cash collateral to secure its current credit card borrowings as well as a good faith deposit in connection with the Revolving Facility. Cash as reported on the unaudited condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as shown on the unaudited condensed consolidated balance sheets and consists of the following:

	June 30,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	$30,948	$21,827
Restricted cash:
Litigation settlement escrow	5,250	—
Cash collateral - credit card facility	300	300
Good faith deposit - Revolving Facility	50	—
Total cash, cash equivalents, and restricted cash	$36,548	$22,127

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

Changes in the Company's allowance for credit and other losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$661	$811	$723	$653
Changes in current-period provision	256	151	194	309
Write-offs	(34)	(9)	(34)	(9)
Recoveries	(5)	—	(5)	—
Ending balance	$878	$953	$878	$953

Inventory

Details of inventory were as follows:

	June 30, 2026	December 31, 2025
Raw materials	$867	$330
Finished goods	14,788	14,961
Total inventory	$15,655	$15,291

Prepaid expenses and other current assets

For the three and six months ended June 30, 2025, a write-off of $347 related to a prepaid deposit for materials determined to have no alternative future use in our research and development efforts was recorded within research and development expenses.

Property and Equipment, net

Property and equipment consisted of the following:

	June 30, 2026	December 31, 2025
Tooling and manufacturing equipment	$2,787	$2,249
Computer equipment	525	455
Furniture and fixtures	194	194
Software	47	46
Leasehold improvements	3	3
Total property and equipment	3,556	2,947
Less: accumulated depreciation and amortization	(2,730)	(2,652)
Property and equipment, net	$826	$295

Depreciation and amortization expense on property and equipment was $48 and $21 for the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, the Company allocated $17 and $15, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment within cost of revenue on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining depreciation and amortization expense related to property and equipment was recorded within general and administrative expenses.

Depreciation and amortization expense on property and equipment was $89 and $54 for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company allocated $28 and $44, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment within cost of revenue on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining depreciation and amortization expense related to property and equipment was recorded within general and administrative expenses.

Intangible Assets, net

The carrying amounts of intangible assets consisted of the following:

	June 30, 2026
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks and patents	$887	$(478)	$409
Internally developed software	2,268	(661)	1,607
Total intangible assets	$3,155	$(1,139)	$2,016

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks and patents	$778	$(434)	$344
Internally developed software	1,447	(400)	1,047
Total intangible assets	$2,225	$(834)	$1,391

Amortization expense of intangible assets was $163 and $88 for the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, the Company recorded $142 and $71, respectively, of amortization expense related to internally developed software within cost of revenue on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining amortization expense related to trademarks and patents was recorded within general and administrative expenses.

Amortization expense of intangible assets was $307 and $174 for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded $262 and $136, respectively, of amortization expense related to internally developed software within cost of revenue on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining amortization expense related to trademarks and patents was recorded within general and administrative expenses.

As of June 30, 2026, the estimated future amortization expenses and reconciliation to total intangible assets consisted of the following:

Year	Amount
Remaining six months of 2026	$369
2027	649
2028	401
2029	110
2030	29
Thereafter	67
Total future amortization expenses	1,625
Intangible assets not yet subject to amortization	391
Total intangible assets	$2,016

Accrued and Other Expenses

Accrued and other expenses consisted of the following:

	June 30, 2026	December 31, 2025
Accrued payroll	$3,573	$4,206
Accrued sales discounts	6,530	3,881
Accrued sales returns	1,177	1,415
Accrued legal settlements	5,937	5,998
Other	4,624	3,927
Total accrued and other expenses	$21,841	$19,427

Changes in accrued warranty were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Accrued warranty, beginning of period	$319	$305	$357	$291
Settlements of warranty claims during the period	(119)	(182)	(291)	(369)
Provision for warranties issued during the period	177	183	269	307
Changes in provision for pre-existing warranties	(6)	46	36	123
Accrued warranty, end of period	$371	$352	$371	$352
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

The Company recognized $1,127 and $570 of revenue during the three months ended June 30, 2026 and 2025, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

The Company recognized $1,612 and $932 of revenue during the six months ended June 30, 2026 and 2025, respectively, that was included in the deferred revenue balance at the beginning of the respective period. Revenue for the six months ended June 30, 2025 included a reduction of revenue of $451 relating to the correction of immaterial misstatements from previous periods.

Note 4. Debt and Other Financing Arrangements

The Company’s indebtedness consisted of the following:

	June 30, 2026	December 31, 2025
Term loan facility payable to WTI, net	$—	$5,609
ABL Line of Credit	—	6,932
Wells Fargo Line of Credit	17,063	—
Financed insurance premium	—	489
Total debt	17,063	13,030
Less: current portion	(17,063)	(10,567)
Total long-term debt, net	$—	$2,463

The carrying value of the Company’s long-term debt, net approximate its fair value.

Wells Fargo Line of Credit

On June 26, 2026, Owlet, Inc., a Delaware corporation (the “Company”), and its wholly-owned subsidiary Owlet Baby Care, Inc., a Delaware corporation (“OBCI”), entered into a new debt financing arrangement and refinanced (i) OBCI’s existing line of credit with ABL OPCO LLC, a Delaware limited liability company, in its capacity as administrative agent for certain lenders (the “ABL Lenders”), and (ii) OBCI’s term loan agreement with WTI Fund X, Inc., a Maryland corporation, WTI Fund XI, Inc., a Maryland corporation (the “WTI Lenders”). On June 26, 2026, OBCI drew down under the Revolving Facility in the principal amount of $17,063, the proceeds of which were used in part to repay all outstanding borrowings under the term loan agreement with the WTI Lenders and terminated both the WTI Loan Facility and ABL Line of Credit, resulting in extinguishment of the associated debt and other debt-related balance sheet amounts.

On June 26, 2026 (the “Effective Date”), the Company, as a guarantor (in such capacity, “Guarantor”), and OBCI, as borrower (in such capacity, the “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).

The Credit Agreement provides for an asset-based revolving credit facility (the “Revolving Facility”) in a maximum principal amount of up to $25,000 (the “Revolving Commitment”). The Revolving Commitment may be expanded by agreement of the parties from up to $25,000 to up to $35,000 (in minimum increments of at least $5,000). Loans and other obligations of the Borrower bear interest at a rate per annum equal to the daily Secured Overnight Financing Rate plus a margin of 2.00% or 2.25% depending on the Borrower’s monthly average excess availability under the Revolving Facility. The weighted average interest rate on the outstanding borrowings under the Revolving Facility was 5.87% for the period from June 26, 2026 through June 30, 2026. The Revolving Facility matures in June 2029.

On June 30, 2026, there were $17,063 of outstanding borrowings under the Revolving Facility, which are recorded as a current liability on the unaudited condensed consolidated balance sheet based on the Company's intent and ability to repay the outstanding borrowings in the near term. The outstanding borrowings as of June 30, 2026 were repaid to Wells Fargo in July 2026. The remaining borrowing base availability under the Revolving Facility was $7,531 as of June 30, 2026.

The Credit Agreement requires the Borrower to observe certain financial covenants, including (i) a covenant to maintain at least $7,500 of liquidity at all times, and (ii) a covenant to achieve certain minimum EBITDA thresholds specified in the Credit Agreement. As of June 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.

The Borrower’s obligations under the Credit Agreement are: (i) fully and unconditionally guaranteed by the Company; and (ii) secured by a security interest in substantially all personal property assets of the Company and the Borrower, including a pledge of the outstanding capital stock of the Borrower given by the Company.

Debt issuance costs related to the Credit Agreement of $280 were recorded as a loan commitment asset within other assets on the condensed consolidated balance sheet. Issuance costs are amortized straight-line over the term of the Revolving Facility and recorded within interest income (expense), net on the unaudited condensed consolidated statement of operations and comprehensive income (loss).

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

On June 26, 2026, in connection with its entry into the Revolving Facility, the Company repaid all outstanding borrowings under the WTI Loan Facility using proceeds from borrowings under the Revolving Facility, and terminated the WTI Loan Facility. The Company recognized a loss on extinguishment of $1,605 in connection with the extinguishment on the unaudited condensed consolidated statement of operations and comprehensive income (loss), of which $1,098 was due to the write-off of non-cash unamortized debt financing costs previously capitalized on the unaudited condensed consolidated balance sheets.

Interest on the outstanding principal amounts under the WTI Loan Facility accrued at a rate per annum equal to the sum of the prime rate plus 3.5%, with a floor of 12%. The interest rate on the outstanding principal amounts under the WTI Loan Facility was 12% for the period from April 1, 2026 through June 26, 2026. Loans under the WTI Loan Facility also accrued 2.5% in payment-in-kind interest ("PIK interest") compounded monthly. All outstanding principal, accrued coupon interest, and accrued PIK interest were repaid in full upon extinguishment on June 26, 2026.

As partial consideration for the availability and funding of the WTI Loan Facility, the Company and WTI Fund X, LLC (“Fund X”) and WTI Fund XI, LLC (“Fund XI”, and together with Fund X, the “WTI Funds”) entered into a Stock Issuance Agreement (the “WTI Stock Issuance Agreement”), dated as of the Effective Date. Pursuant to the WTI Stock Issuance Agreement, the Company issued to the WTI Funds an aggregate of 750,000 shares of redeemable common stock on the Effective Date, of which 187,500 shares of the redeemable common stock have been forfeited and 310,000 shares of redeemable common stock were sold by WTI to an unrelated third-party. As redemption rights are not transferable, $2,439 of the mezzanine equity balance was reclassified to permanent equity upon transfer of the common shares outside of the WTI funds during the three months ended March 31, 2026. There were 252,500 redeemable common shares remaining pursuant to the Redemption Option at June 30, 2026.

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

Notwithstanding the extinguishment of the WTI Loan Facility on June 26, 2026, the Company's obligation with respect to the Redemption Option under the WTI Stock Issuance Agreement remains outstanding as a separate, unsecured obligation of the Company.

The Company recognized $261 and $258 of interest expense related to the amortization of debt financing costs of the WTI Loan Facility and $0 and $282 of interest expense related to the amortization of the loan commitment assets during the three months ended June 30, 2026 and 2025, respectively.

The Company recognized $555 and $480 of interest expense related to the amortization of debt financing costs of the WTI Loan Facility and $0 and $667 of interest expense related to the amortization of the loan commitment assets during the six months ended June 30, 2026 and 2025, respectively.

ABL Line of Credit

On September 11, 2024, the Company, as guarantor, and its wholly-owned subsidiary, Owlet Baby Care, Inc. ("OBCI"), as borrower, entered into a credit and security agreement (the "ABL Credit Agreement") with the financial institutions party thereto from time to time as lenders (collectively the “Lenders”) and ABL OPCO LLC, a Delaware limited liability company, in its capacity as administrative agent for the Lenders (in such capacity, the “Administrative Agent”).

The ABL Credit Agreement provided for an asset-based revolving credit line (the "ABL Line of Credit") with a maximum principal amount of up to $20,000. The ABL Line of Credit was collateralized by substantially all of the Company's assets. Loans and other obligations under the ABL Credit Agreement bore interest at a rate per annum equal to the 1-month Secured Overnight Financing Rate (subject to a floor of 3.5%) plus a margin, which varied between 7.5% and 8.5% depending on the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), provided that the interest rate shall not exceed the maximum rate permitted under applicable law.

On June 26, 2026, in connection with its entry into the Revolving Facility, the Company terminated the ABL Line of Credit. The Company recognized a loss on extinguishment of $604 in connection with the extinguishment on the unaudited condensed consolidated statement of operations and comprehensive income (loss), of which $374 was due to the write-off of unamortized loan commitment assets previously capitalized on the unaudited condensed consolidated balance sheets.

The Company recognized $74 and $59 of interest expense related to the amortization of the loan commitment assets during the three months ended June 30, 2026 and 2025, respectively.

The Company recognized $151 and $112 of interest expense related to the amortization of the loan commitment assets during the six months ended June 30, 2026 and 2025, respectively.

Financed Insurance Premiums

In 2025, the Company renewed a number of its insurance policies and entered into several new short-term commercial premium finance agreements with premium finance companies to be paid within one year. As of June 30, 2026, there was no remaining balance outstanding related to these agreements.

Note 5. Commitments and Contingencies

Purchase and Other Obligations

The Company entered into a services and license agreement for cloud platform services in June 2024. The Company has a purchase obligation of $6,739 to be paid over a 48-month period beginning in June 2024 and $1,239 remains to be paid at June 30, 2026.

Tariffs

In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). As a result of this ruling, the Company was eligible for a refund of tariffs previously paid on imported goods. During the three months ended June 30, 2026, the Company received $3,960 in IEEPA tariff refunds. Of this amount, $3,526 was recorded as a reduction to cost of goods sold for inventory sold, $205 was recorded as a reduction in the carrying value of inventory, and $229 was recorded as a component of other income (expense), net on the unaudited condensed consolidated statement of operations and comprehensive income (loss). The Company will continue to monitor developments in this area and their potential impact on the results of operations.

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

In November 2021, two putative class action complaints were filed against the Company in the U.S. District Court for the Central District of California, captioned Butala v. Owlet, Inc., Case No. 2:21-cv-09016-FLA-SSC, and Cherian v. Owlet, Inc., Case No. 2:21-cv-09293. Both complaints alleged violations of the Securities Exchange Act of 1934 (“Exchange Act”) against the Company and certain of its officers and directors on behalf of a putative class of investors who: (a) purchased the Company’s common stock between March 31, 2021 and October 4, 2021 (“Section 10(b) Claims”); or (b) held common stock in Sandbridge Acquisition Corporation (“SBG”) as of June 1, 2021, and were eligible to vote at SBG's special meeting held on July 14, 2021 (“Section 14(a) Claims”).

On September 8, 2023, the Court ruled that while the Butala and Cherian cases were consolidated, there would be two distinct and separate classes to represent the Section 10(b) Claims and Section 14(a) Claims, respectively, and appointed lead plaintiffs and lead counsel for each class. Following motions to dismiss and reconsiderations rulings, the parties reached agreements in principle to settle both the Section 10(b) Claims and the Section 14(a) Claims. The Section 10(b) Claims were resolved for $3,500 and the Section 14(a) Claims were resolved for $1,750. In accordance with ASC 450, the Company recognized $5,250 of general and administrative expense on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2024. In October 2025, the Company caused $3,500 to be paid into escrow for the settlement of the Section 10(b) Claims and, with the directors' and officers' insurance provider, caused $1,750 to be paid into escrow for the settlement of the Section 14(a) Claims. On August 3, 2026, the Court entered final orders approving the settlement amounts and the plan of allocation for the settlements of the Section 10(b) Claims and the Section 14(a) Claims as well as final orders of dismissal for each, fully resolving both actions.

Further, on August 26, 2024 and October 3, 2024, derivative complaints were filed in the U.S. District Court for the Central District of California, (Janet Vargas, Derivatively on Behalf of Nominal Defendant Owlet, Inc., Case No. 2:24 cv-07258-FLA-PVC), and Nathan Capleton, Derivatively on Behalf of Nominal Defendant Owlet, Inc., Case No. 2:24 cv-08536-JAK-MAA) asserting claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste of corporate assets against certain current or former directors and officers. On December 13, 2024, the derivative actions were consolidated into a single action captioned Vargas v. Workman, et al., Case No. 2:24-cv-07258-FLA-PVC.

The parties reached a settlement in the derivative action under which the Company agreed to adopt, implement, and maintain certain corporate governance, oversight, and internal controls reforms, and agreed not to oppose an application for $675 in attorneys’ fees and expenses. In accordance with ASC 450, the Company recorded $675 of general and administrative expense on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2025. On August 3, 2026, the Court entered an order granting final approval of the settlement, approving the $675 fee and expense amount, entering final judgment, and dismissing the action with prejudice.

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

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$2,255	$862	$4,339	$1,605
Sales and marketing	392	273	937	725
Research and development	676	404	1,447	804
Total stock-based compensation	$3,323	$1,539	$6,723	$3,134

The Company capitalized stock-based compensation attributable to internally developed software of $62 and $0 for the three months ended June 30, 2026, and 2025.

The Company capitalized stock-based compensation attributable to internally developed software of $114 and $27 for the six months ended June 30, 2026, and 2025.

As of June 30, 2026, the Company had $7,572 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted-average period of 1.5 years.

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

RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	2,193,755	$6.71
Granted	26,376	9.99
Vested	(756,878)	4.74
Forfeited	(22,038)	9.76
Outstanding as of March 31, 2026	1,441,215	$7.82
Granted	1,009,295	$5.14
Vested	(381,949)	$5.57
Forfeited	(68,406)	$7.73
Outstanding as of June 30, 2026	2,000,155	$6.82

During the three months ended June 30, 2026, 208,334 PSUs vested and the Company recognized $788 of stock-based compensation cost related to PSUs. During the six months ended June 30, 2026, 270,833 PSUs vested and the Company recognized $1,216 of stock-based compensation expense related to PSUs. As of June 30, 2026, 104,165 unvested PSUs were outstanding with a weighted-average grant date fair value of $11.96. Related to these unvested PSUs, there was $892 of unrecognized stock-based compensation costs that as of June 30, 2026 was estimated to be recognized over a weighted-average period of 1.76 years.

In connection with Jonathan Harris' separation from the Company in April 2026, the Company accelerated vesting on his outstanding 196,430 RSUs and 208,334 PSUs that would have otherwise been forfeited, and recognized $349 and $643 of stock-based compensation expense, respectively, during the three months ended June 30, 2026.

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

The offering expenses with third parties were $639, of which $0 in issuance costs were unpaid as of June 30, 2026. The issuance costs associated with the October 2025 Offering were recorded as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheets.

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

The Titan Warrants became exercisable on March 13, 2025 at an exercise price of $4.63 and have a term of five years from such initial exercise date. As of June 30, 2026, 30,097 of the Titan Warrants have been exercised.

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

During the three months ended March 31, 2026, WTI elected to sell to an unrelated third-party 310,000 shares of redeemable common stock. There were 252,500 redeemable common shares remaining pursuant to the Redemption Option at June 30, 2026.

As discussed in Note 4, notwithstanding the extinguishment of the WTI Loan Facility on June 26, 2026, the Company's obligation with respect to the Redemption Option under the WTI Stock Issuance Agreement remains outstanding as a separate, unsecured obligation of the Company.

August 2024 Exchange

On August 20, 2024, holders of the Series A convertible preferred stock (“Series A Preferred Stock”) of the Company elected to convert an aggregate of 15,721 shares of Series A Preferred Stock in exchange for an aggregate of 2,291,686 shares of the Company’s common stock, all as in accordance with the terms of the Certificate of Designation relating to the Series A Preferred Stock. As of June 30, 2026, the redemption value for the remaining shares of Series A convertible preferred stock is $11,479.

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

As of June 30, 2026, the redemption value for Series B convertible preferred stock is $9,250. None of the Series B convertible preferred stock had been converted as of June 30, 2026.

The Series B convertible stock is accreting to its redemption value, starting from the issuance date to the date at which the shares become redeemable on March 1, 2029. Accretion was recorded as a deemed dividend. There are no outstanding Series B Warrants as of June 30, 2026, as they have all been exchanged for newly issued shares of the Company's common stock, see Exchange Agreement - Series A and Series B Warrants below.

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

The Series A convertible stock is accreting to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend. There are 265,597 outstanding Series A Warrants as of June 30, 2026, as the majority of the previously outstanding Series A Warrants have been exchanged for newly issued shares of the Company's common stock, See Exchange Agreement - Series A and Series B Warrants below.

SBG Common Stock Warrants

As a result of the merger completed with SBG on July 15, 2021 (the “Merger”), the Company continues to record liabilities for warrants issued by SBG prior to the Merger.

Pursuant to the SBG initial public offering, SBG sold warrants to purchase an aggregate of 821,428 shares of the Company’s common stock at a price of $161.00 per share (“SBG Public Warrants”). Following the closing of the Initial Public Offering on September 17, 2020, the Company completed the sale of warrants to purchase an aggregate of 471,428 shares of the Company’s common stock at a price of $161.00 per share in a private placement to Sandbridge Acquisition Holdings LLC (the “SBG Private Placement Warrants”). Together, the SBG Public Warrants and SBG Private Placement Warrants are referred to as the “SBG Common Stock Warrants.” The SBG Public Warrants became exercisable 12 months from the closing of the Initial Public Offering. The SBG Common Stock Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation. None of the SBG Common Stock Warrants have been exercised as of June 30, 2026.

Subsequently, the SBG Common Stock Warrants that were recorded at a fair value of $0 as of June 30, 2026, expired unexercised on July 15, 2026, five years after the completion of the Merger. The expiration of these warrants did not have a material impact on the Company's consolidated financial statements.

SVB Warrants

In March 2023, the Company granted Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (“SVB”) a warrant to purchase 10,714 shares of the Company’s common stock at a price of $5.32 per share, expiring on March 27, 2035 (the “SVB Warrants”) in connection with the first amendment to the Third Amended and Restated Loan and Security Agreement (as amended) between the Company and SVB (as amended, the “LSA”). On September 11, 2024, the LSA was terminated with no obligations outstanding thereunder. The SVB Warrants, which were valued at $43, are classified as equity and included within additional paid-in capital on the unaudited condensed consolidated balance sheets. None of the SVB Warrants have been exercised as of June 30, 2026.

Common Stock Warrants

The following table summarizes issuable shares of the Company’s common stock based on warrant activity for the six months ended June 30, 2026:

	December 31, 2025	Shares Issuable by New Warrants	Shares Purchased by Exercise	June 30, 2026
SBG Public Warrants	821,428	—	—	821,428
SBG Private Placement Warrants	471,428	—	—	471,428
Series A Warrants	265,597	—	—	265,597
SVB Warrants	10,714	—	—	10,714
Titan Warrants	95,308	—	—	95,308
Total	1,664,475	—	—	1,664,475

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

Apart from the aggregate 4,412,930 common shares issued to Series A Warrant holders as part of the Exchange Agreement, as of June 30, 2026 there were 265,597 Series A Warrants that were not subject to the terms of the Exchange Agreement and, as of June 30, 2026, represented 265,597 shares of issuable common stock according to the original terms of the Series A Warrants. Refer to Note 8, Fair Value Measurements, for further discussion on fair value considerations.

Earnout Shares

Following the Merger, 200,536, shares of common stock held by certain former equity holders of SBG are subject to vesting and forfeiture conditions (the "Earnout Shares"). Of the 200,536 earnout shares, 100,268 shares will vest at such time as a $175.00 stock price level is achieved and 100,268 will vest at such time as a $210.00 stock price level is achieved, in each case, on or before the fifth anniversary of the Closing of the Merger. The earnout shares are classified as equity. As the vesting event has not yet been achieved, these shares of Owlet common stock, which are issued and outstanding, are treated as contingently recallable and have been excluded from the denominator for the purposes of calculating basic and diluted net loss per share. See Note 9 for further discussion on the calculation of basic and diluted net loss per share.

Subsequently, as neither the $175.00 nor the $210.00 stock price level was achieved on or before July 15, 2026, the fifth anniversary of the Closing of the Merger, all 200,536 Earnout Shares were forfeited and canceled for no consideration, with no impact to the Company's consolidated financial statements.

Note 8. Fair Value Measurements

The Company’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis were as follows:

	June 30, 2026
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$25,252	$—	$—	$25,252
Total assets	$25,252	$—	$—	$25,252
Liabilities:
SBG Public Warrants	$—	$—	$—	$—
SBG Private Placement Warrants	—	—	—	—
Series A Warrants	—	—	753	753
Total liabilities	$—	$—	$753	$753

	December 31, 2025
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$17,398	$—	$—	$17,398
Total assets	$17,398	$—	$—	$17,398
Liabilities:
SBG Public Warrants	$—	$—	$—	$—
SBG Private Placement Warrants	—	—	—	—
Series A Warrants	—	—	3,273	3,273
Total liabilities	$—	$—	$3,273	$3,273

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The SBG Public Warrants and SBG Private Placement Warrants as of June 30, 2026 are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

The Company measured the fair value of both the SBG Public Warrants and the SBG Private Placement Warrants as of June 30, 2026 and December 31, 2025 using the Black-Scholes option pricing model with the following assumptions:

SBG Common Stock Warrants - Black-Scholes Inputs	June 30, 2026	December 31, 2025
OWLT stock price	$5.74	$16.19
Exercise price of warrants	$161.00	$161.00
Term in years	0.04	0.54
Risk-free interest rate	1.83%	3.58%
Volatility	63.00%	80.00%

The Series A Warrants presented as Level 3 measurements rely on unobservable inputs reflecting the Company’s own assumptions.

The Company measured the fair value of the Series A Warrants as of June 30, 2026 and December 31, 2025, using the Black-Scholes option pricing model with the following assumptions:

Series A Warrants - Black-Scholes Inputs	June 30, 2026	December 31, 2025
OWLT stock price	$5.74	$16.19
Exercise price of warrants	$4.66	$4.66
Term in years	1.63	2.13
Risk-free interest rate	4.08%	3.48%
Volatility	85.00%	75.00%

The following table presents a reconciliation of the Company’s SBG Public Warrants, SBG Private Placement Warrants, and Series A Warrants (together, the “Level 3 Warrants”) measured at fair value on a recurring basis as of June 30, 2026:

Level 3 Warrants
Balance as of December 31, 2025	$3,273
Change in fair value included within common stock warrant liability adjustment	(2,520)
Balance as of June 30, 2026	$753

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

The following tables present the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2026	2026	2025	2025
	Redeemable Common Stock	Common Stock	Redeemable Common Stock	Common Stock
Numerator:
Allocation of net loss attributable to common stockholders	$(5)	$(615)	$(1293)	$(36,118)
Accretion on convertible preferred stock	(7)	(841)	(29)	(819)
Accretion on redeemable common stock	9	(9)	21	(21)
Allocated net loss attributable to common stockholders, basic	$(3)	$(1,465)	$(1,301)	$(36,958)
Denominator:
Weighted average common shares outstanding, basic	252,500	28,514,423	562,500	15,716,376
Net loss per share attributable to common stockholders, basic	$(0.01)	$(0.05)	$(2.31)	$(2.35)

	Three Months Ended June 30,
	2026	2026	2025	2025
	Redeemable Common Stock	Common Stock	Redeemable Common Stock	Common Stock
Numerator:
Allocation of net loss attributable to common stockholders	$(5)	$(615)	$(1,293)	$(36,118)
Accretion on convertible preferred stock	(7)	(841)	(29)	(819)
Accretion on redeemable common stock	9	(9)	21	(21)
Effect of dilutive securities	—	—	—	—
Allocated net loss attributable to common stockholders, diluted	$(3)	$(1,465)	$(1,301)	$(36,958)
Denominator:
Weighted average common shares outstanding, basic	252,500	28,514,423	562,500	15,716,376
Effect of dilutive securities	—	—	—	—
Weighted average common shares outstanding, diluted	252,500	28,514,423	562,500	15,716,376
Net loss per share attributable to common stockholders, diluted	$(0.01)	$(0.05)	$(2.31)	$(2.35)

	Six Months Ended June 30,
	2026	2026	2025	2025
	Redeemable Common Stock	Common Stock	Redeemable Common Stock	Common Stock
Numerator:
Allocation of net loss attributable to common stockholders	$(42)	$(3,824)	$(1,183)	$(32,701)
Accretion on convertible preferred stock	(18)	(1,678)	(59)	(1,637)
Accretion on redeemable common stock	22	(22)	42	(42)
Allocated net loss attributable to common stockholders, basic	$(38)	$(5,524)	$(1,200)	$(34,380)
Denominator:
Weighted average common shares outstanding, basic	307,610	27,968,200	562,500	15,550,751
Net loss per share attributable to common stockholders, basic	$(0.12)	$(0.20)	$(2.13)	$(2.21)

	Six Months Ended June 30,
	2026	2026	2025	2025
	Redeemable Common Stock	Common Stock	Redeemable Common Stock	Common Stock
Numerator:
Allocation of net loss attributable to common stockholders	$(42)	$(3,824)	$(1,183)	$(32,701)
Accretion on convertible preferred stock	(18)	(1,678)	(59)	(1,637)
Accretion on redeemable common stock	22	(22)	42	(42)
Effect of dilutive securities	—	(2,520)	—	—
Allocated net loss attributable to common stockholders, diluted	$(38)	$(8,044)	$(1,200)	$(34,380)
Denominator:
Weighted average common shares outstanding, basic	307,610	27,968,200	562,500	15,550,751
Effect of dilutive securities	—	109,138	0	—
Weighted average common shares outstanding, diluted	307,610	28,077,338	562,500	15,550,751
Net loss per share attributable to common stockholders, diluted	$(0.12)	$(0.29)	$(2.13)	$(2.21)

The following table summarizes the common stock equivalents of potentially dilutive outstanding securities excluded from the computation of diluted net loss per share due to their anti-dilutive effect:

	June 30,
	2026	2025
Stock options	94,321	377,012
RSUs	2,000,155	1,361,548
PSUs	104,165	56,391
ESPP shares committed	60,532	44,243
Common stock warrants	1,398,878	10,709,330
Preferred stock	2,872,668	2,872,668
Total	6,530,719	15,421,192

The Company’s 200,536 unvested earnout shares were excluded from the calculation of basic and diluted per share calculations as the vesting conditions have not yet been met as of June 30, 2026.

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

The CODM considers the impact of the significant segment expenses on net income (loss), which are the same expenses presented on the unaudited condensed consolidated statements of operations and comprehensive income (loss), with the impact of stock-based compensation removed from the operating expense categories and presented separately when making operating decisions.

The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. The CODM does not review segment assets at a level other than that presented in the Company's unaudited condensed consolidated balance sheets.

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$28,156	$24,246	$45,995	$41,709
United Kingdom	1,771	697	3,532	2,122
Other	3,938	1,120	6,794	3,787
Total revenue	$33,865	$26,063	$56,321	$47,618

Other than the United States, no individual country exceeded 10% of total revenue for the three or six months ended June 30, 2026 and June 30, 2025.

The Company’s long-lived assets are composed of property and equipment and right of use assets, net, and are summarized by geographic area as follows:

	June 30, 2026	December 31, 2025
United States	$201	$207
International	668	157
Total long-lived assets, net	$869	$364

Note 11. Revision of Previously Issued Financial Statements and Financial Information

The consolidated financial statements for the years ended December 31, 2024 and December 31, 2025 as well as the unaudited condensed consolidated financial statements for the interim periods ended March 31, 2025, June 30, 2025, September 30, 2025, and March 31, 2026 have been revised to correct for prior period errors as discussed in Note 1. Basis of Presentation. The following tables reflect the impact of the revision to the specific line items presented in our previously reported financial information for the periods impacted by the revision. The Company intends to reflect the revisions to the interim and annual periods in its 2026 quarterly reports to be filed on Form 10-Q and annual report to be filed on Form 10-K, as applicable. There is no impact to net cash provided by/used in operating activities, investing activities, or financing activities in the consolidated statements of cash flows for the applicable periods.

Impacts to Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31, 2025
	As Reported	Adjustments	As Revised
Revenue - hardware	$100,838	$451	$101,289
Total revenue	105,708	451	106,159
Gross profit	53,533	451	53,984
General and administrative	29,245	(300)	28,945
Sales and marketing	18,473	(9)	18,464
Research and development	14,076	(85)	13,991
Total operating expenses	61,794	(394)	61,400
Operating loss	(8,261)	845	(7,416)
Loss before income tax provision	(39,650)	845	(38,805)
Net loss and comprehensive loss	(39,678)	845	(38,833)
Net (loss) per share attributable to redeemable common stockholders - basic and diluted	$(2.16)	$0.04	$(2.12)
Net (loss) per share attributable to common stockholders - basic and diluted	$(2.31)	$0.04	$(2.27)

	Year Ended December 31, 2024
	As Reported	Adjustments	As Revised
Revenue - hardware	$78,056	$(648)	$77,408
Total revenue	78,056	(648)	77,408
Gross profit	39,308	(648)	38,660
General and administrative	33,967	(25)	33,942
Sales and marketing	15,760	(14)	15,746
Research and development	9,801	(116)	9,685
Total operating expenses	59,528	(155)	59,373
Operating loss	(20,220)	(493)	(20,713)
Interest expense, net	(1,630)	325	(1,305)
Total other income (expense), net	7,738	325	8,063
Loss before income tax provision	(12,482)	(168)	(12,650)
Net loss and comprehensive loss	(12,536)	(168)	(12,704)
Net (loss) per share attributable to redeemable common stockholders - basic and diluted	$(1.42)	$(0.02)	$(1.44)
Net (loss) per share attributable to common stockholders - basic and diluted	$(1.57)	$(0.02)	$(1.59)

	Three Months Ended March 31, 2026
	As Reported	Adjustments	As Revised
General and administrative	$9,302	$(54)	$9,248
Sales and marketing	4,473	(1)	4,472
Research and development	3,956	(35)	3,921
Total operating expenses	17,731	(90)	17,641
Operating loss	(5,492)	90	(5,402)
Loss before income tax provision	(3,329)	90	(3,239)
Net loss and comprehensive loss	(3,336)	90	(3,246)
Net income (loss) per share attributable to redeemable common stockholders - basic	$(0.12)	$0.01	$(0.11)
Net income (loss) per share attributable to redeemable common stockholders - diluted	$(0.12)	$0.01	$(0.11)
Net income (loss) per share attributable to common stockholders - diluted	$(0.25)	$0.01	$(0.24)

	Three Months Ended March 31, 2025
	As Reported	Adjustments	As Revised
Revenue - hardware	$20,704	$451	$21,155
Total revenue	21,104	451	21,555
Gross profit	11,326	451	11,777
General and administrative	7,092	(25)	7,067
Sales and marketing	4,002	(2)	4,000
Research and development	2,903	(24)	2,879
Total operating expenses	13,997	(51)	13,946
Operating loss	(2,671)	502	(2,169)
Income before income tax provision	3,037	502	3,539
Net income and comprehensive income	3,025	502	3,527
Net income (loss) per share attributable to redeemable common stockholders - basic	$0.15	$0.02	$0.17
Net income (loss) per share attributable to redeemable common stockholders - diluted	$0.15	$0.02	$0.17
Net income (loss) per share attributable to common stockholders - basic	$0.11	$0.03	$0.14
Net income (loss) per share attributable to common stockholders - diluted	$0.11	$0.03	$0.14

	Three Months Ended June 30, 2025
	As Reported	Adjustments	As Revised
General and administrative	$7,228	$(209)	$7,019
Sales and marketing	4,318	(3)	4,315
Research and development	3,753	(24)	3,729
Total operating expenses	15,299	(236)	15,063
Operating loss	(1,919)	236	(1,683)
Loss before income tax provision	(37,614)	236	(37,378)
Net loss and comprehensive loss	(37,647)	236	(37,411)
Net (loss) per share attributable to redeemable common stockholders - basic and diluted	$(2.33)	$0.02	$(2.31)
Net (loss) per share attributable to common stockholders - basic and diluted	$(2.37)	$0.02	$(2.35)

	Six Months Ended June 30, 2025
	As Reported	Adjustments	As Revised
Revenue - hardware	$45,904	$451	$46,355
Total revenue	47,167	451	47,618
Gross profit	24,706	451	25,157
General and administrative	14,320	(234)	14,086
Sales and marketing	8,320	(5)	8,315
Research and development	6,656	(48)	6,608
Total operating expenses	29,296	(287)	29,009
Operating loss	(4,590)	738	(3,852)
Loss before income tax provision	(34,577)	738	(33,839)
Net loss and comprehensive loss	(34,622)	738	(33,884)
Net (loss) per share attributable to redeemable common stockholders - basic and diluted	$(2.18)	$0.05	$(2.13)
Net (loss) per share attributable to common stockholders - basic and diluted	$(2.26)	$0.05	$(2.21)

	Three Months Ended September 30, 2025
	As Reported	Adjustments	As Revised
General and administrative	$6,273	$(33)	$6,240
Sales and marketing	4,926	(2)	4,924
Research and development	3,785	(18)	3,767
Total operating expenses	14,984	(53)	14,931
Operating income	1,216	53	1,269
Income before income tax provision	4,143	53	4,196
Net income and comprehensive income	4,134	53	4,187
Net (loss) per share attributable to common stockholders - diluted	$(0.06)	$0.01	$(0.05)

	Nine Months Ended September 30, 2025
	As Reported	Adjustments	As Revised
Revenue - hardware	$76,379	$451	$76,830
Total revenue	79,155	451	79,606
Gross profit	40,906	451	41,357
General and administrative	20,593	(268)	20,325
Sales and marketing	13,246	(7)	13,239
Research and development	10,441	(65)	10,376
Total operating expenses	44,280	(340)	43,940
Operating loss	(3,374)	791	(2,583)
Loss before income tax provision	(30,434)	791	(29,643)
Net loss and comprehensive loss	(30,488)	791	(29,697)
Net income (loss) per share attributable to redeemable common stockholders - basic	$(1.91)	$0.05	$(1.86)
Net income (loss) per share attributable to redeemable common stockholders - diluted	$(1.91)	$0.05	$(1.86)
Net income (loss) per share attributable to common stockholders - basic	$(2.03)	$0.05	$(1.98)
Net (loss) per share attributable to common stockholders - diluted	$(2.03)	$0.05	$(1.98)

Impacts to Consolidated Balance Sheets

	December 31, 2024
	As Reported	Adjustments	As Revised
Accounts receivable	$12,136	$(34)	$12,102
Total current assets	46,113	(34)	46,079
Total assets	49,515	(34)	49,481
Accrued and other expenses	16,378	593	16,971
Total current liabilities	36,429	593	37,022
Total liabilities	66,329	593	66,922
Additional paid-in capital	238,442	(450)	237,992
Accumulated deficit	(268,195)	(177)	(268,372)
Total stockholders' equity (deficit)	(29,751)	(627)	(30,378)
Total liabilities, mezzanine equity, and stockholders' equity (deficit)	49,515	(34)	49,481

	March 31, 2025
	As Reported	Adjustments	As Revised
Accrued and other expenses	$16,478	$188	$16,666
Total current liabilities	40,695	188	40,883
Total liabilities	63,397	188	63,585
Additional paid-in capital	239,362	(513)	238,849
Accumulated deficit	(265,170)	325	(264,845)
Total stockholders' equity (deficit)	(25,806)	(188)	(25,994)

	June 30, 2025
	As Reported	Adjustments	As Revised
Additional paid-in capital	$243,659	$(561)	$243,098
Accumulated deficit	(302,817)	561	(302,256)

	September 30, 2025
	As Reported	Adjustments	As Revised
Additional paid-in capital	$244,538	$(614)	$243,924
Accumulated deficit	(298,683)	614	(298,069)

	December 31, 2025
	As Reported	Adjustments	As Revised
Additional paid-in capital	$326,912	$(668)	$326,244
Accumulated deficit	(307,873)	668	(307,205)

	March 31, 2026
	As Reported	Adjustments	As Revised
Additional paid-in capital	$332,217	$(758)	$331,459
Accumulated deficit	(311,209)	758	(310,451)

Impacts to Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit)

	As reported			Adjustments			As Revised
	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2023	$218,127	$(255,659)	$(37,531)	$(219)	$(9)	$(227)	$217,908	$(255,668)	$(37,758)
Stock-based compensation	8,717	—	8,717	(232)	—	(232)	8,485	—	8,485
Net income (loss)	—	(12,536)	(12,536)	—	(168)	(168)	—	(12,704)	(12,704)
Balance as of December 31, 2024	238,442	(268,195)	(29,751)	(450)	(177)	(627)	237,992	(268,372)	(30,378)
Stock-based compensation	1,684	—	1,684	(63)	—	(63)	1,621	—	1,621
Net income (loss)	—	3,025	3,025	—	502	502	—	3,527	3,527
Balance as of March 31, 2025	239,362	(265,170)	(25,806)	(513)	325	(188)	238,849	(264,845)	(25,994)
Stock-based compensation	1,588	—	1,588	(49)	—	(49)	1,539	—	1,539
Net income (loss)	—	(37,647)	(37,647)	—	236	236	—	(37,411)	(37,411)
Balance as of June 30, 2025	243,659	(302,817)	(59,156)	(561)	561	—	243,098	(302,256)	(59,156)
Stock-based compensation	1,306	—	1,306	(53)	—	(53)	1,253	—	1,253
Net income (loss)	—	4,134	4,134	—	53	53	—	4,187	4,187
Balance as of September 30, 2025	244,538	(298,683)	(54,143)	(614)	614	—	243,924	(298,069)	(54,143)
Stock-based compensation	4,867	—	4,867	(55)	—	(55)	4,812	—	4,812
Net income (loss)	—	(9,190)	(9,190)	—	54	54	—	(9,136)	(9,136)
Balance as of December 31, 2025	326,912	(307,873)	19,042	(668)	668	—	326,244	(307,205)	19,042
Stock-based compensation	3,542	—	3,542	(90)	—	(90)	3,452	—	3,452
Net income (loss)	—	(3,336)	(3,336)	—	90	90	—	(3,246)	(3,246)
Balance as of March 31, 2026	$332,217	$(311,209)	$21,011	$(758)	$758	$—	$331,459	$(310,451)	$21,011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K and Form 10-K/A. Certain statements we make under the following discussion and analysis constitute “forward-looking statements” under the Reform Act. See “Cautionary Note Regarding Forward-Looking Statements” in this Report. You should consider our forward-looking statements in light of the risks discussed in our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this Report, the section entitled “Risk Factors” in our Form 10-K, Form 10-K/A and this Report, and our other filings with the SEC. Note that amounts included in the following discussion and analysis are presented in thousands and may not sum due to rounding. Also note that reported amounts reflect the revisions discussed in Note 11 to the consolidated financial statements as applicable.
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

Cost of Revenue

Cost of revenue consists of product costs, including contract manufacturing, shipping and handling, depreciation and amortization relating to tooling and manufacturing equipment and capitalized internally developed software, warranty replacement, fulfillment costs, warehousing, hosting and platform costs, and reserves for excess and obsolete inventory. Cost of revenue associated with Owlet360 mainly consists of app store distribution fees and amortization relating to capitalized internally developed software.

Operating Expenses

General and Administrative. General and administrative expenses consist primarily of salaries, benefits, stock-based compensation, and bonuses for finance and accounting, legal, human resources, operations, quality and administrative executives and employees; third-party legal, accounting, customer service, software, and other professional services; corporate travel and entertainment; depreciation and amortization of property and equipment, litigation settlement costs, insurance loss recovery, and facilities rent.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, benefits, stock-based compensation, and bonuses for sales and marketing employees and contractors; third-party marketing expenses such as social media and search engine marketing, retail marketing, email marketing, and print marketing.

Research and Development. Research and development expenses consist primarily of salaries, benefits, stock-based compensation, and bonuses for employees and contractors engaged in the design, development, maintenance, and testing of our products, platforms and services, including quality and clinical testing. In addition, research and development expenses that qualify as internal-use software development costs are capitalized, reducing the expenses software development costs incurred in the period, and the amount capitalized may fluctuate significantly from period to period.

In addition, from time to time, our operating expenses include restructuring costs. Restructuring costs in the periods presented primarily related to employee severance in connection with our CEO transition in April 2026 and, to a lesser extent, management-approved plans designed to improve our cost structure and/or operations, such as our previously-announced decision to exit lower-margin, high-burden revenue streams in non-core geographies and new channels. Restructuring expenses consist of employee severance costs, contract termination costs and certain other exit costs to improve our cost structure in the future.
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

Other Income (Expense), Net. Other income (expense), net includes our net gain (loss) on foreign exchange transactions, net gain (loss) on insurance claim proceeds, and interest income on tariff refunds.

Loss on debt extinguishment. Excess of the reacquisition price paid to settle debt over its net carrying value.

Income Tax Provision. Income tax provision consists primarily of U.S. federal and state income taxes related to the tax jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our results of operations for the periods, indicated in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Hardware	$30,645	$25,200	$50,424	$46,355
Subscription	3,220	863	5,897	1,263
Total revenue	33,865	26,063	56,321	47,618
Cost of revenue:
Hardware	11,023	12,453	20,367	22,079
Subscription	1,019	230	1,892	382
Total cost of revenue	12,042	12,683	22,259	22,461
Gross profit	21,823	13,380	34,062	25,157
Operating expenses:
General and administrative	9,570	7,019	18,818	14,086
Sales and marketing	5,950	4,315	10,422	8,315
Research and development	4,563	3,729	8,484	6,608
Total operating expenses	20,083	15,063	37,724	29,009
Operating income (loss)	1,740	(1,683)	(3,662)	(3,852)
Other income (expense):
Interest expense, net	(707)	(979)	(1,390)	(1,970)
Common stock warrant liability adjustment	(105)	(34,753)	2,520	(28,066)
Other income (expense), net	671	37	892	49
Loss on debt extinguishment	(2,209)	—	(2,209)	—
Total other income (expense), net	(2,350)	(35,695)	(187)	(29,987)
Loss before income tax provision	(610)	(37,378)	(3,849)	(33,839)
Income tax provision	(10)	(33)	(17)	(45)
Net loss and comprehensive loss	$(620)	$(37,411)	$(3,866)	$(33,884)
Accretion on convertible preferred stock	(848)	(848)	(1,696)	(1,696)
Allocation of accretion on convertible preferred stock to redeemable common stock	7	29	18	59
Accretion on redeemable common stock	(9)	(21)	(22)	(42)
Allocation of net loss attributable to redeemable common stockholders	5	1,293	42	1,183
Net loss attributable to redeemable common stockholders	$(3)	$(1,301)	$(38)	$(1,200)
Net loss attributable to common stockholders	$(1,465)	$(36,958)	$(5,524)	$(34,380)

Net loss per share attributable to redeemable common stockholders
Basic	$(0.01)	$(2.31)	$(0.12)	$(2.13)
Diluted	$(0.01)	$(2.31)	$(0.12)	$(2.13)
Weighted-average number of shares outstanding used to compute net loss per share attributable to redeemable common stockholders
Basic	252,500	562,500	307,610	562,500
Diluted	252,500	562,500	307,610	562,500

Net loss per share attributable to common stockholders
Basic	$(0.05)	$(2.35)	$(0.20)	$(2.21)
Diluted	$(0.05)	$(2.35)	$(0.29)	$(2.21)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders
Basic	28,514,423	15,716,376	27,968,200	15,550,751
Diluted	28,514,423	15,716,376	28,077,338	15,550,751

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Hardware	$30,645	$25,200	$5,445	21.6%	$50,424	$46,355	$4,069	8.8%
Subscription	3,220	863	2,357	273.1%	5,897	1,263	4,634	366.9%
Total revenue	33,865	26,063	7,802	29.9%	56,321	47,618	8,703	18.3%

The increase in hardware revenue for the three months ended June 30, 2026 was primarily due to approximately $6,800 impact reflecting an increase in consumer demand as compared to the prior year, partially offset by approximately $1,300 increase in discounts and returns associated with higher sales volume.

The increase in subscription revenue for the three months ended June 30, 2026 was due to an increase in subscribers for our Owlet360 service and higher average revenue per user.

The increase in hardware revenue for the six months ended June 30, 2026 was driven by an approximately $4,300 increase attributable to higher consumer demand compared to the prior year period, partially offset by an approximately $200 increase in discounts and returns resulting from the timing of promotional load-in dates and higher sales volume.

The increase in subscription revenue for the six months ended June 30, 2026 was due to an increase in subscribers for our Owlet360 service and higher average revenue per user.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Cost of revenue:
Hardware	$11,023	$12,453	$(1,430)	(11.5%)	$20,367	$22,079	$(1,712)	(7.8%)
Subscription	1,019	230	789	343.0%	1,892	382	1,510	395.3%
Total cost of revenue	12,042	12,683	(641)	(5.1%)	22,259	22,461	(202)	(0.9%)
Gross profit:
Hardware	19,622	12,747	6,875	53.9%	30,057	24,276	5,781	23.8%
Subscription	2,201	633	1,568	247.7%	4,005	881	3,124	354.6%
Total gross profit	21,823	13,380	8,443	63.1%	34,062	25,157	8,905	35.4%
Gross margin:
Hardware	64.0%	50.6%			59.6%	52.4%
Subscription	68.4%	73.3%			67.9%	69.8%
Total gross margin	64.4%	51.3%			60.5%	52.8%

The decrease in hardware cost of revenue for the three months ended June 30, 2026 was primarily due to the impact of tariff refunds, partially offset by an increase in product sales. The increase in hardware gross margin was primarily due to the impact of tariff refunds, favorable product mix, and favorable fixed cost absorption.

The increase in subscription cost of revenue for the three months ended June 30, 2026 was primarily due to increased subscriptions to our Owlet360 service. The decrease in subscription gross margin is attributable to higher app store distribution fees.

The decrease in hardware cost of revenue for the six months ended June 30, 2026 was primarily due to the impact of tariff refunds, partially offset by an increase in product sales. The increase in hardware gross margin was primarily due to the impact of tariff refunds, favorable product mix, and favorable fixed cost absorption.

The increase in subscription cost of revenue for the six months ended June 30, 2026 was primarily due to increased subscriptions to our Owlet360 service. The decrease in subscription gross margin is attributable to higher app store distribution fees.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
General and administrative	$9,570	$7,019	$2,551	36.3%	$18,818	$14,086	$4,732	33.6%

The increase for the three months ended June 30, 2026 was driven primarily by approximately $1,400 of stock-based compensation, a substantial portion of which was associated with the CEO transition in April 2026, approximately $600 in restructuring costs related to our CEO transition in April 2026 and the previously-announced reprioritization of core geographies and revenue channels, approximately $200 in bad debt expense with the remainder attributable to other normal course of business items.

The increase for the six months ended June 30, 2026 was driven primarily by approximately $2,700 of stock-based compensation, a substantial portion of which was associated with the CEO transition in April 2026, approximately $700 in increases of headcount related expenses, including salaries and benefits, and approximately $600 in restructuring costs related to our CEO transition in April 2026 and previously-announced reprioritization of core geographies and revenue channels with the remainder attributable to other normal course of business items.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Sales and marketing	$5,950	$4,315	$1,635	37.9%	$10,422	$8,315	$2,107	25.3%

The increase for the three months ended June 30, 2026 was driven primarily by approximately $1,500 in expanded retail marketing spend due to a shift in timing of large promotional event from the third quarter to the second quarter 2025, and approximately $100 in increased stock-based compensation.

The increase for the six months ended June 30, 2026 was driven primarily by approximately $1,700 in expanded retail marketing spend due to a shift in timing of large promotional event from the third quarter to the second quarter, and approximately $200 in increased stock-based compensation.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Research and development	$4,563	$3,729	$834	22.4%	$8,484	$6,608	$1,876	28.4%

The increase for the three months ended June 30, 2026 was driven primarily by approximately $1,100 in higher personnel costs, approximately $300 in stock-based compensation, and approximately $100 in restructuring costs related the previously-announced reprioritization of core geographies. These increases were partially offset primarily by approximately $700 decrease due to decreased regulatory testing and geographic expansion costs and an increase in capitalized internally developed software costs.

The increase for the six months ended June 30, 2026 was driven primarily by approximately $1,900 in higher personnel costs, approximately $700 in stock-based compensation, and approximately $100 in restructuring costs related the previously-announced reprioritization of core geographies. These increases were partially offset primarily by approximately $800 decrease due to decreased regulatory testing and geographic expansion costs and an increase in capitalized internally developed software costs.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Interest expense, net	$(707)	$(979)	$272	(27.8%)	$(1,390)	$(1,970)	$580	(29.4%)
Common stock warrant liability adjustment	(105)	(34,753)	34,648	(99.7%)	2,520	(28,066)	30,586	(109.0%)
Other income (expense), net	671	37	634	1713.5%	892	49	843	1720.4%
Loss on debt extinguishment	(2,209)	—	(2,209)	NM*	(2,209)	—	(2,209)	NM*
*Not meaningful ("NM").

The decrease in interest expense for the three and six months ended June 30, 2026 was driven primarily by a decrease in loan commitment amortization related to the WTI term loan facility due to the last loan commitment period ending in November 2025.

Fluctuations in our common stock warrant liability adjustment for the three and six months ended June 30, 2026 represents a significantly reduced magnitude of period-over-period fair value remeasurement of liability-classified common stock warrants as a result of the October 2025 warrant exchange.

Changes in other income (expense) for the three and six months ended June 30, 2026 were driven primarily by gains from insurance proceeds and interest income related to tariff refunds.

Loss on debt extinguishment for the three and six months ended June 30, 2026 was due to the extinguishment of the WTI term loan facility and ABL Line of Credit, of which $1,472 was due to the write-off of unamortized debt financing costs and unamortized loan commitment assets previously capitalized on the unaudited condensed consolidated balance sheets.

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

Adjusted EBITDA is defined as net loss adjusted for income tax provision, interest expense, net, depreciation and amortization, impairment of intangible assets, common stock warrant liability adjustment, stock-based compensation, charges related to certain legal matters, restructuring costs, and loss on debt extinguishment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
GAAP net loss	$(620)	$(37,411)	$(3,866)	$(33,884)
Income tax provision	10	33	17	45
Interest expense, net	707	979	1,390	1,970
Depreciation and amortization	211	109	396	228
Impairment of intangible assets	16	15	17	20
Common stock warrant liability adjustment	105	34,753	(2,520)	28,066
Stock-based compensation	3,323	1,539	6,723	3,134
Charges related to certain legal matters	—	463	49	1,368
Restructuring costs	716	—	716	—
Loss on debt extinguishment	2,209	—	2,209	—
Non-GAAP Adjusted EBITDA	$6,677	$480	$5,131	$947

Liquidity and Capital Resources

We fund our operations primarily with proceeds from issuances of our equity securities, borrowings under our loan facility, and sales of our products and services. As of June 30, 2026, we had cash and cash equivalents of $30,948, and additional availability of $7,531 on our line of credit. We believe our existing cash and cash equivalent balances, cash flows from operations, and borrowing capacity under our asset-based revolving credit agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should we be unable to continue as a going concern. There can be no assurance that we will generate sufficient future cash flows from operations due to potential factors, including but not limited to inflation, recession, or reduced demand for our products. If revenue decreases from current levels, we may be unable to further reduce costs, or such reductions may limit our ability to pursue strategic initiatives and grow revenue in the future. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in increased dilution to our stockholders. If we were to incur additional debt financing, it would result in increased debt service obligations and the instruments governing such debt could require additional operating and financing covenants that would restrict our operations.

Tariffs announced in 2025 have adversely impacted our cost of goods sold and gross margins and may continue to affect cash flows if elevated tariff rates persist. In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). As a result of this ruling, we were eligible for a refund of tariffs previously paid on imported goods. During the three months ended June 30, 2026, we received $3,960 in IEEPA tariff refunds. Of this amount, $3,526 was recorded as a reduction to cost of goods sold for inventory sold, $205 was recorded as a reduction in the carrying value of inventory, and $229 was recorded as a component of other income (expense), net on the unaudited condensed consolidated statement of operations and comprehensive income (loss). The scope, duration, and impact of future tariff policies remain uncertain and could adversely affect our business, financial condition, results of operations, and cash flows. We will continue to monitor developments in this area and take actions to mitigate potential impacts as appropriate.

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

Wells Fargo Line of Credit

On June 26, 2026, we entered into a 3-year $25,000 secured asset-based revolving credit agreement with Wells Fargo Bank, National Association (“Revolving Facility”) that includes a $10,000 accordion feature under which the Revolving Facility may be expanded by agreement of the parties from up to $25,000 to up to $35,000 (in minimum increments of at least $5,000). Loans and other obligations under the Revolving Facility bear interest at a rate per annum equal to the daily Secured Overnight Financing Rate plus a margin of 2.00% or 2.25% depending on the monthly average excess availability under the Revolving Facility. The Credit Agreement requires that we comply with certain covenants, including that we (i) maintain at least $7,500 of liquidity at all times, and (ii) achieve certain minimum EBITDA thresholds specified in the Revolving Facility.

As of June 30, 2026, we had borrowings of $17,063 outstanding under the Revolving Facility. The outstanding borrowings as of June 30, 2026 were repaid to Wells Fargo in July 2026. The remaining borrowing capacity under the Revolving Facility was $7,531 as of June 30, 2026.

As of June 30, 2026, we were in compliance with all covenants under the Credit Agreement.

WTI Loan Facility

On June 26, 2026, in connection with our entry into the Revolving Facility, we repaid all outstanding borrowings under the WTI Loan Facility using proceeds from borrowings under the Revolving Facility, and terminated the WTI Loan Facility. We recognized a loss on extinguishment of $1,605 in connection with the extinguishment on the unaudited condensed consolidated statement of operations and comprehensive income (loss), of which $1,098 was due to the write-off of unamortized debt financing costs previously capitalized on the unaudited condensed consolidated balance sheets.

ABL Line of Credit

On June 26, 2026, in connection with our entry into the Revolving Facility, we terminated the ABL Line of Credit. We recognized a loss on extinguishment of $604 in connection with the extinguishment on the unaudited condensed consolidated statement of operations and comprehensive income (loss), of which $374 was due to the write-off of unamortized loan commitment assets previously capitalized on the unaudited condensed consolidated balance sheets.

Financed Insurance Premium

In 2025, the Company renewed a number of its insurance policies and entered into several new short-term commercial premium finance agreements with premium finance companies to be paid within one year. As of June 30, 2026, there was no remaining balance outstanding related to these agreements.

Cash Flows

The following table summarizes our cash flow (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(5,141)	$(8,170)
Net cash used in investing activities	(1,356)	(199)
Net cash provided by financing activities	2,034	9,865
Net change in cash, cash equivalents, and restricted cash	$(4,463)	$1,496

Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $5,141 as compared to net cash used in operating activities of $8,170 in the prior year. The positive change in operating cash flows was primarily driven by a significant improvement in net loss that was largely offset by an unfavorable swing in the non-cash fair value adjustment on our common stock warrant liability. The improvement also reflected positive impacts from a $2,209 loss on debt extinguishment related to the June 2026 debt refinancing and $3,589 higher stock-based compensation expense, partially offset by a net unfavorable change in operating assets and liabilities, primarily due to a smaller source of cash from accounts payable and accrued expenses.

Investing Activities

For both the six months ended June 30, 2026 and June 30, 2025, we used $1,356 and $199 respectively, to invest in various projects, primarily for the development and enhancement of our subscription app.

Financing Activities

For the six months ended June 30, 2026 and June 30, 2025, net cash provided by financing activities was $2,034 and $9,865, respectively. The decrease is primarily driven by the repayment of long-term borrowings, related to the June 2026 debt refinancing.

Critical Accounting Policies and Estimates

There have been no material changes from the critical accounting policies and estimates disclosed in our Form 10-K and Form 10-K/A, other than policies disclosed in this Report.

Recent Tax Legislation

The One Big Beautiful Bill Act of 2025 (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA makes changes to the U.S. corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The Company determined that the OBBBA did not have a material impact on the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026. The Act includes multiple effective dates, with certain provisions effective in 2026 and 2027. The Company will continue to evaluate the impact of these provisions on our 2026 and subsequent financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of June 30, 2026, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.
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

Remediation of Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

As previously reported in our Form 10-Q for the period ending March 31, 2026, we identified material weaknesses in our internal control over financial reporting. The material weaknesses previously identified included the following:

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

In response to these identified material weaknesses, our management, with the oversight of the Audit Committee of our board of directors, has been actively engaged in remediating the above material weaknesses. During the year ended December 31, 2025, we implemented remediation measures designed to remediate these material weaknesses, including the following:

•Implemented controls over the identification of significant debt and equity arrangements as well as stock-based compensation modifications. For any identified transactions, the Company implemented controls to review a technical accounting analysis to assess appropriate accounting and disclosure implications.

•Implemented applicable IT general controls for information systems that are relevant to the preparation of our consolidated financial statements, specifically covering user access, program development, program change management, computer operations, and review of SOC 1 reports for relevant third-party service providers.

Management has concluded that the remediation measures described above related to the accounting for debt and equity arrangements, including stock-based compensation modifications, and the IT general controls have been designed, implemented, and have operated effectively for a sufficient period of time for management to conclude, based on the results of our testing over the design and operating effectiveness of these controls, that the previously identified material weaknesses have been remediated as of June 30, 2026.

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

We believe we have designed and implemented the internal controls necessary to remediate the material weakness related to the accuracy and existence of inventory. During the quarter ended June 30, 2026, we continued to operate and monitor performance of these remediation controls. In addition, during the quarter ended June 30, 2026, we continued to design internal controls to address the material weakness related to accrued liabilities.

We believe we have designed and implemented the internal controls necessary to remediate the material weakness over the segregation of duties related to journal entries. During the quarter ended June 30, 2026, we continued to operate and monitor performance of the related remediation controls.

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

Changes in Internal Control over Financial Reporting

As described in the “Remediation Plan” above, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.

From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. We evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigations or other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage to our reputation, and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement agreement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results.

On August 3, 2026, the U.S. District Court for the Central District of California entered final orders granting final approval of the settlements in both the consolidated securities class action (Butala v. Owlet, Inc., Case No. 2:21-cv-09016-FLA-SSC) and the consolidated shareholder derivative action (Vargas v. Workman, et al., Case No. 2:24-cv-07258-FLA-PVC), fully resolving and dismissing both matters with prejudice.

For a detailed description of these finalized settlements and our general legal proceedings, see Note 5, Commitments and Contingencies, within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report, which is incorporated herein by reference.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities for the three months ended June 30, 2026 not previously reported on a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.

(b) None.

(c) On June 15, 2026, Amanda Twede Crawford, Chief Financial Officer of the Company, entered into a Rule 10b5-1 trading arrangement (the "10b5-1 Plan"). Ms. Crawford's 10b5-1 Plan provides for the potential sale of up to 162,288 shares of the Company's common stock. The plan commences on September 14, 2026, is intended to satisfy the affirmative defense of Rule 10b5-1(c), and will terminate on the earlier of the date all the shares under the plan are sold or December 31, 2027.

During the three months ended June 30, 2026, none of the Company's other directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Credit Agreement between the Company and Wells Fargo Bank, NA	8-K	001-39516	10.1	07/01/2026
10.2+	Separation and Release Agreement between the Company and Jonathan Harris, President and Chief Executive Officer	8-K	001-39516	10.1	04/06/2026
10.3+	Offer Letter between the Company and Kurt Workman, Co-Founder, President and Chief Executive Officer	8-K	001-39516	10.2	04/06/2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith
**Furnished herewith.
Each management contract and compensatory plan has been marked with a plus symbol (+).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owlet, Inc.

Date: August 14, 2026	By:	/s/ Kurt Workman
	Name:	Kurt Workman
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Amanda Crawford
	Name:	Amanda Crawford
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)