Form 10-Q
period 2026-09-30
Owlet, Inc.
filed 2026-11-13
CIK 1816708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 9, 2026, the registrant had 29,889,307 shares of common stock, $0.0001 par value per share, outstanding.

2

3

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, our liquidity, capital resources, runway, compliance with covenants, and our ability to continue as a going concern, the expected costs, timing and effects of our camera cable guard safety update and stop sale, our ability to remediate our material weaknesses, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of risks, uncertainties and assumptions described in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”). These forward-looking statements are subject to numerous risks, including, without limitation, the following:

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

•Our estimated costs and net revenue, gross margin and cash flows impacts associated with the camera cable guard safety update and stop sale we initiated in November 2026 may differ materially from actual results, and the event leading to this development and the actions taken in response thereto may adversely affect demand for our products, subject us to regulatory action and product liability claims, and harm to our brand, reputation, and our relationships with retailers.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Owlet, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$31,629	$35,461
Restricted cash	300	5,550
Accounts receivable, net of allowance for credit losses of $607 and $723, respectively	28,651	22,931
Inventory	16,273	15,291
Prepaid expenses and other current assets	3,319	2,684
Total current assets	80,172	81,917
Property and equipment, net	1,170	295
Intangible assets, net	2,063	1,391
Other assets	2,257	2,028
Total assets	$85,662	$85,631
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,984	$11,967
Accrued and other expenses	15,278	19,427
Current portion of deferred revenue	3,634	2,282
Line of credit	11,010	6,932
Current portion of long-term and other debt	—	3,635
Total current liabilities	41,906	44,243
Long-term debt, net	—	2,463
Common stock warrant liabilities	610	3,273
Other long-term liabilities	113	197
Total liabilities	42,629	50,176
Commitments and contingencies (Note 5)
Mezzanine equity:
Series A convertible preferred stock, $0.0001 par value, 11,479 and 11,479 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	8,651	7,151
Series B convertible preferred stock, $0.0001 par value; 9,250 and 9,250 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	5,888	4,844
Redeemable common stock, 252,500 and 562,500 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,010	4,418
Total mezzanine equity	16,549	16,413
Stockholders’ equity:
Common stock, $0.0001 par value, 107,142,857 shares authorized as of September 30, 2026 and December 31, 2025; 29,000,596 and 26,945,426 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	336,128	326,244
Accumulated deficit	(309,647)	(307,205)
Total stockholders’ equity	26,484	19,042
Total liabilities, mezzanine equity, and stockholders' equity	$85,662	$85,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Hardware	$26,840	$30,475	$77,264	$76,830
Subscription	3,587	1,513	9,484	2,776
Total revenue	30,427	31,988	86,748	79,606
Cost of revenue:
Hardware	12,922	15,324	33,289	37,403
Subscription	1,132	464	3,024	846
Total cost of revenue	14,054	15,788	36,313	38,249
Gross profit	16,373	16,200	50,435	41,357
Operating expenses:
General and administrative	7,005	6,240	25,823	20,325
Sales and marketing	4,580	4,924	15,002	13,239
Research and development	3,586	3,767	12,070	10,376
Total operating expenses	15,171	14,931	52,895	43,940
Operating income (loss)	1,202	1,269	(2,460)	(2,583)
Other income (expense):
Interest income (expense), net	75	(860)	(1,315)	(2,830)
Common stock warrant liability adjustment	143	4,266	2,663	(23,800)
Other income (expense), net	32	(479)	924	(430)
Loss on debt extinguishment	—	—	(2,209)	—
Total other income (expense), net	250	2,927	63	(27,060)
Income (loss) before income tax provision	1,452	4,196	(2,397)	(29,643)
Income tax provision	(28)	(9)	(45)	(54)
Net income (loss) and comprehensive income (loss)	$1,424	$4,187	$(2,442)	$(29,697)
Accretion on convertible preferred stock	(848)	(848)	(2,544)	(2,544)
Allocation of net income to participating securities	(51)	(506)	—	—
Allocation of accretion on convertible preferred stock to redeemable common stock	7	28	26	88
Accretion on redeemable common stock	(9)	(21)	(31)	(63)
Allocation of net income to participating securities to redeemable common stockholders	—	21	—	—
Allocation of net (income) loss attributable to redeemable common stockholders	(12)	(141)	25	1,023
Net income (loss) attributable to redeemable common stockholders	$14	$113	$(20)	$(1,048)
Net income (loss) attributable to common stockholders	$511	$2,720	$(4,966)	$(31,193)

Net income (loss) per share attributable to redeemable common stockholders
Basic	$0.06	$0.20	$(0.07)	$(1.86)
Diluted	$0.05	$0.19	$(0.16)	$(1.86)
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to redeemable common stockholders
Basic	252,500	562,500	289,038	562,500
Diluted	252,500	687,500	289,038	562,500

Net income (loss) per share attributable to common stockholders
Basic	$0.02	$0.17	$(0.18)	$(1.98)
Diluted	$0.01	$(0.05)	$(0.27)	$(1.98)
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders
Basic	28,832,450	16,198,439	28,259,449	15,769,020
Diluted	29,569,621	19,313,512	28,331,049	15,769,020
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	11,479	$5,151	9,250	$3,452	750,000	$4,334	15,725,783	$2	$237,992	$(268,372)	$(30,378)
Accretion on convertible preferred stock	—	500	—	348	—	—	—	—	(847)	—	(847)
Accretion on redeemable common stock	—	—	—	—	—	21	—	—	(21)	—	(21)
Common stock issuance costs	—	—	—	—	—	—	—	—	7	—	7
Forfeiture of redeemable common stock	—	—	—	—	(62,500)	—	—	—	—	—	—
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	56,149	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	26,917	—	97	—	97
Stock-based compensation	—	—	—	—	—	—	—	—	1,621	—	1,621
Net income	—	—	—	—	—	—	—	—	—	3,527	3,527
Balance as of March 31, 2025	11,479	$5,651	9,250	$3,800	687,500	$4,355	15,808,849	$2	$238,849	$(264,845)	$(25,994)
Accretion on convertible preferred stock	—	500	—	348	—	—	—	—	(848)	—	(848)
Accretion on redeemable common stock	—	—	—	—	—	21	—	—	(21)	—	(21)
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	58,928	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—	390,378	—	3,579	—	3,579
Stock-based compensation	—	—	—	—	—	—	—	—	1,539	—	1,539
Net loss	—	—	—	—	—	—	—	—	—	(37,411)	(37,411)
Balance as of June 30, 2025	11,479	$6,151	9,250	$4,148	687,500	$4,376	16,258,155	$2	$243,098	$(302,256)	$(59,156)
Accretion on convertible preferred stock	—	500	—	348	—	—	—	—	(848)	—	(848)
Accretion on redeemable common stock	—	—	—	—	—	21	—	—	(21)	—	(21)
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	120,742	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	44,243	—	161	—	161
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	67,172	—	281	—	281
Exercise of common stock warrants	—	—	—	—	—	—	11,840	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,253	—	1,253
Net income	—	—	—	—	—	—	—	—	—	4,187	4,187
Balance as of September 30, 2025	11,479	$6,651	9,250	$4,496	687,500	$4,397	16,502,152	$2	$243,924	$(298,069)	$(54,143)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit) (continued)
(in thousands, except share and per share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	11,479	$7,151	9,250	$4,844	562,500	$4,418	26,945,426	$3	$326,244	$(307,205)	$19,042
Accretion on convertible preferred stock	—	500	—	348	—	—	—	—	(848)	—	(848)
Accretion on redeemable common stock	—	—	—	—	—	13	—	—	(13)	—	(13)
Conversion of redeemable common stock to common stock	—	—	—	—	(310,000)	(2,439)	310,000	—	2,439	—	2,439
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	800,186	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	34,787	—	148	—	148
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	8,713	—	37	—	37
Stock-based compensation	—	—	—	—	—	—	—	—	3,452	—	3,452
Net loss	—	—	—	—	—	—	—	—	—	(3,246)	(3,246)
Balance as of March 31, 2026	11,479	$7,651	9,250	$5,192	252,500	$1,992	28,099,112	$3	$331,459	$(310,451)	$21,011
Accretion on convertible preferred stock	—	500	—	348	—	—	—	—	(848)	—	(848)
Accretion on redeemable common stock	—	—	—	—	—	9	—	—	(9)	—	(9)
Accrued bonus liability settled through issuance of common stock	—	—	—	—	—	—	32,032	—	158	—	158
Common stock withheld related to net settlement of equity awards	—	—	—	—	—	—	(28,574)	—	(146)	—	(146)
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	577,442	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	133,454	—	207	—	207
Stock-based compensation	—	—	—	—	—	—	—	—	3,385	—	3,385
Net loss	—	—	—	—	—	—	—	—	—	(620)	(620)
Balance as of June 30, 2026	11,479	$8,151	9,250	$5,540	252,500	$2,001	28,813,466	$3	$334,206	$(311,071)	$23,138
Accretion on convertible preferred stock	—	500	—	348	—	—	—	—	(848)	—	(848)
Accretion on redeemable common stock	—	—	—	—	—	9	—	—	(9)	—	(9)
Forfeiture of earnout shares	—	—	—	—	—	—	(200,536)	—	—	—	—
Common stock withheld related to net settlement of equity awards	—	—	—	—	—	—	(21,001)	—	(124)	—	(124)
Issuance of common stock for restricted stock units vesting	—	—	—	—	—	—	345,970	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	60,532	—	243	—	243
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	2,165	—	9	—	9
Stock-based compensation	—	—	—	—	—	—	—	—	2,651	—	2,651
Net income	—	—	—	—	—	—	—	—	—	1,424	1,424
Balance as of September 30, 2026	11,479	$8,651	9,250	$5,888	252,500	$2,010	29,000,596	$3	$336,128	$(309,647)	$26,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(2,442)	$(29,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	690	369
Stock-based compensation	9,351	4,351
Provision for credit losses	17	52
Common stock warrant liability adjustment	(2,663)	23,800
Amortization of debt financing costs	729	1,717
Accrued warrant exchange transaction costs	—	432
Loss on debt extinguishment	2,209	—
Settlement of cumulative PIK	(327)	—
Write-off of prepaid deposit	—	347
Other adjustments, net	186	370
Changes in assets and liabilities:
Accounts receivable	(5,737)	(16,547)
Prepaid expenses and other assets	(1,171)	(2,391)
Inventory	(984)	(4,127)
Accounts payable and accrued and other expenses	(4,058)	10,315
Lease liabilities	(53)	(82)
Deferred revenue	1,292	751
Net cash used in operating activities	(2,961)	(10,340)
Cash flows from investing activities
Purchase of property and equipment	(917)	(74)
Purchase of intangible assets	(173)	(62)
Capitalized internal-use software development costs	(923)	(318)
Net cash used in investing activities	(2,013)	(454)
Cash flows from financing activities
Proceeds from short-term borrowings	42,626	67,730
Payments of short-term borrowings	(39,267)	(55,397)
Payments of long-term borrowings	(7,520)	—
Employee taxes paid related to vesting and settlement of stock-based awards	(4,790)	(944)
Proceeds related to the issuance of common stock under stock plans	4,520	963
Debt financing costs paid	(280)	(174)
Issuance costs paid related to prior year common stock, preferred stock, and warrants	—	(276)
Warrant exchange transaction costs paid	(41)	(40)
Proceeds from exercise of common stock warrants	—	1,822
Other, net	644	539
Net cash provided by (used in) financing activities	(4,108)	14,223
Net change in cash, cash equivalents, and restricted cash	(9,082)	3,429
Cash, cash equivalents, and restricted cash at beginning of period	41,011	20,631
Cash, cash equivalents, and restricted cash at end of period	$31,929	$24,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Owlet, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$37	$45
Cash paid for interest	880	1,146
Supplemental disclosure of non-cash investing and financing activities:
Accretion on preferred stock and redeemable common stock	$2,575	$2,607
Conversion of redeemable common stock to common stock	2,439	—
Accrued bonus liability settled through issuance of common stock	158	—
Purchases of property and equipment included in accounts payable	135	200
Purchases of intangible assets included in accounts payable	12	118
Stock-based compensation for software development	137	62
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

The Company has historically experienced recurring operating losses, with the exception of the third quarter of 2025 and 2026, and has generated negative cash flows from operations. The Company had an accumulated deficit of $309,647 as of September 30, 2026, and during the nine months ended September 30, 2026 and 2025, the Company had negative cash flows from operations of $2,961 and $10,340, respectively. As of September 30, 2026, the Company had $31,629 of cash on hand.

As the Company continues to address these financial conditions, management has undertaken the following actions:

•As described in Note 4, Debt and Other Financing Arrangements, on June 26, 2026, the Company entered into a new debt financing arrangement with Wells Fargo Bank, National Association (“Wells Fargo”) for an asset-based revolving credit facility (the “Revolving Facility”) in a maximum principal amount of up to $25,000. The Revolving Commitment may be increased by agreement of the parties from up to $25,000 to up to $35,000 (in minimum increments of at least $5,000). On June 26, 2026, in connection with its entry into the Revolving Facility, the Company repaid all outstanding borrowings under the WTI Loan Facility using proceeds from borrowings under the Revolving Facility, and terminated both the WTI Loan Facility and ABL Line of Credit, resulting in extinguishment of the associated debt and other debt-related balance sheet amounts. As of September 30, 2026, the Company has borrowings of $11,010 under the Revolving Facility.

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

The Company believes its existing cash and cash equivalent balances, cash flows from operations, and borrowing capacity under the Revolving Facility will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months from the date of issuance of the September 30, 2026 unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. As of September 30, 2026, substantially all of the Company’s cash was held with Silicon Valley Bank, Wells Fargo, and Citibank, and exceeded federally insured limits.

Although the Company’s sales and accounts receivable are derived from sales contracts with a large number of customers, its top several customers account for a significant amount of its total sales and make up a correspondingly large portion of its accounts receivable. During the three months ended September 30, 2026, there was one customer who individually represented 10% or more of total net revenue, accounting for 38% of total net revenue, with no other customers exceeding 10% of total net revenue during that period. This same customer accounted for 48% of the accounts receivable, net balance, respectively, as of September 30, 2026. During the nine months ended September 30, 2026, the same customer individually exceeded 10% of total net revenue during the period at 40% of total net revenue. During the three months ended September 30, 2025, there were three customers who individually represented 10% or more of total net revenues, accounting for 37%, 10% and 10% of total net revenues. During the nine months ended September 30, 2025, one customer accounted for 46% of total net revenues, with no other customers exceeding 10% of total net revenues during that period.

The Company’s largest customers by total net accounts receivable consisted of the following:

	September 30, 2026	December 31, 2025
Three largest customers by total net accounts receivable	65%	67%

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

Recent Tax Legislation

The One Big Beautiful Bill Act of 2025 (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA makes changes to the U.S. corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The Company determined that the OBBBA did not have a material impact on the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026. The Act includes multiple effective dates, with certain provisions effective in 2026 and 2027. The Company will continue to evaluate the impact of these provisions on our 2026 and subsequent financial statements.

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

	September 30,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	$31,629	$23,760
Restricted cash:
Cash collateral - credit card facility	300	300
Total cash, cash equivalents, and restricted cash	$31,929	$24,060

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

Changes in the Company's allowance for credit and other losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$878	$953	$723	$653
Changes in current-period provision	(120)	(174)	74	135
Write-offs	(151)	(88)	(185)	(97)
Recoveries	—	—	(5)	—
Ending balance	$607	$691	$607	$691

Inventory

Details of inventory were as follows:

	September 30, 2026	December 31, 2025
Raw materials	$604	$330
Finished goods	15,669	14,961
Total inventory	$16,273	$15,291

Prepaid expenses and other current assets

For the nine months ended September 30, 2025, a write-off of $347 related to a prepaid deposit for materials determined to have no alternative future use in our research and development efforts was recorded within research and development expenses.

Property and Equipment, net

Property and equipment consisted of the following:

	September 30, 2026	December 31, 2025
Tooling and manufacturing equipment	$3,202	$2,249
Computer equipment	523	455
Furniture and fixtures	194	194
Software	47	46
Leasehold improvements	3	3
Total property and equipment	3,969	2,947
Less: accumulated depreciation and amortization	(2,799)	(2,652)
Property and equipment, net	$1,170	$295

Depreciation and amortization expense on property and equipment was $85 and $32 for the three months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026 and 2025, the Company allocated $51 and $14, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment within cost of revenue on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining depreciation and amortization expense related to property and equipment was recorded within general and administrative expenses.

Depreciation and amortization expense on property and equipment was $174 and $86 for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company allocated $79 and $58, respectively, of depreciation and amortization expense related to tooling and manufacturing equipment within cost of revenue on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining depreciation and amortization expense related to property and equipment was recorded within general and administrative expenses.

Intangible Assets, net

The carrying amounts of intangible assets consisted of the following:

	September 30, 2026
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks and patents	$944	$(504)	$440
Internally developed software	2,468	(845)	1,623
Total intangible assets	$3,412	$(1,349)	$2,063

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks and patents	$778	$(434)	$344
Internally developed software	1,447	(400)	1,047
Total intangible assets	$2,225	$(834)	$1,391

Amortization expense of intangible assets was $209 and $109 for the three months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026 and 2025, the Company recorded $184 and $85, respectively, of amortization expense related to internally developed software within cost of revenue on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining amortization expense related to trademarks and patents was recorded within general and administrative expenses.

Amortization expense of intangible assets was $516 and $283 for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded $446 and $221, respectively, of amortization expense related to internally developed software within cost of revenue on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The remaining amortization expense related to trademarks and patents was recorded within general and administrative expenses.

As of September 30, 2026, the estimated future amortization expenses and reconciliation to total intangible assets consisted of the following:

Year	Amount
Remaining three months of 2026	$214
2027	761
2028	513
2029	178
2030	32
Thereafter	78
Total future amortization expenses	1,776
Intangible assets not yet subject to amortization	287
Total intangible assets	$2,063

Accrued and Other Expenses

Accrued and other expenses consisted of the following:

	September 30, 2026	December 31, 2025
Accrued payroll	$2,594	$4,206
Accrued sales discounts	5,957	3,881
Accrued sales returns	1,135	1,415
Accrued legal settlements	5	5,998
Other	5,587	3,927
Total accrued and other expenses	$15,278	$19,427

Changes in accrued warranty were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Accrued warranty, beginning of period	$371	$352	$357	$291
Settlements of warranty claims during the period	(116)	(310)	(407)	(687)
Provision for warranties issued during the period	147	187	416	494
Changes in provision for pre-existing warranties	(24)	161	12	292
Accrued warranty, end of period	$378	$390	$378	$390
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

The Company recognized $1,302 and $783 of revenue during the three months ended September 30, 2026 and 2025, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

The Company recognized $2,014 and $1,274 of revenue during the nine months ended September 30, 2026 and 2025, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

Note 4. Debt and Other Financing Arrangements

The Company’s indebtedness consisted of the following:

	September 30, 2026	December 31, 2025
Term loan facility payable to WTI, net	$—	$5,609
ABL Line of Credit	—	6,932
Wells Fargo Line of Credit	11,010	—
Financed insurance premium	—	489
Total debt	11,010	13,030
Less: current portion	(11,010)	(10,567)
Total long-term debt, net	$—	$2,463

The carrying value of the Company’s debt, net approximate its fair value.

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

The Credit Agreement provides for an asset-based revolving credit facility (the “Revolving Facility”) in a maximum principal amount of up to $25,000 (the “Revolving Commitment”). The Revolving Commitment may be expanded by agreement of the parties from up to $25,000 to up to $35,000 (in minimum increments of at least $5,000). Loans and other obligations of the Borrower bear interest at a rate per annum equal to the daily Secured Overnight Financing Rate plus a margin of 2.00% or 2.25% depending on the Borrower’s monthly average excess availability under the Revolving Facility. The weighted average interest rate on the outstanding borrowings under the Revolving Facility was 5.90% for the three months ended September 30, 2026. The Revolving Facility matures in June 2029.

On September 30, 2026, there were $11,010 of outstanding borrowings under the Revolving Facility, which are recorded as a current liability on the unaudited condensed consolidated balance sheet based on the Company's intent and ability to repay the outstanding borrowings in the near term. The outstanding borrowings as of September 30, 2026 were repaid to Wells Fargo in October 2026. The remaining borrowing base availability under the Revolving Facility was $7,897 as of September 30, 2026.

The Credit Agreement requires the Borrower to observe certain financial covenants, including (i) a covenant to maintain at least $7,500 of liquidity at all times, and (ii) a covenant to achieve certain minimum EBITDA thresholds specified in the Credit Agreement. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.

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

The Company recognized $23 of interest expense related to the amortization of the loan commitment assets during both the three and nine months ended September 30, 2026.

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

Interest on the outstanding principal amounts under the WTI Loan Facility accrued at a rate per annum equal to the sum of the prime rate plus 3.5%, with a floor of 12%. The interest rate on the outstanding principal amounts under the WTI Loan Facility was 12% through the June 26, 2026 extinguishment. Loans under the WTI Loan Facility also accrued 2.5% in payment-in-kind interest ("PIK interest") compounded monthly. All outstanding principal, accrued coupon interest, and accrued PIK interest were repaid in full upon extinguishment on June 26, 2026.

As partial consideration for the availability and funding of the WTI Loan Facility, the Company and WTI Fund X, LLC (“Fund X”) and WTI Fund XI, LLC (“Fund XI”, and together with Fund X, the “WTI Funds”) entered into a Stock Issuance Agreement (the “WTI Stock Issuance Agreement”), dated as of the Effective Date. Pursuant to the WTI Stock Issuance Agreement, the Company issued to the WTI Funds an aggregate of 750,000 shares of redeemable common stock on the Effective Date, of which 187,500 shares of the redeemable common stock have been forfeited and 310,000 shares of redeemable common stock were sold by WTI to an unrelated third-party. As redemption rights are not transferable, $2,439 of the mezzanine equity balance was reclassified to permanent equity upon transfer of the common shares outside of the WTI funds during the three months ended March 31, 2026. There were 252,500 redeemable common shares remaining pursuant to the Redemption Option at September 30, 2026.

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

The Company recognized $0 and $293 of interest expense related to the amortization of debt financing costs of the WTI Loan Facility and $0 and $95 of interest expense related to the amortization of the loan commitment assets during the three months ended September 30, 2026 and 2025, respectively.

The Company recognized $555 and $773 of interest expense related to the amortization of debt financing costs of the WTI Loan Facility and $0 and $762 of interest expense related to the amortization of the loan commitment assets during the nine months ended September 30, 2026 and 2025, respectively.

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

The Company recognized $0 and $70 of interest expense related to the amortization of the loan commitment assets during the three months ended September 30, 2026 and 2025, respectively.

The Company recognized $151 and $181 of interest expense related to the amortization of the loan commitment assets during the nine months ended September 30, 2026 and 2025, respectively.

Financed Insurance Premiums

In 2025, the Company renewed a number of its insurance policies and entered into several new short-term commercial premium finance agreements with premium finance companies to be paid within one year. As of September 30, 2026, there was no remaining balance outstanding related to these agreements.

Note 5. Commitments and Contingencies

Purchase and Other Obligations

The Company entered into a services and license agreement for cloud platform services in June 2024. The Company has a purchase obligation of $6,739 to be paid over a 48-month period beginning in June 2024 and $314 remains to be paid at September 30, 2026.

Tariffs

In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). As a result of this ruling, the Company was eligible for a refund of tariffs previously paid on imported goods. During the three months ended June 30, 2026, the Company received $3,960 in IEEPA tariff refunds. Of this amount, $3,526 was recorded as a reduction to cost of goods sold for inventory sold, $205 was recorded as a reduction in the carrying value of inventory, and $229 was recorded as a component of other income (expense), net on the unaudited condensed consolidated statement of operations and comprehensive income (loss). Of the $205 recorded as a reduction in the carrying value of inventory, $65 was recognized as a reduction to cost of goods sold during the three months ended September 30, 2026 as the related inventory was sold, and the remaining $140 will be recognized in cost of goods sold as the related inventory is sold. During the three months ended September 30, 2026, the Company did not receive any additional IEEPA tariff refunds. The Company will continue to monitor developments in this area and their potential impact on the results of operations.

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

On September 8, 2023, the Court ruled that while the Butala and Cherian cases were consolidated, there would be two distinct and separate classes to represent the Section 10(b) Claims and Section 14(a) Claims, respectively, and appointed lead plaintiffs and lead counsel for each class. Following motions to dismiss and reconsiderations rulings, the parties reached agreements in principle to settle both the Section 10(b) Claims and the Section 14(a) Claims. The Section 10(b) Claims were resolved for $3,500 and the Section 14(a) Claims were resolved for $1,750. In accordance with ASC 450, the Company recognized $5,250 of general and administrative expense on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2024. In October 2025, the Company caused $3,500 to be paid into escrow for the settlement of the Section 10(b) Claims and, with the directors' and officers' insurance provider, caused $1,750 to be paid into escrow for the settlement of the Section 14(a) Claims, both amounts of which were classified as restricted cash in the unaudited condensed consolidated balance sheets. On August 3, 2026, the Court entered final orders approving the settlement amounts and the plan of allocation for the settlements of the Section 10(b) Claims and the Section 14(a) Claims as well as final orders of dismissal for each, fully resolving both actions. On September 2, 2026, the applicable appeal period expired with no notice of appeal filed by any party, and the Company was legally released as the primary obligor under the settlements. Accordingly, in accordance with ASC 405-20, during the three months ended September 30, 2026, the Company derecognized the $5,250 accrued litigation settlement liability and the corresponding $5,250 of restricted cash held in escrow. The derecognition had no impact on the Company’s consolidated statement of operations and comprehensive income (loss) or consolidated statement of cash flows.

Further, on August 26, 2024 and October 3, 2024, derivative complaints were filed in the U.S. District Court for the Central District of California, (Janet Vargas, Derivatively on Behalf of Nominal Defendant Owlet, Inc., Case No. 2:24-cv-07258-FLA-PVC), and Nathan Capleton, Derivatively on Behalf of Nominal Defendant Owlet, Inc., Case No. 2:24-cv-08536-JAK-MAA) asserting claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste of corporate assets against certain current or former directors and officers. On December 13, 2024, the derivative actions were consolidated into a single action captioned Vargas v. Workman, et al., Case No. 2:24-cv-07258-FLA-PVC.

The parties reached a settlement in the derivative action under which the Company agreed to adopt, implement, and maintain certain corporate governance, oversight, and internal controls reforms, and agreed not to oppose an application for $675 in attorneys’ fees and expenses. In accordance with ASC 450, the Company recorded $675 of general and administrative expense on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2025. On August 3, 2026, the Court entered an order granting final approval of the settlement, approving the $675 fee and expense amount, entering final judgment, and dismissing the action with prejudice. On August 31, 2026, the Company’s directors’ and officers’ insurance carrier paid the $675 fee and expense award on the Company’s behalf, relieving the Company of its obligation. Because the carrier had not acknowledged coverage or committed to pay prior to payment, recovery was not probable in prior periods and was realized upon payment. Accordingly, in accordance with ASC 405-20, the Company derecognized the $675 accrued liability and recognized a corresponding $675 insurance recovery as a reduction of general and administrative expense on the consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026. No company cash was used to fund the payment of such fees and expenses.

Camera Cable Guard Safety Update

See Note 12 regarding the Company’s camera cable guard safety update.

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

Note 6. Stock-based Compensation

The Company has various stock compensation plans, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Stock-based Compensation” in its 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Stock-based Compensation Expense

Total stock-based compensation was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$1,477	$583	$5,816	$2,188
Sales and marketing	412	258	1,349	983
Research and development	739	377	2,186	1,180
Total stock-based compensation	$2,628	$1,218	$9,351	$4,351

The Company capitalized stock-based compensation attributable to internally developed software of $23 and $35 for the three months ended September 30, 2026, and 2025.

The Company capitalized stock-based compensation attributable to internally developed software of $137 and $62 for the nine months ended September 30, 2026, and 2025.

As of September 30, 2026, the Company had $10,597 of unrecognized stock-based compensation costs related to unvested RSUs that will be recognized over a weighted-average period of 1.4 years.

Equity Incentive Plan

Under the 2021 Incentive Award Plan, the Company has the ability to grant options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”), dividend equivalents, or other stock or cash-based awards to employees, directors, or consultants. Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Options and PSU awards generally vest over a period of four years. RSUs are generally subject to a four year vesting term with 25% vesting after one year and quarterly thereafter, or on a two year vesting term with 50% after one year and the remaining after the second year, or a one year vesting term with 100% after one year, depending on grant reason. RSU grants to directors typically vest at the earlier of one year from the date of grant or the next annual shareholder meeting and, in certain circumstances, vest immediately. RSAs generally vest over less than one year. In August 2026, stockholders approved an amendment to the 2021 Incentive Award Plan increasing the number of shares reserved for issuance by 600,000 shares.

RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	2,193,755	$6.71
Granted	26,376	9.99
Vested	(756,878)	4.74
Forfeited	(22,038)	9.76
Outstanding as of March 31, 2026	1,441,215	$7.82
Granted	1,009,295	5.14
Vested	(381,949)	5.57
Forfeited	(68,406)	7.73
Outstanding as of June 30, 2026	2,000,155	$6.82
Granted	1,035,802	5.35
Vested	(414,394)	7.81
Forfeited	(15,310)	7.54
Outstanding as of September 30, 2026	2,606,253	$6.07

As of September 30, 2026, the Company had $746 of unrecognized stock-based compensation costs related to unvested PSUs that will be recognized over a weighted-average period of 1.55 years.

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

The offering expenses with third parties were $639, of which $0 in issuance costs were unpaid as of September 30, 2026. The issuance costs associated with the October 2025 Offering were recorded as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheets.

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

The Titan Warrants became exercisable on March 13, 2025 at an exercise price of $4.63 and have a term of five years from such initial exercise date. As of September 30, 2026, 30,097 of the Titan Warrants have been exercised.

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

During the three months ended March 31, 2026, WTI elected to sell to an unrelated third-party 310,000 shares of redeemable common stock. There were 252,500 redeemable common shares remaining pursuant to the Redemption Option at September 30, 2026.

As discussed in Note 4, notwithstanding the extinguishment of the WTI Loan Facility on June 26, 2026, the Company's obligation with respect to the Redemption Option under the WTI Stock Issuance Agreement remains outstanding as a separate, unsecured obligation of the Company.

August 2024 Exchange

On August 20, 2024, holders of the Series A convertible preferred stock (“Series A Preferred Stock”) of the Company elected to convert an aggregate of 15,721 shares of Series A Preferred Stock in exchange for an aggregate of 2,291,686 shares of the Company’s common stock, all as in accordance with the terms of the Certificate of Designation relating to the Series A Preferred Stock. As of September 30, 2026, the redemption value for the remaining shares of Series A convertible preferred stock is $11,479.

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

As of September 30, 2026, the redemption value for Series B convertible preferred stock is $9,250. None of the Series B convertible preferred stock had been converted as of September 30, 2026.

The Series B convertible stock is accreting to its redemption value, starting from the issuance date to the date at which the shares become redeemable on March 1, 2029. Accretion was recorded as a deemed dividend. There are no outstanding Series B Warrants as of September 30, 2026, as they have all been exchanged for newly issued shares of the Company's common stock, see Exchange Agreement - Series A and Series B Warrants below.

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

The Series A convertible stock is accreting to its redemption value, starting from the issuance date to the date at which the shares become redeemable on February 17, 2028. Accretion will be recorded as a deemed dividend. There are 265,597 outstanding Series A Warrants as of September 30, 2026, as the majority of the previously outstanding Series A Warrants have been exchanged for newly issued shares of the Company's common stock, See Exchange Agreement - Series A and Series B Warrants below.

SBG Common Stock Warrants

As a result of the merger completed with SBG on July 15, 2021 (the “Merger”), the Company recorded liabilities for warrants issued by SBG prior to the Merger until their expiration at July 15, 2026.

Pursuant to the SBG initial public offering, SBG sold warrants to purchase an aggregate of 821,428 shares of the Company’s common stock at a price of $161.00 per share (“SBG Public Warrants”). Following the closing of the Initial Public Offering on September 17, 2020, the Company completed the sale of warrants to purchase an aggregate of 471,428 shares of the Company’s common stock at a price of $161.00 per share in a private placement to Sandbridge Acquisition Holdings LLC (the “SBG Private Placement Warrants”). Together, the SBG Public Warrants and SBG Private Placement Warrants are referred to as the “SBG Common Stock Warrants.” The SBG Public Warrants became exercisable 12 months from the closing of the Initial Public Offering and had a term of five years from the completion of the Merger, or earlier upon redemption or liquidation. The SBG Common Stock Warrants, which had a fair value of $0 as of June 30, 2026, expired on July 15, 2026. None of the SBG Common Stock Warrants were exercised prior to their expiration. The expiration of these warrants did not have a material impact on the Company's consolidated financial statements.

SVB Warrants

In March 2023, the Company granted Silicon Valley Bank, now a division of First Citizens Bank and Trust Company (“SVB”) a warrant to purchase 10,714 shares of the Company’s common stock at a price of $5.32 per share, expiring on March 27, 2035 (the “SVB Warrants”) in connection with the first amendment to the Third Amended and Restated Loan and Security Agreement (as amended) between the Company and SVB (as amended, the “LSA”). On September 11, 2024, the LSA was terminated with no obligations outstanding thereunder. The SVB Warrants, which were valued at $43, are classified as equity and included within additional paid-in capital on the unaudited condensed consolidated balance sheets. None of the SVB Warrants have been exercised as of September 30, 2026.

Common Stock Warrants

The following table summarizes issuable shares of the Company’s common stock based on warrant activity for the nine months ended September 30, 2026:

	December 31, 2025	Shares Purchased by Exercise	Shares Expired	September 30, 2026
SBG Public Warrants	821,428	—	(821,428)	—
SBG Private Placement Warrants	471,428	—	(471,428)	—
Series A Warrants	265,597	—	—	265,597
SVB Warrants	10,714	—	—	10,714
Titan Warrants	95,308	—	—	95,308
Total	1,664,475	—	(1,292,856)	371,619

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

Apart from the aggregate 4,412,930 common shares issued to Series A Warrant holders as part of the Exchange Agreement, as of September 30, 2026 there were 265,597 Series A Warrants that were not subject to the terms of the Exchange Agreement and, as of September 30, 2026, represented 265,597 shares of issuable common stock according to the original terms of the Series A Warrants. Refer to Note 8, Fair Value Measurements, for further discussion on fair value considerations.

Earnout Shares

Following the Merger, 200,536, shares of common stock held by certain former equity holders of SBG were subject to vesting and forfeiture conditions (the "Earnout Shares"). Of the 200,536 earnout shares, 100,268 shares would vest if a $175.00 stock price level was achieved and 100,268 would vest if a $210.00 stock price level was achieved, in each case, on or before the fifth anniversary of the Closing of the Merger. The earnout shares were classified as equity. Until forfeiture, these shares of Owlet common stock, which were issued and outstanding, were treated as contingently recallable and were excluded from the denominator for the purposes of calculating basic and diluted net loss per share. See Note 9 for further discussion on the calculation of basic and diluted net loss per share.

As neither the $175.00 nor the $210.00 stock price level was achieved on or before July 15, 2026, the fifth anniversary of the Closing of the Merger, all 200,536 Earnout Shares were forfeited and canceled for no consideration, resulting in a reduction in shares outstanding with no impact to the consolidated statements of operations and comprehensive income (loss).

Note 8. Fair Value Measurements

The Company’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis were as follows:

	September 30, 2026
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$17,794	$—	$—	$17,794
Total assets	$17,794	$—	$—	$17,794
Liabilities:
Series A Warrants	—	—	610	610
Total liabilities	$—	$—	$610	$610

	December 31, 2025
	Level 1	Level 2	Level 3	Balance
Assets:
Money market funds	$17,398	$—	$—	$17,398
Total assets	$17,398	$—	$—	$17,398
Liabilities:
SBG Public Warrants	$—	$—	$—	$—
SBG Private Placement Warrants	—	—	—	—
Series A Warrants	—	—	3,273	3,273
Total liabilities	$—	$—	$3,273	$3,273

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The SBG Common Stock Warrants expired unexercised on July 15, 2026.

The SBG Common Stock Warrants as of December 31, 2025 are presented as Level 3 measurements, relying on unobservable inputs reflecting the Company’s own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

The Company measured the fair value of both the SBG Common Stock Warrants as of December 31, 2025 using the Black-Scholes option pricing model with the following assumptions:

SBG Common Stock Warrants - Black-Scholes Inputs	December 31, 2025
OWLT stock price	$16.19
Exercise price of warrants	$161.00
Term in years	0.54
Risk-free interest rate	3.58%
Volatility	80.00%

The Series A Warrants presented as Level 3 measurements rely on unobservable inputs reflecting the Company’s own assumptions.

The Company measured the fair value of the Series A Warrants as of September 30, 2026 and December 31, 2025, using the Black-Scholes option pricing model with the following assumptions:

Series A Warrants - Black-Scholes Inputs	September 30, 2026	December 31, 2025
OWLT stock price	$5.26	$16.19
Exercise price of warrants	$4.66	$4.66
Term in years	1.38	2.13
Risk-free interest rate	4.66%	3.48%
Volatility	84.00%	75.00%

The following table presents a reconciliation of the Company’s Series A Warrants measured at fair value on a recurring basis as of September 30, 2026:

Level 3 Warrants
Balance as of December 31, 2025	$3,273
Change in fair value included within common stock warrant liability adjustment	(2,663)
Balance as of September 30, 2026	$610

There were no transfers between Level 1 and Level 2 in the periods reported. The SBG Common Stock Warrants were transferred into Level 3 in 2023 and are no longer outstanding.

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

The following tables present the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2026	2026	2025	2025
	Redeemable Common Stock	Common Stock	Redeemable Common Stock	Common Stock
Numerator:
Allocation of net income attributable to common stockholders	$12	$1,412	$141	$4,046
Accretion on convertible preferred stock	(7)	(841)	(28)	(820)
Accretion on redeemable common stock	9	(9)	21	(21)
Allocation of net income to participating securities	—	(51)	(21)	(485)
Allocated net income attributable to common stockholders, basic	$14	$511	$113	$2,720
Denominator:
Weighted average common shares outstanding, basic	252,500	28,832,450	562,500	16,198,439
Net income per share attributable to common stockholders, basic	$0.06	$0.02	$0.20	$0.17

	Three Months Ended September 30,
	2026	2026	2025	2025
	Redeemable Common Stock	Common Stock	Redeemable Common Stock	Common Stock
Numerator:
Allocation of net income attributable to common stockholders	$12	$1,412	$141	$4,046
Accretion on convertible preferred stock	(7)	(841)	(28)	(820)
Accretion on redeemable common stock	9	(9)	21	(21)
Allocation of net income to participating securities	—	(38)	—	—
Effect of dilutive securities	(1)	(142)	—	(4,266)
Allocated net income (loss) attributable to common stockholders, diluted	$13	$382	$134	$(1,061)
Denominator:
Weighted average common shares outstanding, basic	252,500	28,832,450	562,500	16,198,439
Effect of dilutive securities	—	737,171	125,000	3,115,073
Weighted average common shares outstanding, diluted	252,500	29,569,621	687,500	19,313,512
Net income (loss) per share attributable to common stockholders, diluted	$0.05	$0.01	$0.19	$(0.05)

	Nine Months Ended September 30,
	2026	2026	2025	2025
	Redeemable Common Stock	Common Stock	Redeemable Common Stock	Common Stock
Numerator:
Allocation of net loss attributable to common stockholders	$(25)	$(2,417)	$(1,023)	$(28,674)
Accretion on convertible preferred stock	(26)	(2,518)	(88)	(2,456)
Accretion on redeemable common stock	31	(31)	63	(63)
Allocated net loss attributable to common stockholders, basic	$(20)	$(4,966)	$(1,048)	$(31,193)
Denominator:
Weighted average common shares outstanding, basic	289,038	28,259,449	562,500	15,769,020
Net loss per share attributable to common stockholders, basic	$(0.07)	$(0.18)	$(1.86)	$(1.98)

	Nine Months Ended September 30,
	2026	2026	2025	2025
	Redeemable Common Stock	Common Stock	Redeemable Common Stock	Common Stock
Numerator:
Allocation of net loss attributable to common stockholders	$(25)	$(2,417)	$(1,023)	$(28,674)
Accretion on convertible preferred stock	(26)	(2,518)	(88)	(2,456)
Accretion on redeemable common stock	31	(31)	63	(63)
Effect of dilutive securities	(27)	(2,635)	—	—
Allocated net loss attributable to common stockholders, diluted	$(47)	$(7,601)	$(1,048)	$(31,193)
Denominator:
Weighted average common shares outstanding, basic	289,038	28,259,449	562,500	15,769,020
Effect of dilutive securities	—	71,600	0	—
Weighted average common shares outstanding, diluted	289,038	28,331,049	562,500	15,769,020
Net loss per share attributable to common stockholders, diluted	$(0.16)	$(0.27)	$(1.86)	$(1.98)

The following table summarizes the common stock equivalents of potentially dilutive outstanding securities excluded from the computation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,
	2026	2025
Stock options	—	267,207
RSUs	108,336	2,226,265
PSUs	104,165	—
ESPP shares committed	28,984	39,451
Common stock warrants	—	1,403,894
Preferred stock	2,872,668	2,872,668
Total	3,114,153	6,809,485

	Nine Months Ended September 30,
	2026	2025
Stock options	92,156	267,207
RSUs	2,606,253	2,226,265
RSAs	—	—
PSUs	104,165	—
ESPP shares committed	28,984	39,451
Common stock warrants	106,022	1,403,894
Preferred stock	2,872,668	2,872,668
Total	5,810,248	6,809,485

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

Revenue by geographic area is based on the delivery address of the customer and is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$22,412	$22,249	$68,407	$63,957
United Kingdom	3,030	3,357	6,562	5,478
Other	4,985	6,382	11,779	10,171
Total revenue	$30,427	$31,988	$86,748	$79,606

Other than the United States, and for the three months ended September 30, 2025, the United Kingdom, no individual country exceeded 10% of total revenue for the three or nine months ended September 30, 2026 and 2025.

The Company’s long-lived assets are composed of property and equipment and right of use assets, net, and are summarized by geographic area as follows:

	September 30, 2026	December 31, 2025
United States	$168	$207
International	1,033	157
Total long-lived assets, net	$1,201	$364

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

Note 12. Subsequent Events

In November 2026, following a safety incident report earlier in 2026 involving a fatality from an exposed camera cable, the Company initiated a camera cable guard safety update and action request to Owlet camera owners, including a mandatory in-app safety check, safety recommendations, and a replacement enclosed cable guard system, which the Company will provide at no charge to all purchasers of Owlet cameras upon request. Effective November 13, 2026, the Company instituted a stop-sale on all camera products lacking the replacement cable guard. The Company will begin shipping new Dream Sight camera and Dream Duo units containing the replacement guard via Owletcare.com on November 13, 2026. Shipments through retail and third-party distribution channels will commence as soon as practicable; however, rollout timing depends on product availability, channel readiness, and the Company cannot currently predict when all channels will be fully supplied.

The Company evaluated these events and actions under ASC 450, Contingencies, and ASC 855, Subsequent Events. The voluntary decisions to issue the camera cable guard safety update and to instruct retailers to stop selling and return Dream Sight camera and Dream Duo products were made in November 2026, after the balance sheet date. The Company concluded that these decisions are nonrecognized subsequent events and, accordingly, has not recorded any related adjustments in the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026.

The Company estimates the net impact of this program at $13 million to $18 million, the majority of which is expected to be incurred in the fourth quarter of 2026. The estimated costs include the cost of replacement cable guards and depend significantly on the number of owners who ultimately request them. The estimate also comprises the expected return of Dream Sight and Dream Duo units currently held by retailers (net of the right-of-return value of units expected to be reworked and resold) as well as the related shipping, handling and rework costs. Retailer returns will be recorded as a reduction of revenue in the period the return obligation arises, which the Company expects to be the fourth quarter of 2026, and will reduce cash collections. Retailers may replenish their inventory with products that include the replacement cable guard, which would partially offset the effect of retailer returns on revenue and cash collections. The estimate also includes legal and consulting fees, and customer support costs associated with the camera cable guard safety update, some of which the Company incurred in the third quarter of 2026 and expects to continue to incur in the fourth quarter of 2026 and thereafter.

The safety update, the stop sale, and related publicity could adversely affect demand for its Dream Sight and Dream Duo products, and potentially other Owlet products, including during the 2026 holiday season. The Company is unable to predict the extent of any impact on demand.

In response to the safety incident report, the Company reported to the appropriate regulatory agencies. As of the date of this filing, the Company has not been required to take action by regulatory authorities. Should any regulatory authority require remedial actions or take enforcement measures, such actions may result in a material adverse impact on the Company's business, brand, results of operations, cash flows, and financial position.

The Company maintains insurance policies that may cover up to $10 million of certain costs related to this matter. Coverage is not guaranteed and no related insurance recovery has been recognized to date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K. Certain statements we make under the following discussion and analysis constitute “forward-looking statements” under the Reform Act. See “Cautionary Note Regarding Forward-Looking Statements” in this Report. You should consider our forward-looking statements in light of the risks discussed in our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this Report, the section entitled “Risk Factors” in our Form 10-K and this Report, and our other filings with the SEC. Note that amounts included in the following discussion and analysis are presented in thousands and may not sum due to rounding. Also note that reported amounts reflect the revisions discussed in Note 11 to the consolidated financial statements as applicable.
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

Recent Developments

Camera Cable Guard Safety Update

In November 2026, following an incident reported earlier in 2026 that resulted in a fatality involving an exposed camera cable, we initiated a camera cable guard safety update to Owlet Dream Sight camera and Dream Duo owners and instituted a stop-sale on camera products lacking the replacement cable guard. We estimate the total cost of the program at $13 million to $18 million, the majority of which we expect to incur in the fourth quarter of 2026. As these decisions were made after September 30, 2026, our results for the three and nine months ended September 30, 2026 do not reflect any related adjustments. We expect the program, including the return of units held by retailers, to materially reduce our fourth quarter 2026 net revenue, gross margin and cash flows, and we expect the camera cable guard safety update of stop-sale to adversely affect demand for our products, including during the 2026 holiday season. The extent of the effect on demand is uncertain. For additional information, including the estimate, regulatory matters and insurance considerations, see Note 12, Subsequent Events within our condensed consolidated financial statements.

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

Results of Operations

The following table sets forth our results of operations for the periods, indicated in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Hardware	$26,840	$30,475	$77,264	$76,830
Subscription	3,587	1,513	9,484	2,776
Total revenue	30,427	31,988	86,748	79,606
Cost of revenue:
Hardware	12,922	15,324	33,289	37,403
Subscription	1,132	464	3,024	846
Total cost of revenue	14,054	15,788	36,313	38,249
Gross profit	16,373	16,200	50,435	41,357
Operating expenses:
General and administrative	7,005	6,240	25,823	20,325
Sales and marketing	4,580	4,924	15,002	13,239
Research and development	3,586	3,767	12,070	10,376
Total operating expenses	15,171	14,931	52,895	43,940
Operating income (loss)	1,202	1,269	(2,460)	(2,583)
Other income (expense):
Interest income (expense), net	75	(860)	(1,315)	(2,830)
Common stock warrant liability adjustment	143	4,266	2,663	(23,800)
Other income (expense), net	32	(479)	924	(430)
Loss on debt extinguishment	—	—	(2,209)	—
Total other income (expense), net	250	2,927	63	(27,060)
Income (loss) before income tax provision	1,452	4,196	(2,397)	(29,643)
Income tax provision	(28)	(9)	(45)	(54)
Net income (loss) and comprehensive income (loss)	$1,424	$4,187	$(2,442)	$(29,697)
Accretion on convertible preferred stock	(848)	(848)	(2,544)	(2,544)
Allocation of net income to participating securities	(51)	(506)	—	—
Allocation of accretion on convertible preferred stock to redeemable common stock	7	28	26	88
Accretion on redeemable common stock	(9)	(21)	(31)	(63)
Allocation of net income to participating securities to redeemable common stockholders	—	21	—	—
Allocation of net (income) loss attributable to redeemable common stockholders	(12)	(141)	25	1,023
Net income (loss) attributable to redeemable common stockholders	$14	$113	$(20)	$(1,048)
Net income (loss) attributable to common stockholders	$511	$2,720	$(4,966)	$(31,193)

Net income (loss) per share attributable to redeemable common stockholders
Basic	$0.06	$0.20	$(0.07)	$(1.86)
Diluted	$0.05	$0.19	$(0.16)	$(1.86)
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to redeemable common stockholders
Basic	252,500	562,500	289,038	562,500
Diluted	252,500	687,500	289,038	562,500

Net income (loss) per share attributable to common stockholders
Basic	$0.02	$0.17	$(0.18)	$(1.98)
Diluted	$0.01	$(0.05)	$(0.27)	$(1.98)
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders
Basic	28,832,450	16,198,439	28,259,449	15,769,020
Diluted	29,569,621	19,313,512	28,331,049	15,769,020

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Hardware	$26,840	$30,475	$(3,635)	(11.9%)	$77,264	$76,830	$434	0.6%
Subscription	3,587	1,513	2,074	137.1%	9,484	2,776	6,708	241.6%
Total revenue	30,427	31,988	(1,561)	(4.9%)	86,748	79,606	7,142	9.0%

The decrease in hardware revenue for the three months ended September 30, 2026 was primarily due to approximately $3,000 decrease due to the Dream Sight launch in the prior year, a $2,600 increase in discounts and allowances largely related to estimated promotions on product sold to retailers, partially offset by approximately $2,000 increase in retail gross sales impact reflecting an increase in consumer demand as compared to the prior year.

The increase in hardware revenue for the nine months ended September 30, 2026 was driven by an approximately $3,300 increase attributable to higher consumer demand compared to the prior year period, partially offset by an approximately $2,900 increase in discounts and returns resulting from the timing of promotional load-in dates and higher sales volume.

The increase in subscription revenue for both the three and nine months ended September 30, 2026 was primarily due to an increase in subscribers for our Owlet360 service and higher average revenue per user.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Cost of revenue:
Hardware	$12,922	$15,324	$(2,402)	(15.7%)	$33,289	$37,403	$(4,114)	(11.0%)
Subscription	1,132	464	668	144.0%	3,024	846	2,178	257.4%
Total cost of revenue	14,054	15,788	(1,734)	(11.0%)	36,313	38,249	(1,936)	(5.1%)
Gross profit:
Hardware	13,918	15,151	(1,233)	(8.1%)	43,975	39,427	4,548	11.5%
Subscription	2,455	1,049	1,406	134.0%	6,460	1,930	4,530	234.7%
Total gross profit	16,373	16,200	173	1.1%	50,435	41,357	9,078	22.0%
Gross margin:
Hardware	51.9%	49.7%			56.9%	51.3%
Subscription	68.4%	69.3%			68.1%	69.5%
Total gross margin	53.8%	50.6%			58.1%	52.0%

The decrease in hardware cost of revenue for the three months ended September 30, 2026 was primarily due to lower product sales volume and lower direct product and fulfillment costs. The increase in hardware gross margin was due to favorable product mix and lower direct product and fulfillment costs.

The decrease in hardware cost of revenue for the nine months ended September 30, 2026 was primarily due to the impact of tariff refunds and lower direct product costs, partially offset by an increase in product sales. The increase in hardware gross margin was primarily due to the impact of tariff refunds, favorable product mix, and favorable fixed cost absorption.

The increase in subscription cost of revenue for both the three and the nine months ended September 30, 2026 was primarily due to increased subscriptions to our Owlet360 service. The decrease in subscription gross margin is attributable to higher app store distribution fees.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
General and administrative	$7,005	$6,240	$765	12.3%	$25,823	$20,325	$5,498	27.1%

The increase for the three months ended September 30, 2026 was driven primarily by an approximate $900 increase in stock-based compensation, and an approximately $400 net unfavorable change in insurance recoveries related to the class action and derivative lawsuits. These increases were partially offset by an approximate $800 decrease in compensation expense, largely due to lower estimated annual bonus expense.

The increase for the nine months ended September 30, 2026 was driven primarily by approximately $3,500 of additional stock-based compensation expense, a substantial portion of which was associated with the CEO transition in April 2026, approximately $3,000 in increases to headcount related expenses, including salaries and benefits. The overall increase in expenses was also due to approximately $600 in restructuring costs related to our CEO transition in April 2026, and a $300 increase in cloud software subscription spend. These increases were partially offset by a $2,300 decrease in estimated annual bonus expense.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Sales and marketing	$4,580	$4,924	$(344)	(7.0%)	$15,002	$13,239	$1,763	13.3%

The decrease for the three months ended September 30, 2026 was primarily due to the timing of a major promotional event, which occurred in the second quarter of 2026 versus the third quarter of 2025, resulting in approximately $400 lower retail marketing spend in the current quarter.

The increase for the nine months ended September 30, 2026 was driven primarily by an increase of approximately $1,000in retail marketing and promotional spend, $600 in additional contractor and consulting expenses, and approximately $400 in increased stock-based compensation expense. These increases were partially offset by lower estimated annual bonus expenses.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Research and development	$3,586	$3,767	$(181)	(4.8%)	$12,070	$10,376	$1,694	16.3%

The decrease for the three months ended September 30, 2026 was driven primarily by approximately $500 decrease due to decreased regulatory testing and geographic expansion costs, partially offset by an increase of approximately $300 in stock-based compensation expense.

The increase for the nine months ended September 30, 2026 was driven primarily by approximately $1,600 of net higher personnel costs, approximately $1,100 in stock-based compensation, and approximately $100 in restructuring costs related to the previously-announced reprioritization of core geographies. These increases were partially offset primarily by approximately $1,100 decrease due to decreased regulatory testing and geographic expansion costs and an increase in capitalized internally developed software costs.

Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Interest income (expense), net	$75	$(860)	$935	(108.7%)	$(1,315)	$(2,830)	$1,515	(53.5%)
Common stock warrant liability adjustment	143	4,266	(4,123)	(96.6%)	2,663	(23,800)	26,463	(111.2%)
Other income (expense), net	32	(479)	511	(106.7%)	924	(430)	1,354	(314.9%)
Loss on debt extinguishment	—	—	—	NM*	(2,209)	—	(2,209)	NM*
*Not meaningful ("NM").

The change from net interest expense to net interest income for the three months ended September 30, 2026, and the decrease in net interest expense for the nine months ended September 30, 2026 was driven primarily by the June 2026 extinguishment of the WTI term loan facility and ABL line of credit, which eliminated related interest expense and debt issuance cost and loan commitment amortization, partially offset by Wells Fargo revolver interest and issuance cost amortization.

Fluctuations in our common stock warrant liability adjustment for the three and nine months ended September 30, 2026 represents a significantly reduced magnitude of period-over-period fair value remeasurement of liability-classified common stock warrants as a result of the October 2025 warrant exchange.

Changes in other income (expense), net were driven primarily by financing transaction fees incurred in the three and nine months ended September 30, 2025 that did not reoccur in 2026, and, for the nine months ended September 30, 2026 by gains from insurance proceeds and interest income related to tariff refunds.

Loss on debt extinguishment for the nine months ended September 30, 2026 was due to the extinguishment of the WTI term loan facility and ABL Line of Credit, of which $1,472 was due to the write-off of unamortized debt financing costs and unamortized loan commitment assets previously capitalized on the unaudited condensed consolidated balance sheets.

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

Adjusted EBITDA is defined as net income (loss) adjusted for income tax provision, interest income (expense), net, depreciation and amortization, impairment of intangible assets, common stock warrant liability adjustment, stock-based compensation, transaction costs, insurance loss recovery related to certain legal matters, net of charges related to certain legal matters, restructuring costs, and loss on debt extinguishment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
GAAP net income (loss)	$1,424	$4,187	$(2,442)	$(29,697)
Income tax provision	28	9	45	54
Interest (income) expense, net	(75)	860	1,315	2,830
Depreciation and amortization	294	141	690	369
Impairment of intangible assets	40	16	57	36
Common stock warrant liability adjustment	(143)	(4,266)	(2,663)	23,800
Stock-based compensation	2,628	1,218	9,351	4,351
Transaction costs	—	472	—	472
Insurance loss recovery related to certain legal matters, net of charges related to certain legal matters	(662)	(1,078)	(613)	290
Restructuring costs	(37)	—	679	—
Loss on debt extinguishment	—	—	2,209	—
Non-GAAP Adjusted EBITDA	$3,497	$1,559	$8,628	$2,505

Liquidity and Capital Resources

We fund our operations primarily with proceeds from issuances of our equity securities, borrowings under our loan facility, and sales of our products and services. As of September 30, 2026, we had cash and cash equivalents of $31,629, and additional availability of $7,897 on our line of credit. We believe our existing cash and cash equivalent balances, cash flows from operations, and borrowing capacity under our asset-based revolving credit agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should we be unable to continue as a going concern. There can be no assurance that we will generate sufficient future cash flows from operations due to potential factors, including but not limited to inflation, recession, or reduced demand for our products. If revenue decreases from current levels, we may be unable to further reduce costs, or such reductions may limit our ability to pursue strategic initiatives and grow revenue in the future. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in increased dilution to our stockholders. If we were to incur additional debt financing, it would result in increased debt service obligations and the instruments governing such debt could require additional operating and financing covenants that would restrict our operations.

Tariffs announced in 2025 have adversely impacted our cost of goods sold and gross margins and may continue to affect cash flows if elevated tariff rates persist. In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). As a result of this ruling, we were eligible for a refund of tariffs previously paid on imported goods. During the three months ended June 30, 2026, we received $3,960 in IEEPA tariff refunds. Of this amount, $3,526 was recorded as a reduction to cost of goods sold for inventory sold, $205 was recorded as a reduction in the carrying value of inventory, and $229 was recorded as a component of other income (expense), net on the unaudited condensed consolidated statement of operations and comprehensive income (loss). Of the $205 recorded as a reduction in the carrying value of inventory, $65 was recognized as a reduction to cost of goods sold during the three months ended September 30, 2026 as the related inventory was sold, and the remaining $140 will be recognized in cost of goods sold as the related inventory is sold. The scope, duration, and impact of future tariff policies remain uncertain and could adversely affect our business, financial condition, results of operations, and cash flows. We will continue to monitor developments in this area and take actions to mitigate potential impacts as appropriate.

The actions initiated by the Camera Cable Guard Safety Update are expected to reduce cash flows from operations in the fourth quarter of 2026 and the first half of 2027. We believe our cash and borrowing availability are sufficient to meet our obligations for at least the next twelve months. See Note 12, Subsequent Events within our condensed consolidated financial statements.

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

As of September 30, 2026, we had borrowings of $11,010 outstanding under the Revolving Facility. The outstanding borrowings as of September 30, 2026 were repaid to Wells Fargo in October 2026. The remaining borrowing capacity under the Revolving Facility was $7,897 as of September 30, 2026.

As of September 30, 2026, we were in compliance with all covenants under the Credit Agreement.

WTI Loan Facility

On June 26, 2026, in connection with our entry into the Revolving Facility, we repaid all outstanding borrowings under the WTI Loan Facility using proceeds from borrowings under the Revolving Facility, and terminated the WTI Loan Facility. We recognized a loss on extinguishment of $1,605 in connection with the extinguishment on the unaudited condensed consolidated statement of operations and comprehensive income (loss), of which $1,098 was due to the write-off of unamortized debt financing costs previously capitalized on the unaudited condensed consolidated balance sheets for the three months ended June 30, 2026.

ABL Line of Credit

On June 26, 2026, in connection with our entry into the Revolving Facility, we terminated the ABL Line of Credit. We recognized a loss on extinguishment of $604 in connection with the extinguishment on the unaudited condensed consolidated statement of operations and comprehensive income (loss), of which $374 was due to the write-off of unamortized loan commitment assets previously capitalized on the unaudited condensed consolidated balance sheets for the three months ended June 30, 2026.

Financed Insurance Premium

In 2025, the Company renewed a number of its insurance policies and entered into several new short-term commercial premium finance agreements with premium finance companies to be paid within one year. As of September 30, 2026, there was no remaining balance outstanding related to these agreements.

Cash Flows

The following table summarizes our cash flow (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(2,961)	$(10,340)
Net cash used in investing activities	(2,013)	(454)
Net cash provided by (used in) financing activities	(4,108)	14,223
Net change in cash, cash equivalents, and restricted cash	$(9,082)	$3,429

Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was $2,961 as compared to net cash used in operating activities of $10,340 in the prior year. The positive change in operating cash flows was primarily driven by a significant improvement in net loss that was largely offset by an unfavorable swing in the non-cash fair value adjustment on our common stock warrant liability. Other non-cash adjustments partially offset this change, including $5,000 higher stock-based compensation expense and a $2,209 loss on debt extinguishment related to the June 2026 debt refinancing, as well as a $1,370 lower net use of cash from changes in operating assets and liabilities. The lower use of cash from operating assets and liabilities was primarily due to lower cash used for accounts receivable and inventory, partially offset by a swing from a source to a use of cash for accounts payable and accrued expenses.

Investing Activities

For both the nine months ended September 30, 2026 and September 30, 2025, we used $2,013 and $454, respectively, to invest in various projects, primarily for property and equipment and the development and enhancement of our subscription app.

Financing Activities

For the nine months ended September 30, 2026 and September 30, 2025, net cash provided by (used in) financing activities was $(4,108) and $14,223, respectively. The change is primarily driven by the repayment of long-term borrowings, related to the June 2026 debt refinancing, higher employee taxes paid related to the vesting and settlement of stock-based awards ($4,790 compared to $944), and lower net proceeds from short-term borrowings, partially offset by higher proceeds related to the issuance of common stock under stock plans.

Critical Accounting Policies and Estimates

There have been no material changes from the critical accounting policies and estimates disclosed in our Form 10-K, other than policies disclosed in this Report.

Recent Tax Legislation

The One Big Beautiful Bill Act of 2025 (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA makes changes to the U.S. corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The Company determined that the OBBBA did not have a material impact on the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026. The Act includes multiple effective dates, with certain provisions effective in 2026 and 2027. The Company will continue to evaluate the impact of these provisions on our 2026 and subsequent financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of September 30, 2026, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.
Material Weaknesses in Internal Control over Financial Reporting
We identified material weaknesses in our internal control over financial reporting. The material weaknesses are as follows: We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and financial reporting requirements. This material weakness contributed to the following material weakness:

•We did not design and maintain effective controls over the completeness and accuracy of accrued liabilities. This material weakness resulted in immaterial adjustments within the year ended December 31, 2022, the year ended December 31, 2024, and in the interim periods ended March 31, 2025 and June 30, 2025.

Additionally, each of the material weaknesses described above could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected.

Remediation of Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

As previously reported in our Form 10-Q for the three and six month periods ended June 30, 2026, we identified material weaknesses in our internal control over financial reporting. The material weaknesses previously identified included the following:

•We did not design and maintain effective controls over the segregation of duties related to journal entries. Specifically, certain personnel have the ability to both create and post journal entries within the Company’s general ledger system.

•We did not design and maintain effective controls over the accounting for the accuracy and existence of inventory.

In response to these identified material weaknesses, our management, with the oversight of the Audit Committee of our board of directors, has been actively engaged in remediating the above material weaknesses. During the year ended December 31, 2025 and during the nine months ended September 30, 2026, we implemented remediation measures designed to remediate these material weaknesses, including the following:

•Designed and implemented system-enforced controls requiring a review and approval of manual journal entries by someone other than the creator.

•Designed and implemented controls related to accuracy and existence of inventory, including inventory cutoff, inventory adjustments, the review of customer shipping terms, and year end physical inventory observations.

Management has concluded that the remediation measures described above related to journal entry segregation of duties and the accuracy and existence of inventory have been designed, implemented, and have operated effectively for a sufficient period of time for management to conclude, based on the results of our testing over the design and operating effectiveness of these controls, that the previously identified material weaknesses have been remediated as of September 30, 2026.

Remediation Plan

We have been in the process of executing our plan to remediate the material weaknesses. The remediation measures are ongoing, and although not all inclusive, remediation measures may include hiring additional accounting and financial reporting personnel and implementing additional policies, procedures and controls, all of which have and may continue to result in future costs for the Company.

During the quarter ended September 30, 2026, we continued to design internal controls to address the material weakness related to accrued liabilities.

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

Changes in Internal Control over Financial Reporting

As described in the “Remediation Plan” above, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 3, 2026, the U.S. District Court for the Central District of California entered final orders granting final approval of the settlements in both the consolidated securities class action (Butala v. Owlet, Inc., Case No. 2:21-cv-09016-FLA-SSC) and the consolidated shareholder derivative action (Vargas v. Workman, et al., Case No. 2:24-cv-07258-FLA-PVC), fully resolving and dismissing both matters with prejudice, and all applicable appeal periods have since expired without appeal.

For a detailed description of these finalized settlements and our general legal proceedings, see Note 5, Commitments and Contingencies, within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report, which is incorporated herein by reference.
Item 1A. Risk Factors.

In addition to the information contained in this Report, you should carefully consider the risk factors described in our Form 10-K, which is incorporated herein by reference, which could materially affect our business, financial condition or results. There have been no material changes to the risk factors described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities for the three months ended September 30, 2026 not previously reported on a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.

(b) None.

(c) During the three months ended September 30, 2026, none of the Company's directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+
Amendment No.3 to the Owlet, Inc. 2021 Incentive Award Plan, as amended. (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement on DEF 14A filed with the Securities Exchange Commission on June 30, 2026
		DEF 14A	001-39516	Appendix A	06/30/2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith
**Furnished herewith.
Each management contract and compensatory plan has been marked with a plus symbol (+).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owlet, Inc.

Date: November 13, 2026	By:	/s/ Kurt Workman
	Name:	Kurt Workman
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Amanda Crawford
	Name:	Amanda Crawford
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)